Form 10QSB
period 2000-09-30
NEW PARADIGM PRODUCTIONS INC
filed 2000-11-27
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2000

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  333-40790

                   NEW PARADIGM PRODUCTIONS, INC.
        (Exact name of registrant as specified in its charter)


           NEVADA                                    87-0640467
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)


          1393 Luckspring Drive, Salt Lake City, Utah 84016
               (Address of principal executive offices)

                            (801) 466-9096
         (Registrant's telephone number, including area code)



     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s)                  YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES [   ] NO [X]

The number of $.001 par value common shares outstanding at September 30, 2000:
1,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]



                            CONTENTS

                                                          PAGE



          Unaudited Condensed Balance Sheets,
          September 30, 2000 and December 31,
          1999                                              2


          Unaudited Condensed Statements of
          Operations, for the three and nine
          months ended September 30, 2000 and
          from inception on October 1, 1999
          through September 30, 2000                        3


          Unaudited Condensed Statements of Cash
          Flows, for the nine months ended
          September 30, 2000 and from inception
          on October 1, 1999 through September 30,
          2000                                              4


          Notes to Unaudited Condensed Financial
          Statements                                    5 - 8

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS

                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    5,556   $    2,347
  Prepaid expense                              2,751            -
  Inventory                                      841            -
                                         ___________  ___________
        Total Current Assets                   9,148        2,347

EQUIPMENT, net                                 3,025            -

OTHER ASSETS:
  Deferred stock offering costs                5,000            -
                                         ___________  ___________
                                          $   17,173   $    2,347
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - related party        $   10,000   $        -
  Accrued expenses                             3,759            -
                                         ___________  ___________
        Total Current Liabilities             13,759            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,000,000 and 900,000 shares
   issued and outstanding                      1,000          900
  Capital in excess of par value              39,000        4,100
  Deficit accumulated during the
   development stage                         (36,586)      (2,653)
                                         ___________  ___________
        Total Stockholders' Equity             3,414        2,347
                                         ___________  ___________
                                          $   17,173   $    2,347
                                         ___________  ___________

Note: The Balance Sheet as of December 31, 1999, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                       From Inception
                          For the Three  For the Nine   on October 1,
                          Months Ended   Months Ended   1999 Through
                          September 30,  September 30,  September 30,
                              2000          2000            2000
                          ____________   ____________   ____________

REVENUE                   $        839   $        839   $        839

COST OF GOODS SOLD                 181            181            181
                          ____________   ____________   ____________
GROSS PROFIT                       658            658            658

EXPENSES:
  General, Selling and
   Administrative               13,918         34,591         37,244
                          ____________   ____________   ____________
LOSS BEFORE INCOME TAXES       (13,260)       (33,933)       (36,586)

CURRENT TAX EXPENSE                  -              -              -

DEFERRED TAX EXPENSE                 -              -              -
                          ____________   ____________   ____________

NET LOSS                  $    (13,260)  $    (33,933)  $    (36,586)
                          ____________   ____________   ____________

LOSS PER COMMON SHARE     $       (.01)  $       (.03)  $       (.04)
                          ____________   ____________   ____________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                      From Inception
                                        For the Nine   on October 1,
                                        Months Ended   1999 Through
                                        September 30,  September 30,
                                             2000          2000
                                        ____________   ____________
Cash Flows From Operating Activities:
  Net loss                              $    (33,933)  $    (36,586)
  Adjustments to reconcile net loss to
   net cash used by operating
   activities:
     Depreciation expense                        211            211
     Changes in assets and liabilities:
       (Increase) in inventory                  (841)          (841)
       (Increase) in prepaid expenses         (2,750)        (2,750)
       Increase in accounts payable
        - related party                      10,000         10,000
       Increase in accrued expenses            3,758          3,758
                                        ____________   ____________
         Net Cash (Used) by Operating
          Activities                         (23,555)       (26,208)
                                        ____________   ____________
Cash Flows From Investing Activities:
  Purchase of equipment                       (3,236)        (3,236)
                                        ____________   ____________
     Net Cash (Used) by Investing
      Activities                              (3,236)        (3,236)
                                        ____________   ____________
Cash Flows From Financing Activities:

  Proceeds from issuance of common stock      35,000         40,000
  Stock offering costs                        (5,000)        (5,000)
                                        ____________   ____________
     Net Cash Provided by Financing
      Activities                              30,000         35,000
                                        ____________   ____________
Net Increase in Cash                           3,209          5,556

Cash at Beginning of Period                    2,347              -
                                        ____________   ____________
Cash at End of Period                   $      5,556   $      5,556
                                        ____________   ____________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $          -   $          -
    Income taxes                        $          -   $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the nine months ended September 30, 2000:
    None


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - New Paradigm Productions, Inc. (the Company) was organized under the laws of the State of Nevada on October 1, 1999. The Company plans to manufacture and sell products related to self improvement and meditation. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

  Organization Costs - The Company expensed organization costs of $885, which reflect amounts expended to organize the Company.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earning Per Share" [See Note 7].

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Advertising Costs - The Company expensed $6,729 in advertising costs during the nine month period ended September 30, 2000.

NOTE 2 - EQUIPMENT

  The Company utilizes straight-line depreciation over a five year period.

                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
         Office equipment                $     3,236  $         -
                                         ___________  ___________
                                                                -
         Less:  Accumulated Depreciation         211            -
                                         ___________  ___________
           Net Equipment                $     3,025  $         -
                                         ___________  ___________

  Depreciation expense for the period ended September 30, 2000 and year ended December 31, 1999 was $211 and $0, respectively.

NOTE 3 - CAPITAL STOCK

  Common Stock - During October 1999, in connection with its organization, the Company issued 900,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $5,000 (or $.0056 per share).

  During January and February 2000, the Company raised $35,000 through the sale of 100,000 shares of its previously authorized, but unissued common stock in a private placement ($.35 per share).

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at September 30, 2000.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available unused operating loss carryforwards of approximately $36,500, which may be applied against future taxable income and which expire in 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,400 as of September 30, 2000, with an offsetting valuation allowance at September 30, 2000 of the same amount resulting in a change in the valuation allowance of approximately $11,500 for the nine months ended September 30, 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Office Space - The Company has not previously had a need to rent office space. An officer/shareholder of the Company has allowed the Company to use her home as a mailing address, as needed, at no expense to the Company. However, the Company has agreed to pay rent of $334 per month, to an officer of the Company, beginning on March 16, 2000. The Company expensed $2,763 and $0 for the period ended September 30, 2000 and year ended December 31, 1999, respectively.

  Management Compensation - The Company has entered in to an agreement with an officer to pay compensation of $2,000 per month beginning on March 17, 2000. As of September 30, 2000, the total amount paid to this officer was $13,000.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended September 30, 2000:

                                                       From Inception
                          For the Three  For the Nine   on October 1,
                          Months Ended   Months Ended   1999 Through
                          September 30,  September 30,  September 30,
                              2000          2000            2000
                          ____________   ____________   ____________
    Loss from continuing
    operations available
    to common shareholders
    (numerator)           $    (13,260)  $    (33,933)  $    (36,586)
                          ____________   ____________   ____________
    Weighted average
    number of common
    shares outstanding
    used in computing
    loss per share for
    the period
    (denominator)            1,000,000        989,234        966,986
                          ____________   ____________   ____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 8 - SUBSEQUENT EVENTS

  Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of up to 100,000 shares of its previously authorized but unissued common stock. The Company plans to file a registration statement on Form SB-2 with the United States Securities and Exchange Commission in accordance with the Securities Act of 1933 as amended. An offering price of $1.00 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company has incurred stock offering costs totaling $5,000 as of September 30, 2000, but any such costs will be deferred and netted against the proceeds of the proposed public stock offering.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     New Paradigm was only recently incorporated on October 1, 1999, is a small start up company that only recently commenced active business operations, has not yet generated any revenues from operation and is considered a development stage company. Upon inception, the founders of New Paradigm contributed $5,000 cash to initially capitalize it in exchange for 900,000 shares of Common Stock. On January 1, 2000, New Paradigm commenced an offering in reliance upon Rule 506 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. 100,000 shares of common stock were offered and sold at $.35 per share. The offering closed in March, 2000, and raised gross proceeds of $35,000. This increased the total issued and outstanding common stock to 1,000,000 shares. In July, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts minimum/maximum" basis, of up to 100,000 shares of $.001 par value common stock, at a price of $1.00 per share. This registration statement was declared effective on October 26, 2000. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company will file annual and quarterly reports and other information with the Commission. No securities have yet been sold pursuant to this offering.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is first to raise funds from this offering. If the offering is successful, management intends to use any funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business. New Paradigm will use the proceeds of this offering to purchase computer and recording equipment that will enable it to handle recording, editing and other production on a limited basis in house; for the initial production run of approximately 1000 to 3000 copies of the first series of compact discs; for advertising and marketing; and to provide general working capital to meet other operating expenses during the start up period of operations until New Paradigm is able to generate revenues from operations to cover expenses. We have not determined how long existing capital can satisfy any cash requirements, but if the offering is successfully completed and raises at least the minimum offering amount, we do not presently anticipate that we will have to raise additional funds within the next twelve months. Instead, if less than the entire offering amount is raised, New Paradigm will reduce the initial production run of the first series of compact discs, reduce the advertising and marketing budget, and reduce the amount of computer and recording equipment purchased initially, which will limit the extent it can handle recording, editing and other production on an in house basis.

     New Paradigm was formed to produce and market compact discs, cassette and video tapes, and books with a basic theme of self improvement. The initial product will be meditation enhancing music. New Paradigm is dependent upon the successful completion of this offering and receipt of the proceeds therefrom, of which there is no assurance, for the ability to fully commence its intended business operations. In the event the proposed business is unsuccessful, there is no assurance New Paradigm could successfully become involved in any other business venture. New Paradigm presently has no plans, commitments or arrangements with respect to any other proposed business venture.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c) See Part I, Item 1 (financial statements) and Item 2 (management's discussion) for financial information and a discussion regarding use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEW PARADIGM PRODUCTIONS, INC.



Date:  November 21, 2000                by:   /s/ Jody St. Clair
                                        Jody St. Clair, President & Director