Form 10KSB
period 2000-12-31
NEW PARADIGM PRODUCTIONS INC
filed 2001-02-02
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000    Commission File No. 333-40790

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
     For the transition period from           to           .

                    NEW PARADIGM PRODUCTIONS, INC.
            (Name of small business issuer in its charter)

                Nevada                                   87-0640467
     State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization                          Identification No.)

          1393 Luckspring Drive, Salt Lake City, Utah 84016
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 466-9096

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required
to file such reports)                            Yes   X      No

and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

The Issuer's revenues for its most recent fiscal year.  $        3,885.00

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable because of the lack of market quotations. (See
Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2000: 1,077,000

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     New Paradigm Productions, Inc., a development stage company, was incorporated under the laws of the State of Nevada on October 1, 1999. In connection with its organization, the founders of New Paradigm contributed $5,000 cash to initially capitalize it in exchange for 900,000 shares of Common Stock.

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

     The Company then registered a public offering of its securities. In July, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts minimum/maximum" basis, of up to 100,000 shares of $.001 par value common stock, at a price of $1.00 per share. This registration statement, Commission File No. 333-40790, was declared effective on October 26, 2000. 77,000 shares of common stock were sold pursuant to this offering. The offering closed in December, 2000, and raised gross proceeds of $77,000. This increased the total issued and outstanding common stock to 1,077,000 shares.

     (B)  BUSINESS OF COMPANY.

     New Paradigm Productions Incorporated is a company formed to produce and market meditation music and supplies. New Paradigm plans to record, edit, and reproduce music for meditation. Using voice instrumentation, synthesizer and high-tech software, New Paradigm will attempt to create uniquely soothing music which will encourage a tranquil, uplifting meditative experience for the listener. Rather than a compilation of different songs, the musical experience created by New Paradigm Productions will be continuous, without interruptions, so the listener is allowed the fullest benefit of their meditation time, bodywork session, etc.

     Products management plans to create will include meditation enhancing "music" or sounds using voice, drums, brass gongs and/or crystal toning bowls. The primary intention is to produce and sell meditation music written and recorded by management. At this time, New Paradigm does not have any licensing agreements to purchase music from other artists nor are there any plans to do so. Any royalties on music produced by management would be paid only to artists involved in recording; for instance, vocal artists. In these instances New Paradigm may agree to pay recording artists total royalties of fifteen percent of the gross sales. If New Paradigm sells on a retail basis music produced by others, no agreements will be needed as New Paradigm will purchase compact discs or other recordings of the music at wholesale cost from a distributor.

     Different combinations of sounds will be recorded to create a meditative musical experience. The first disc planned will be of the "OM". Om is the most sacred word in the ancient Sanskrit language of India, which is used as a symbol for the traditional sound of the meditation mantra, or sacred formula, that is sung or chanted to still the mind. Though its origin is Eastern, where it is believed Om is the original sound of the Universe, it has become a universal mantra for meditation invoking inner peace and heightened awareness to the meditator.

     A combination of voices making the Om sound creates a symphonic sound believed to be conducive to meditating. Additionally, the listener may "tone" along with the music and find a simple, yet effective meditative experience. The peaceful sound will also enhance any type of therapy treatment session (massage, yoga, etc.). On successive compact discs, soothing sounds will be created using Native American type drums, brass gongs or crystal bowls enhanced with other musical instruments and vocals. Drums, gongs and toning bowls have been utilized for thousands of years in ancient cultures for meditation and healing work. Each compact disc produced will have a different "flavor" with the same intention; creating a relaxed and rejuvenating state of mind, body and spirit. Specific sound frequencies produce a deep meditative state, relax the physical body, and promote a heightened state of awareness. With the benefit of research and technology, the music created will be blended to produce the opportune state of awareness for the listener.

     The basic theme of the items produced and marketed by New Paradigm will be personal growth through holistic health practices like meditation. In addition to compact discs, New Paradigm will have for purchase items that will promote compact disc sales. New Paradigm has no contractual commitments but will purchase items for retail sale on a per piece basis. Holistic health practitioners, meditators and healers use pictures, statues, candles, etc. to enhance their environment for the purpose of inducing a desired state of mind. New Paradigm plans to acquire merchandise appropriate to this purpose for retail sale. The holistic health/Natural healing community includes an endless list of potential buyers of New Paradigm's music and products. Professionals in the massage therapy industry, yoga teachers, Tai Chi instructors, hypnotherapists, health spas, retreat centers, oriental medicine therapists, counselors and ministers all use soothing music to benefit their clients well-being.

     The target market will primarily be the "new age" consumer market. The term "new age" refers to a contemporary cultural movement characterized by a concern for spiritual consciousness or awareness believed to be heightened through meditation and holistic health practices. The market for "new age" merchandise is becoming more widespread as the personal growth/ holistic health community grows more and more mainstream. According to a recent study completed by Natural Business Communications of Boulder and GAIAM Inc. of Broomfield, CO, a new market has been defined that serves a common customer. This market, called the Lifestyles of Health and Sustainability (LOHAS), produces more than $230 billion in U.S. sales of products and services. These consumers are interested in alternative health care, books, compact discs, spirituality, personal growth, education and environmental awareness. According to statistics gathered by New Age Journal Magazine on its readers,

96% ordered items by phone or mail and the average dollar amount spent annually on mail order is $901. Over half of the readers purchased a product and/or service advertised in New Age Journal. Due to popular demand, the well-known mail order music club, Columbia House, has just recently included a MEDITATION section in its music magazine.

     To reach a particular audience, New Paradigm has planned advertising including but not limited to the following: Advertising will be focused in holistic health magazines, internet sites, catalogs, trade shows, book stores, music stores, resorts, retreat centers, massage schools, etc. All these advertising media will inform readers how to contact and place orders with New Paradigm. Internet advertising will allow for wholesale and retail marketing worldwide. As recorded music and books garner the most revenue from internet sales, an efficient web site is a top priority of New Paradigm Productions Inc. The internet site will be an on-line catalogue of products available from New Paradigm. Besides products for sale, this site will include information on upcoming CD's available, appropriate links to other sites and credit card security. A secure website will ensure secure and authenticated electronic transactions and prevent access to credit card information provided, by anyone other than the sender and the intended recipient. The internet presents a significant opportunity for rapid, cost effective distribution of music and products across the globe. Future plans include downloading capability, which allows the consumer to purchase and receive the music immediately. Distribution of items sold will be handled on a mail order basis, using the U.S Postal Service or other delivery services. Additional distribution will be to New Age Retailers which will receive either by mail or at trade shows information on the products available from New Paradigm.

     There is absolutely no assurance that New Paradigm will be successful in this venture.

ITEM 2.   PROPERTIES

      New Paradigm has no office facilities and does not presently anticipate the need to lease commercial office space or facilities, but for the time being uses the address of the president as the business address. New Paradigm pays rent of $334 per month for the use of approximately 400 square feet of space, including storage space to house equipment, in the president's residence, which is rented on a month to month basis. We may lease commercial office facilities at such time in the future as our operations have developed to the point where the facilities are needed, but we have no commitments or arrangements for any facilities, and there is no assurance regarding the future availability of commercial office facilities or terms on which we may be able to lease facilities in the future, nor any assurance regarding length of time the present arrangement may continue.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's initial public offering was not closed until December, 2000. Prior to this offering, there has been no public market for the common stock. Our common stock has not been quoted and is not listed on any national securities exchange or the Nasdaq Stock Market, and has not been traded in the over-the-counter market. No shares are subject to outstanding options or warrants to purchase, nor are there any outstanding securities convertible into common equity.

     Our common stock is considered a low priced security under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers' duties, customers' rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a low priced stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

     (B)  HOLDERS.

     As of January 2, 2001, there were about 114 record holders of the company's common stock.

     (C)  DIVIDENDS.

     New Paradigm has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds to develop and expand our business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     New Paradigm was only recently incorporated on October 1, 1999, is a small start up company that only recently commenced active business operations, has not yet generated any revenues from operation and is considered a development stage company. In July, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts minimum/maximum" basis, of up to 100,000 shares of $.001 par value common stock, at a price of $1.00 per share. 77,000 shares of common stock were sold pursuant to this offering. The offering closed in December, 2000, and raised gross proceeds of $77,000. Management's plan of operation for the next twelve months is to use funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business. New Paradigm will use the proceeds of this offering to purchase computer and recording equipment that will enable it to handle recording, editing and other production on a limited basis in house; for the initial production run of approximately 1000 to 3000 copies of the first series of compact discs; for advertising and marketing; and to provide general working capital to meet other operating expenses during the start up period of operations until New Paradigm is able to generate revenues from operations to cover expenses. We have not determined how long existing capital can satisfy any cash requirements, but with the offering successfully completed having raised at least the minimum offering amount, we do not presently anticipate that we will have to raise additional funds within the next twelve months. Instead, since less than the entire offering amount was raised, New Paradigm will reduce as necessary the initial production run of the first series of compact discs, reduce the advertising and marketing budget, and reduce the amount of computer and recording equipment purchased initially, which will limit the extent it can handle recording, editing and other production on an in house basis.

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

ITEM 7.   FINANCIAL STATEMENTS.













                 NEW PARADIGM PRODUCTIONS, INC.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 2000

                 NEW PARADIGM PRODUCTIONS, INC.




                            CONTENTS

                                                          PAGE

          Independent Auditors' Report                      1


          Balance Sheet, December 31, 2000                  2


          Statements of Operations, for the year ended
            December 31, 2000 and from inception on
            October 1, 1999 through December 31, 1999
            and 2000                                        3


          Statement of Stockholders' Equity, from the
            date of inception on October 1, 1999
            through December 31, 2000                       4


          Statements of Cash Flows, for the year ended
            December 31, 2000 and from inception on
            October 1, 1999 through December 31, 1999
            and 2000                                        5

          Notes to Financial Statements                 6 - 9

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
NEW PARADIGM PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Paradigm Productions, Inc. [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the periods from inception on October 1, 1999 through December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of New Paradigm Productions, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the periods from inception on October 1, 1999 through December 31, 1999 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 7 to the financial statements, the Company, has incurred losses since inception and has not yet established profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/S/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.

January 7, 2001
Salt Lake City, Utah

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS


                                                      December 31,
                                                          2000
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $   57,963
  Accounts receivable                                         204
  Inventory                                                 1,097
                                                      ___________
        Total Current Assets                               59,264
                                                      ___________

EQUIPMENT, net                                              2,817
                                                      ___________
                                                       $   62,081
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $      438
  Advance from shareholder                                 10,000
  Accrued payroll and payroll taxes                         4,917
                                                      ___________
        Total Current Liabilities                          15,355
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
        1,000,000 shares authorized,
        no shares issued and outstanding                        -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued and
   outstanding                                              1,077
  Capital in excess of par value                          103,832
  Deficit accumulated during the
    development stage                                    (58,183)
                                                      ___________
        Total Stockholders' Equity                         46,726
                                                      ___________
                                                       $   62,081
                                                      ___________




  The accompanying notes are an integral part of this financial statement.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS



                                                 From Inception
                                                 on October 1,
                                     For the      1999 Through
                                    Year Ended    December 31,
                                   December 31,__________________
                                       2000      1999      2000
                                    __________ ________  ________

REVENUE                             $    3,885  $     -  $  3,885

COST OF GOODS SOLD                         481        -       481
                                    __________ ________  ________

GROSS PROFIT                             3,404        -     3,404

EXPENSES:
  General, Selling and
    Administrative                      58,934    2,653    61,587
                                    __________ ________  ________

LOSS BEFORE INCOME TAXES              (55,530)  (2,653)  (58,183)

CURRENT TAX EXPENSE                          -        -         -

DEFERRED TAX EXPENSE                         -        -         -
                                    __________ ________  ________

NET LOSS                            $ (55,530) $ (2,653) $(58,183)
                                    __________ ________  ________

LOSS PER COMMON SHARE               $    (.06) $   (.00) $   (.06)
                                    __________ ________  ________












  The accompanying notes are an integral part of this financial statement.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

          FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                    THROUGH DECEMBER 31, 2000

                                                           Deficit
                                                        Accumulated
           Preferred Stock   Common Stock    Capital in  During the
          _________________ _________________ Excess of  Development
           Shares   Amount   Shares    Amount Par Value     Stage
          ________ ________ _________ _______ __________ __________
BALANCE,
 October 1,
  1999           - $     -         -  $     - $        - $        -

Issuance of
 900,000 shares
 common stock
 for cash,
 October 1,
 1999 at
 $.0056
 per share       -       -   900,000      900      4,100          -

Net loss for
 the period
 ended
 December 31,
 1999            -       -          -       -          -     (2,653)
          ________ ________ _________ _______ __________ __________
BALANCE,
 December 31,
 1999            -        -   900,000     900      4,100     (2,653)

Issuance of
 100,000
 shares of
 common stock
 for cash,
 January and
 February
 2000,at
 $.35 per
 share           -       -    100,000     100     34,900

Issuance of
 77,000 shares
 of common
 stock for
 cash, at
 $1.00 per
 share,
 November
 and December
 2000, net
 of stock
 offering
 costs of
 $12,091         -       -     77,000      77     64,832

Net loss
 for the
 year ended
 December 31,
 2000                                                      (55,530)
          ________ ________ _________ _______ __________ __________
BALANCE,
 December 31,
 2000            - $      - 1,077,000 $ 1,077 $  103,832 $ (58,183)
          ________ ________ _________ _______ __________ __________













  The accompanying notes are an integral part of this financial statement.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                   From Inception
                                                    on October 1,
                                       For the      1999 Through
                                      Year Ended    December 31,
                                      December 31, ________________
                                         2000       1999     2000
                                      ___________  _______ ________
Cash Flows From Operating Activities:
  Net loss                            $   (55,530) $(2,653)$(58,183)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Depreciation expense                     419        -      419
     Change in assets and liabilities:
       (Increase) in accounts receivable     (204)       -     (204)
       (Increase) in inventory             (1,097)       -   (1,097)
       Increase in accounts payable           438        -      438
       Increase in advances from
         shareholder                       10,000        -   10,000
       Increase in accrued payroll and
         taxes                              4,917        -    4,917
                                      ___________  _______ ________
          Net Cash (Used) by Operating
            Activities                    (41,057)  (2,653) (43,710)
                                      ___________  _______ ________
Cash Flows From Investing Activities
  Purchase of equipment                    (3,236)       -   (3,236)
                                      ___________  _______ ________
          Net Cash Provided by Investing
            Activities                     (3,236)       -   (3,236)
                                      ___________  _______ ________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance      112,000   5,000  117,000
  Stock offering costs                     (12,091)      -  (12,091)
                                      ___________  _______ ________
          Net Cash Provided by Financing
            Activities                     99,909    5,000  104,909
                                      ___________  _______ ________
Net Increase in Cash                       55,616    2,347   57,963

Cash at Beginning of Period                 2,347        -        -
                                      ___________  _______ ________
Cash at End of Period                 $    57,963  $ 2,347 $ 57,963
                                      ___________  _______ ________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $         -  $     - $      -
    Income taxes                      $         -  $     - $      -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the year ended December 31, 2000:
     None
  For the period ended December 31, 1999:
     None
  The accompanying notes are an integral part of this financial statement.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  Inventory  -  Inventories are stated at  the  lower  of  cost  or
  market.   Cost is determined on a first-in first-out method  [See
  Note 2].

  Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method and is based upon estimated useful lives of the assets [See Note 3].

  Organization Costs - The Company expensed organization costs of $885, which reflect amounts expended to organize the Company.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earning Per Share" [See Note 8].

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

  Revenue Recognition - The Company's revenue has come primarily from the sale of meditation CD's and other related products. Revenue from sales are recognized when the product is shipped.

  Advertising Costs - The Company expensed $15,298 in advertising costs during the year ended December 31, 2000.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 2 - INVENTORY

  Inventory consists of the following:
                                  December 31, 2000
                                   ________________
         Finished Goods                $ 1,097

NOTE 3 - EQUIPMENT

  Property and equipment consists of the following:

                                                       December 31,
                                                           2000
                                                       __________
         Office equipment                               $  3,236

         Less:  Accumulated Depreciation                     419
                                                       __________
            Net Equipment                               $  2,817
                                                      ___________

  Depreciation expense for the year ended December 31, 2000 was $419.

NOTE 4 - CAPITAL STOCK

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

  Public Offering of Common Stock - The Company made a public offering of 100,000 shares of its previously authorized but unissued common stock. A total of 77,000 shares were sold prior to the close of the offering. Total proceeds received amounted to $77,000. The Company filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission in accordance with the Securities Act of 1933 as amended. An offering price of $1.00 per share was arbitrarily determined by the Company. The offering was managed by the Company without any underwriter. The shares were offered and sold by an officer of the Company, who received no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. Stock offering costs totaling $12,091 were deferred and netted against the proceeds of the stock offering.

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 2000.

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $58,000, which may be applied against future taxable income and which expire in 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $19,700 as of December 31, 2000, with an offsetting valuation allowance at December 31, 2000 of the same amount resulting in a change in the valuation allowance of approximately $18,800 for the year ended December 31, 2000

NOTE 6 - RELATED PARTY TRANSACTIONS

  Office Space - Prior to March 1999, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use her home as a mailing address, as needed, at no expense to the Company. However, the Company has agreed to pay rent of $333 per month, to an officer of the Company, beginning on March 16, 2000. The Company expensed rent of $3,764 for the year ended December 31, 2000.

  Management Compensation - The Company has entered in to an agreement with an officer to pay compensation of $2,000 per month beginning on March 17, 2000. As of December 31, 2000, the total amount paid to this officer was $19,000.

  Advance From Shareholder - During September 2000 a shareholder of the Company advanced the Company $10,000 on a non-interest basis to assist with working capital needs.

NOTE 7 - GOING CONCERN

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

                 NEW PARADIGM PRODUCTIONS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended December 31, 2000:

                                                 From Inception
                                                  on October 1,
                                    For the       1999 Through
                                   Year Ended     December 31,
                                  December 31, ___________________
                                      2000        1999     2000
                                 _____________ _________ _________
    Loss from continuing
    operations available to
    common shareholders
    (numerator)                  $     (55,530)$  (2,653)$ (58,183)
                                 _____________ _________ _________
    Weighted average number
    of common shares outstanding
    used in computing loss per
    share for the period
    (denominator)                      998,019   900,000   978,501
                                 _____________ _________ _________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table sets forth the sole director and executive officer of the Company, her age, and all offices and positions with the Company. A director is elected for a period of one year and thereafter serves until her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

                     Term Served As   Positions
Name of Director Age Director/Officer With Company

Jody St. Clair   37  Since inception  President &
                                      Secretary/Treasurer

     A brief description of her background and business experience is as follows:

     Jody St. Clair serves as President, Secretary/Treasurer and Director of New Paradigm. Ms. St. Clair has been an entrepreneur for 17 years. She has conducted meditation workshops and retreats since 1991, has studied the various forms of meditation for 15 years and has been a musician for 24 years. Ms. St. Clair has experience in retail sales of new age products. She was sole proprietor of Moonshadow Creations, begun in 1992 to sell new age products and services. As President of Desert Native Designs, Inc. from 1994 to 1997, she was involved in making and selling drums, rattles and other products made to look similar to native artifacts or native designs of similar products, and gained experience marketing in the new age industry. From 1997 to the present, she has been teaching meditation in workshops and private counseling sessions. She will use her knowledge of meditation practices and contacts with qualified musicians, technicians and artists to produce meditation music, tapes and compact discs.

     The director holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

     None other than the person previously identified.

     (C)  FAMILY RELATIONSHIPS.

     None

     (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     Except as described herein, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The Issuer is not subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

     New Paradigm paid $19,000 in cash compensation to its executive officer and director during its most recent fiscal year. Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on our behalf. We have no written employment agreement with nor key man life insurance on management, but Ms. St. Clair is being compensated with a salary of two thousand dollars per month for her service. This salary commenced March 17, 2000 and may be reviewed after several months of service. There is no assurance regarding the length of time that this arrangement may continue, nor any assurance that the services of the officer will continue to be available for any specified length of time.

COMPENSATION OF DIRECTORS     None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains stock ownership information about officers or directors, and other stockholders who we know to be beneficial owners of more that 5% of our stock. A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

                           Title of   Amount & Nature of % of
Name and Address            Class     Beneficial OwnershipClass
Jody St. Clair             Common      150,000 shares    14%
1393 Luckspring Drive
SLC, Utah 84016

Lynn Dixon                 Common      482,000 shares    45%
311 S State, #460
SLC, UT 84111

Melissa Epperson           Common       98,000 shares    9.1%
1533 S 1220 W
Woods Cross, UT 84087

Thomas G. Kimble           Common       98,000 shares    9.1%
311 S State, #440
SLC, UT 84111

Dorothy Bechtel            Common       95,000 shares    8.8%
717 Pine Creek Lane
Naples, FL 34108

All officers and           Common      150,000 shares    14%
directors
as a group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership. See "Certain Transactions."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the organization of New Paradigm, the initial shareholders named above contributed $5,000 cash to initially capitalize it in exchange for 900,000 shares of Common Stock. On January 1, 2000, New Paradigm commenced an offering in reliance upon Rule 506 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. 100,000 shares of common stock were sold at $.35 per share to about 50 accredited investors, including shareholders named above. The offering closed in March, 2000, and raised gross proceeds of $35,000. This increased the total issued and outstanding common stock to 1,000,000 shares.

     New Paradigm has entered and it is contemplated that it may enter into certain transactions with management which, even though they may involve conflicts of interest in that they are not arms' length transactions, are believed to be comparable to what New Paradigm could negotiate in arms' length transactions. These transactions include the following:

     New Paradigm presently has no office facilities but uses as its principal place of business the home office facilities of Ms. St. Clair, until business operations may require more extensive facilities and New Paradigm has the financial ability to rent commercial space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to New Paradigm on such a basis for any specific length of time. New Paradigm will pay rent of $334 per month for the use of such facilities, and will pay for or reimburse Ms. St. Clair for any additional out of pocket costs incurred.

     New Paradigm has no formal written employment agreement or other contracts with its President, but agreed to pay compensation of $2,000 per month beginning March 17, 2000. There is no assurance that the services and facilities to be provided by Ms. St. Clair will be available for any specific length of time in the future. It is anticipated that the present arrangement for compensation will continue for the foreseeable future. The terms of any formal written employment agreement with Ms. St. Clair would be determined if and when such arrangements are entered into.

     Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2000.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


NEW PARADIGM PRODUCTIONS, INC.



By:     /s/ Jody St. Clair                    Date:   January 30, 2001
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Jody St. Clair                  Date:    January 30, 2001
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.