Form 10QSB
period 2001-03-31
NEW PARADIGM PRODUCTIONS INC
filed 2001-05-21
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                 YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at March 31, 2001:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2001

                      NEW PARADIGM PRODUCTIONS, INC.




                                 CONTENTS

                                                               PAGE

             Unaudited Condensed Balance Sheets,
             March 31, 2001 and December 31, 2000                2


             Unaudited Condensed Statements of Operations,
            For the three months ended March 31, 2001 and
            2000, and for the period from inception on
            October 1, 2000 through March 31, 2001               3


             Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2001 and
             2000, and for the period from inception on
             October 1, 2000 through March 31, 2001              4


        -  Notes to Unaudited Condensed Financial Statements   5 - 8

                        ACCOUNTANTS' REVIEW REPORT



Board of Directors
NEW PARADIGM PRODUCTIONS, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of New Paradigm Productions, Inc. (A Development Stage Company) as of March 31, 2001, and the related condensed statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and for the period from inception on October 1, 2000 through March 31, 2001. All information included in these financial statements is the representation of the management of New Paradigm Productions, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 7 to the financial statements, the Company was only recently formed, has incurred losses since its inception, and has not yet established profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

May 18, 2001
Salt Lake City, Utah

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $   38,633   $   57,963
  Accounts receivable                            204          204
  Inventory                                    1,761        1,097
                                         ___________  ___________
                                              40,598       59,264

PROPERTY AND EQUIPMENT, net                    2,657        2,817
                                         ___________  ___________
                                          $   43,255   $   62,081
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $      438
  Advance from shareholder                    10,000       10,000
  Accrued payroll and payroll taxes            2,084        4,917
                                         ___________  ___________
        Total Current Liabilities             12,084       15,355
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   and 1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             103,832      103,832
  Deficit accumulated during the
    development stage                       (73,738)     (58,183)
                                         ___________  ___________
        Total Stockholders' Equity            31,171       46,726
                                         ___________  ___________
                                          $   43,255   $   62,081
                                         ___________  ___________

Note: The Balance Sheet of December 31, 2000, was taken from the audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                For the Three    From Inception
                                 Months Ended      on October 1,
                                  March 31,       2000 Through
                           _______________________   March 31,
                                2001     2000         2001
                            __________  _________  ___________

REVENUE                       $  1,621  $      -    $   5,506

COST OF GOODS SOLD                 369         -          850
                            __________  _________  ___________
GROSS PROFIT                     1,252         -        4,656

EXPENSES:
  General, Selling and
    Administrative              16,807     1,472       78,394
                            __________  _________  ___________
LOSS BEFORE INCOME TAXES       (15,555)   (1,472)     (73,738)

CURRENT TAX EXPENSE                  -         -            -

DEFERRED TAX EXPENSE                 -         -            -
                            __________  _________  ___________

NET LOSS                      $(15,555)  $(1,472)    $(73,738)
                            __________  _________  ___________

LOSS PER COMMON SHARE         $  (.01)    $ (.00)    $ (.07)
                            __________  _________  ___________













 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                      For the Three    From Inception
                                       Months Ended     on October 1,
                                         March 31,       2000 Through
                                     __________________  March 31,
                                        2001     2000      2001
                                     ________  ________  _________
Cash Flows From Operating
 Activities:
 Net loss                            $(15,555) $(1,472)  $(73,738)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation expense                   160        -        579
   Changes is assets and liabilities:
    (Increase) in accounts receivable       -     1,167      (204)
    (Increase) in inventory              (664)       -     (1,761)
    (Decrease) in accounts payable       (438)       -          -
    Increase in advances from
      shareholder                           -        -     10,000
    (Decrease) in accrued payroll
      and taxes                        (2,833)       -      2,084
                                     ________  ________  _________

     Net Cash (Used) by
      Operating Activities            (19,330)   (305)    (63,040)
                                     ________  ________  _________
Cash Flows From Investing
 Activities:
 Purchase of equipment                      -        -     (3,236)
                                     ________  ________  _________
Cash Flows From Financing
 Activities:
 Proceeds from issuance of
  common stock                              -   35,000    117,000
 Stock offering costs                       -        -    (12,091)
                                     ________  ________  _________
     Net Cash Provided by
      Financing Activities                  -   35,000    104,909
                                     ________  ________  _________
Net Increase in Cash                  (19,330)  34,695     38,633

Cash at Beginning of Period            57,963    2,347          -
                                     ________  ________  _________
Cash at End of Period                $ 38,633  $37,042   $ 38,633
                                     ________  ________  _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                          $     -    $   -    $      -
   Income taxes                      $     -    $   -    $      -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended March 31, 2001:
     None

  For the period ended March 31, 2000:
     None
 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - New Paradigm Productions, Inc. (the "Company") was organized under the laws of the State of Nevada on October 1, 2000. The Company plans to manufacture and sell products related to self improvement and meditation. The Company has not yet generated revenues from its planned principle operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards (SFAS) No.
  7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

  Organization Costs - The Company expensed organization costs of $(885), which reflect amounts expended to organize the Company.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

  Inventory consists of the following:
                                               March 31,
                                                  2001
                                             ___________
         Finished Goods                         $  1,097
                                             ___________

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                March 31,
                                                   2001
                                               __________
         Office equipment                       $  3,236

         Less:  Accumulated Depreciation             579
                                               __________
            Net Equipment                       $  2,657
                                              ___________

  Depreciation expense for the period ended March 31, 2001 was $160.

NOTE 4 - CAPITAL STOCK

  Common Stock - During October 2000, in connection with its organization, the Company issued 900,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $5,000 (or $.0056 per share).

  During January and February 2001, the Company raised $35,000 through the sale of 100,000 shares of its previously authorized, but unissued common stock in a private placement ($.35 per share).

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at March 31, 2001.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $73,700, which may be applied against future taxable income and which expire in 2019 and 2020.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [CONTINUED]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $25,000 as of March 31, 2001, with an offsetting valuation allowance at March 31, 2001 of the same amount resulting in a change in the valuation allowance of approximately $5,300 for the three months ended March 31, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Office Space - Prior to March 1999, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use her home as a mailing address, as needed, at no expense to the Company. However, the Company has agreed to pay rent of $333 per month, to an officer of the Company, beginning on March 16, 2000. The Company expensed rent of $1,000 for the three months ended March 31, 2001.

  Management Compensation - The Company has entered in to an agreement with an officer to pay compensation of $2,000 per month beginning on March 17, 2000. For the three months ended March 31, 2001, $6,000 was paid to the officer.

  Advance From Shareholder - During September 2000 a shareholder of the Company advanced the Company $10,000 on a non-interest basis to assist with working capital needs.

NOTE 7 - GOING CONCERN

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                      For the Three    From Inception
                                       Months Ended     on October 1,
                                        March 31,       2000 Through
                                    __________________   March 31,
                                      2001      2000      2001
                                    ________   _______   ________
    Loss from continuing operations
    available to common shareholders
    (numerator)                    $(15,555)  $(1,472)  $(73,738)
                                    ________   _______   ________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                  1,077,000 1,000,000   994,707
                                    ________   _______   ________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

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

                         NEW PARADIGM PRODUCTIONS, INC.



Date:   May 18, 2001     by:        /s/ Jody St. Clair
                        Jody St. Clair, President and Secretary/Treasurer