Form 10QSB
period 2001-06-30
NEW PARADIGM PRODUCTIONS INC
filed 2001-08-20
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2001

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


The number of $.001 par value common shares outstanding at June 30, 2001:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2001

                      NEW PARADIGM PRODUCTIONS, INC.

                                 CONTENTS

                                                                PAGE

        - Unaudited Condensed Balance Sheets,
            June 30, 2001 and December 31, 2000                    2


        - Unaudited Condensed Statements of Operations,
            For the three and six months ended June 30,
            2001 and 2000, and for the period from inception
            on October 1, 1999 through June 30, 2001               3


        - Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2001 and
            2000, and for the period from inception on
            October 1, 1999 through June 30, 2001                  4


        - Notes to Unaudited Condensed Financial Statements    5 - 8

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $   26,532   $   57,963
  Accounts receivable                              -          204
  Inventory                                    3,331        1,097
                                         ___________  ___________
                                              29,863       59,264

PROPERTY AND EQUIPMENT, net                    2,497        2,817
                                         ___________  ___________
                                          $   32,360   $   62,081
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      620   $      438
  Advance from shareholder                    10,000       10,000
  Accrued payroll and payroll taxes            2,097        4,917
                                         ___________  ___________
        Total Current Liabilities             12,717       15,355
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   and 1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             103,832      103,832
  Deficit accumulated during the
    development stage                        (85,266)     (58,183)
                                         ___________  ___________
        Total Stockholders' Equity            19,643       46,726
                                         ___________  ___________
                                          $   32,360   $   62,081
                                         ___________  ___________

Note: The Balance Sheet as of December 31, 2000, was taken from the audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three      For the Six      From Inception
                           Months Ended       Months Ended      on October 1,
                             June 30,           June, 30        1999 Through
                      __________________________________________  June 30,
                          2001      2000       2001    2000        2001
                      __________ _________ __________ _________ ___________

REVENUE               $     709  $      -  $   2,064  $      -  $    5,949

COST OF GOODS SOLD          123         -        492         -         973
                      __________ _________ __________ _________ ___________
GROSS PROFIT                586         -      1,572         -       4,976

EXPENSES:
  General, Selling and
    Administrative       10,853    19,201     28,655    20,673      90,242
                      __________ _________ __________ _________ ___________
LOSS BEFORE INCOME
TAXES                   (10,267)  (19,201)   (27,083)  (20,673)    (85,266)

CURRENT TAX EXPENSE            -        -       -            -           -

DEFERRED TAX EXPENSE           -        -       -            -           -
                      __________ _________ __________ _________ ___________

NET LOSS             $  (10,267) $(19,201) $ (27,083) $(20,673) $  (85,266)
                     ___________ _________ __________ _________ ___________

LOSS PER COMMON
 SHARE               $     (.01) $   (.02) $    (.03) $   (.02) $     (.08)
                     ___________ _________ __________ _________ ___________














 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Six     From Inception
                                          Months Ended     on October 1,
                                            June 30,       1999 Through
                                     _____________________   June 30,
                                        2001       2000        2001
                                     __________ __________ ___________
Cash Flows From Operating Activities:
 Net loss                            $ (27,083) $ (20,673) $  (85,266)
 Adjustments to reconcile net loss to
   net cash used by operating
    activities:
   Depreciation expense                    319         48         739
   Changes is assets and liabilities
    (Increase) in prepaid expenses           -     (3,056)          -
    (Increase) in accounts receivable      205          -           -
    (Increase) in inventory             (2,235)         -      (3,331)
    Increase in accrued liabilities          -        870           -
    Increase in accounts payable           182          -         620
    Increase (Decrease) in
      accrued payroll and taxes         (2,819)     1,310       2,097
                                     __________ __________ ___________
     Net Cash (Used) by Operating
       Activities                      (31,431)   (21,501)    (85,141)
                                     __________ __________ ___________
Cash Flows From Investing Activities:
 Purchase of equipment                       -     (1,913)     (3,236)
                                     __________ __________ ___________
     Net Cash Provided by Financing
       Activities                            -     (1,913)     (3,236)
                                     __________ __________ ___________
Cash Flows From Financing Activities:
 Proceeds from issuance of common
  stock                                      -     35,000     117,000
 Stock offering costs                        -     (5,000)    (12,091)
 Proceeds from Advances
   from shareholder                          -          -      10,000
                                     __________ __________ ___________
     Net Cash Provided by
       Financing Activities                  -     30,000     114,909
                                     __________ __________ ___________
Net Increase (Decrease) in Cash        (31,431)     6,586      26,532

Cash at Beginning of Period             57,963      2,347           -
                                     __________ __________ ___________
Cash at End of Period                $  26,532  $   8,933  $   26,532
                                     __________ __________ ___________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                          $       -  $       -  $        -
   Income taxes                      $       -  $       -  $        -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the periods ended June 30, 2001 and 2000:
     None

  The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - New Paradigm Productions, Inc. (the "Company") was organized under the laws of the State of Nevada on October 1, 1999. The Company plans to manufacture and sell products related to self improvement and meditation. The Company has not yet generated significant revenues from its planned principle operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards
  (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

  Inventory consists of the following:
                                                June 30,
                                                  2001
                                             ___________
         Finished Goods                      $    3,331
                                             ___________

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                June 30,
                                                  2001
                                              __________
         Office equipment                     $   3,236

         Less:  Accumulated Depreciation            739
                                              __________
            Net Equipment                     $   2,497
                                              ___________

  Depreciation expense for the period ended June 30, 2001 was $319.

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

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at June 30, 2001.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $85,200, which may be applied against future taxable income and which expire in 2019 and 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $28,900 as of June 30, 2001, with an offsetting valuation allowance at June 30, 2001 of the same amount resulting in a change in the valuation allowance of approximately $9,200 for the six months ended June 30, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Office Space - Prior to March 2000, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use her home as a mailing address, as needed, at no expense to the Company. However, the Company has agreed to pay rent of $333 per month, to an officer of the Company, beginning on March 16, 2000. The Company expensed rent of $2,000 for the period ended June 30, 2001.

  Management Compensation - The Company has entered into an agreement with an officer to pay compensation of $2,000 per month beginning on March 17,
  2000.   For  the six months ended June 30, 2001, $12,000 was  paid  to  the officer.

  Advance From Shareholder - During September 2000 a shareholder of the Company advanced the Company $10,000 on a non-interest basis to assist with working capital needs.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company may not have adequate working capital to continue its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                              For the Three      For the Six   From Inception
                              Months Ended       Months Ended   on October 1,
                                June, 30           June 30,     1999 Through
                          ___________________ ___________________  June 30,
                             2001      2000     2001       2000      2001
                          _________ _________ _________ _________ _________
    Loss from continuing
     operations available
     to common
     shareholders
     (numerator)          $(10,267) $(19,201) $(27,083) $(20,673) $(85,266)
                          _________ _________ _________ _________ _________
    Weighted average
     number of common
     shares outstanding
     used in loss per
     share for the
     period (denominator) 1,077,000   950,000 1,077,000   950,000 1,006,445
                          _________ _________ _________ _________ _________

  Dilutive earnings per share was not presented, as the Company had no common
  equivalent  shares  for  all  periods  presented  that  would  effect   the
  computation of diluted earnings (loss) per share.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS.

     New Paradigm was incorporated October 1, 1999, is a small start up company that recently commenced active business operations, has not yet generated significant revenues from operations and is considered a development stage company. Upon inception, the Company issued 900,000 shares of common stock to its founding stockholders. On January 1, 2000, New Paradigm commenced an offering in reliance upon Rule 506 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. 100,000 shares of common stock were offered and sold at $.35 per share. The offering closed in March, 2000, and raised gross proceeds of $35,000. This increased the total issued and outstanding common stock to 1,000,000 shares. In July, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts minimum/maximum" basis, of up to 100,000 shares of $.001 par value common stock, at a price of $1.00 per share. 77,000 shares of common stock were sold pursuant to this offering. The offering closed in December, 2000, and raised gross proceeds of $77,000. This increased the total issued and outstanding common stock to 1,077,000 shares.

     Management's plan of operation for the next twelve months is to use funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business. New Paradigm is using the proceeds of this offering to purchase computer and recording equipment that will enable it to handle recording, editing and other production on a limited basis in house; for the initial production run of approximately 1000 to 3000 copies of the first series of compact discs; for advertising and marketing; and to provide general working capital to meet other operating expenses during the start up period of operations until New Paradigm is able to generate revenues from operations to cover expenses. We have not determined how long existing capital can satisfy any cash requirements, but with the offering successfully completed having raised at least the minimum offering amount, we do not presently anticipate that we will have to raise additional funds within the next twelve months. Instead, since less than the entire offering amount was raised, New Paradigm will reduce as necessary the initial production run of the first series of compact discs, reduce the advertising and marketing budget, and reduce the amount of computer and recording equipment purchased initially, which will limit the extent it can handle recording, editing and other production on an in house basis.

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

                    NEW PARADIGM PRODUCTIONS, INC.



Date: August 20, 2001    by:        /s/ Jody St. Clair
                    Jody St. Clair, President and Secretary/Treasurer