Form 10QSB
period 2001-09-30
NEW PARADIGM PRODUCTIONS INC
filed 2001-11-14
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2001

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


The number of $.001 par value common shares outstanding at September 30, 2001:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2001

                      NEW PARADIGM PRODUCTIONS, INC.




                                 CONTENTS

                                                                PAGE

        -  Unaudited Condensed Balance Sheets,
             September 30, 2001 and December 31, 2000              2


        -  Unaudited Condensed Statements of Operations,
             For the three and nine months ended September 30,
             2001 and 2000, and for the period from inception
             on October 1, 1999 through September 30, 2001         3


        -  Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2001 and
             2000, and for the period from inception on
             October 1, 1999 through September 30, 2001            4


        -  Notes to Unaudited Condensed Financial Statements   5 - 8

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                        September 30, December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $   18,644   $   57,963
  Accounts receivable                              -          204
  Inventory                                    2,729        1,097
                                         ___________  ___________
                                              21,373       59,264

PROPERTY AND EQUIPMENT, net                    2,332        2,817
                                         ___________  ___________
                                          $   23,705   $   62,081
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $      438
  Advance from shareholder                    10,000       10,000
  Accrued payroll and payroll taxes            2,614        4,917
                                         ___________  ___________
        Total Current Liabilities             12,614       15,355
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   and 1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             103,832      103,832
  Deficit accumulated during the
    development stage                        (93,818)     (58,183)
                                         ___________  ___________
        Total Stockholders' Equity            11,091       46,726
                                         ___________  ___________
                                          $   23,705   $   62,081
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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                         For the Three         For the Nine    From Inception
                          Months Ended         Months Ended     on October 1,
                          September 30,       September, 30     1999 Through
                      ____________________  ____________________September 30,
                         2001      2000       2001       2000       2001
                      _________  _________  _________  _________  _________

REVENUE:
  Sales               $   2,258  $     839  $   4,322  $     839  $   8,207

COST OF GOODS SOLD          574        181      1,066        181      1,547
                      _________  _________  _________  _________  _________
GROSS PROFIT              1,684        658      3,256        658      6,660

EXPENSES:
  General, Selling and
    Administrative       10,236     13,918     38,891     34,591    100,478
                      _________  _________  _________  _________  _________
LOSS BEFORE INCOME
TAXES                    (8,552)   (13,260)   (35,635)   (33,933)   (93,818)

CURRENT TAX EXPENSE           -          -          -          -          -

DEFERRED TAX EXPENSE          -          -          -          -          -
                      _________  _________  _________  _________  _________

NET LOSS              $  (8,552) $ (13,260) $ (35,635) $ (33,933) $ (93,818)
                      _________  _________  _________  _________  _________

LOSS PER COMMON
 SHARE                $    (.01) $   (.01)  $    (.03) $    (.03) $    (.09)
                      _________  _________  _________  _________  _________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                               For the Nine    From Inception
                                               Months Ended     on October 1,
                                               September 30,    1999 Through
                                          ______________________September 30,
                                             2001         2000        2001
                                          __________  __________  ___________
Cash Flows From Operating Activities:
 Net loss                                 $  (35,635) $  (33,933) $   (93,818)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
   Depreciation expense                          485         211          904
   Changes is assets and liabilities
    (Increase) in prepaid expenses                 -      (2,750)           -
    Decrease in accounts receivable204             -           -
    (Increase) in inventory                   (1,632)       (841)      (2,729)
    (Decrease) in accounts payable              (438)          -            -
    Increase (Decrease) in accrued payroll
      and taxes                               (2,303)      3,758        2,614
                                          __________  __________  ___________
     Net Cash (Used) by Operating
       Activities                            (39,319)    (33,555)     (93,029)
                                          __________  __________  ___________
Cash Flows From Investing Activities:
 Purchase of equipment                             -      (3,236)      (3,236)
                                          __________  __________  ___________
     Net Cash (Used) by Financing
       Activities                                  -      (3,236)      (3,236)
                                          __________  __________  ___________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock            -      35,000      117,000
 Stock offering costs                              -      (5,000)     (12,091)
 Proceeds from Advances from shareholder           -      10,000       10,000
                                          __________  __________  ___________
     Net Cash Provided by Financing
       Activities                                  -      40,000      114,909
                                          __________  __________  ___________
Net Increase (Decrease) in Cash              (39,319)      3,209       18,644

Cash at Beginning of Period                   57,963       2,347            -
                                          __________  __________  ___________
Cash at End of Period                     $   18,644  $    5,556  $    18,644
                                          __________  __________  ___________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                               $        -  $        -  $         -
   Income taxes                           $        -  $        -  $         -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the periods ended September 30, 2001 and 2000:
     None
  The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Revenue Recognition - The Company's revenue has come primarily from the sale of meditation CD's and other related products. Revenue from sales are recognized when the product is shipped.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

  Inventory consists of the following:
                                               September 30,
                                                   2001
                                               ___________
         Finished Goods                          $  2,729
                                               ___________

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                              September 30,
                                                   2001
                                               __________
         Office equipment                       $  3,236

         Less:  Accumulated Depreciation             904
                                               __________
            Net Equipment                       $  2,332
                                              ___________

  Depreciation expense for the period ended September 30, 2001 was $904.

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

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at September 30, 2001.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001, the Company has available unused operating loss carryforwards of approximately $93,800, which may be applied against future taxable income and which expire in 2019 and 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $31,800 as of September 30, 2001, with an offsetting valuation allowance at September 30, 2001 of the same amount resulting in a change in the valuation allowance of approximately $12,100 for the nine months ended September 30, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Office Space - Prior to March 2000, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use her home as a mailing address, as needed, at no expense to the Company. However, the Company has agreed to pay rent of $333 per month, to an officer of the Company, beginning on March 16, 2000. The Company expensed rent of $3,000 for the period ended September 30, 2001.

  Management Compensation - The Company has entered into an agreement with an officer to pay compensation of $2,000 per month beginning on March 17, 2000. As of June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month. For the nine months ended September 30, 2001, $14,000 was paid to the officer.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                            For the Three       For the Nine   From Inception
                            Months Ended        Months Ended    on October 1,
                            September, 30       September 30,   1999 Through
                         ___________________ ___________________September 30,
                            2001     2000      2001       2000      2001
                         _________ _________ _________ _________ _________
    Loss from continuing
    operations available to
    common shareholders
    (numerator)          $ (8,552) $(13,260) $(35,635) $(33,933) $(93,818)
                         _________ _________ _________ _________ _________
    Weighted average
    number of common
    shares outstanding
    used in loss per
    share for the period
    (denominator)        1,077,000 1,000,000 1,077,000   989,234 1,015,337
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

     Management's plan of operation for the next twelve months is to use funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business. New Paradigm is using the proceeds of this offering to purchase computer and recording equipment that will enable it to handle recording, editing and other production on a limited basis in house; for the initial production run of approximately 1000 to 3000 copies of the first series of compact discs; for advertising and marketing; and to provide general working capital to meet other operating expenses during the start up period of operations until New Paradigm is able to generate revenues from operations to cover expenses. We have not determined how long existing capital can satisfy any cash requirements. Since less than the entire offering amount was raised, New Paradigm will reduce as necessary the initial production run of the first series of compact discs, reduce the advertising and marketing budget, and reduce the amount of computer and recording equipment purchased initially, which will limit the extent it can handle recording, editing and other production on an in house basis.

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

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) No instruments defining the rights of the holders of any class of registered securities have been materially modified.

     (b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

     (c) During the period covered by this report, there were not any securities that the issuer sold without registering the securities under the Securities Act.

     (d) In July, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts minimum/maximum" basis, of up to 100,000 shares of $.001 par value common stock, at a price of $1.00 per share. 77,000 shares of common stock were sold pursuant to this offering. The offering closed in December, 2000, and raised gross proceeds of $77,000. This increased the total issued and outstanding common stock to 1,077,000 shares. New Paradigm used the proceeds of this offering to purchase computer and recording equipment that will enable it to handle recording, editing and other production on a limited basis in house; for the initial production run of approximately 1000 to 3000 copies of the first series of compact discs; for advertising and marketing; and to provide general working capital to meet other operating expenses during the start up period of operations until New Paradigm is able to generate revenues from operations to cover expenses

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.  None

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NEW PARADIGM PRODUCTIONS, INC.



Date: November 14, 2001  by:    /s/ Jody St. Clair
                         Jody St. Clair, President and Secretary/
                         Treasurer