Form 10KSB
period 2001-12-31
NEW PARADIGM PRODUCTIONS INC
filed 2002-04-12
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001    Commission File No. 333-40790

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


    (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

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

The Issuer's revenues for its most recent fiscal year.  $        5,701.00

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable because of the lack of market quotations. (See
Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2001: 1,077,000

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

     (B)  BUSINESS OF COMPANY.

     New Paradigm Productions Incorporated is a company formed to produce and market meditation music and supplies. New Paradigm records, edits, and reproduces music for meditation. Using voice instrumentation, synthesizer and high-tech software, New Paradigm is attempting to create uniquely soothing music which will encourage a tranquil, uplifting meditative experience for the listener. Rather than a compilation of different songs, the musical experience created by New Paradigm Productions will be continuous, without interruptions, so the listener is allowed the fullest benefit of their meditation time, bodywork session, etc.

     Products management plans to create include meditation enhancing "music" or sounds using voice, drums, brass gongs and/or crystal toning bowls. The primary intention is to produce and sell meditation music written and recorded by management. At this time, New Paradigm does not have any licensing agreements to purchase music from other artists nor are there any plans to do so. Any royalties on music produced by management would be paid only to artists involved in recording; for instance, vocal artists. In these instances New Paradigm may agree to pay recording artists total royalties of fifteen percent of the gross sales. If New Paradigm sells on a retail basis music produced by others, no agreements will be needed as New Paradigm will purchase compact discs or other recordings of the music at wholesale cost from a distributor.

     Different combinations of sounds are being recorded to create a meditative musical experience. The first disc will be of the "OM". Om is the most sacred word in the ancient Sanskrit language of India, which is used as a symbol for the traditional sound of the meditation mantra, or sacred formula, that is sung or chanted to still the mind. Though its origin is Eastern, where it is believed Om is the original sound of the Universe, it has become a universal mantra for meditation invoking inner peace and heightened awareness to the meditator.

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

     The basic theme of the items produced and marketed by New Paradigm is personal growth through holistic health practices like meditation. In addition to compact discs, New Paradigm will have for purchase items that promote compact disc sales. New Paradigm has no contractual commitments but will purchase items for retail sale on a per piece basis. Holistic health practitioners, meditators and healers use pictures, statues, candles, etc. to enhance their environment for the purpose of inducing a desired state of mind. New Paradigm acquires merchandise appropriate to this purpose for retail sale. The holistic health/Natural healing community includes an endless list of potential buyers of New Paradigm's music and products. Professionals in the massage therapy industry, yoga teachers, Tai Chi instructors, hypnotherapists, health spas, retreat centers, oriental medicine therapists, counselors and ministers all use soothing music to benefit their clients well-being.

     The target market primarily is the "new age" consumer market. The term "new age" refers to a contemporary cultural movement characterized by a concern for spiritual consciousness or awareness believed to be heightened through meditation and holistic health practices. The market for "new age" merchandise is becoming more widespread as the personal growth/ holistic health community grows more and more mainstream. According to a recent study completed by Natural Business Communications of Boulder and GAIAM Inc. of Broomfield, CO, a new market has been defined that serves a common customer. This market, called the Lifestyles of Health and Sustainability (LOHAS), produces more than $230 billion in U.S. sales of products and services. These consumers are interested in alternative health care, books, compact discs, spirituality, personal growth, education and environmental awareness. According to statistics gathered by New Age Journal Magazine on its readers, 96% ordered items by phone or mail and the average dollar amount spent annually on mail order is $901. Over half of the readers purchased a product and/or service advertised in New Age Journal. Due to popular demand, the well-known mail order music club, Columbia House, has just recently included a MEDITATION section in its music magazine.

     To reach a particular audience, New Paradigm has planned advertising including but not limited to the following: Advertising focused in holistic health magazines, internet sites, catalogs, trade shows, book stores, music stores, resorts, retreat centers, massage schools, etc. All these advertising media will inform readers how to contact and place orders with New Paradigm. Internet advertising will allow for wholesale and retail marketing worldwide. As recorded music and books garner the most revenue from internet sales, an efficient web site is a top priority of New Paradigm Productions Inc. The internet site is an on-line catalogue of products available from New Paradigm. Besides products for sale, this site includes information on upcoming CD's available and credit card security. A secure website will ensure secure and authenticated electronic transactions and prevent access to credit card information provided, by anyone other than the sender and the intended recipient. The internet presents a significant opportunity for rapid, cost effective distribution of music and products across the globe. Future plans include appropriate links to other sites and downloading capability, which allows the consumer to purchase and receive the music immediately. Distribution of items sold will be handled on a mail order basis, using the U.S Postal Service or other delivery services. Additional distribution will be to New Age Retailers which will receive either by mail or at trade shows information on the products available from New Paradigm.

     There is absolutely no assurance that New Paradigm will be successful in this venture.

ITEM 2.   PROPERTIES

      New Paradigm has no office facilities and does not presently anticipate the need to lease commercial office space or facilities, but for the time being uses the address of the president as the business address. New Paradigm pays rent of $333 per month for the use of approximately 400 square feet of space, including storage space to house equipment, in the president's residence, which is rented on a month to month basis. New Paradigm may lease commercial office facilities at such time in the future as operations have developed to the point where the facilities are needed, but we have no commitments or arrangements for any facilities, and there is no assurance regarding the future availability of commercial office facilities or terms on which we may be able to lease facilities in the future, nor any assurance regarding length of time the present arrangement may continue.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's initial public offering closed in December, 2000. Prior to this offering, there was no public market for the common stock. The common stock is not listed on any national securities exchange or the Nasdaq Stock Market, but is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "NPPI". It has not been traded in the over-the-counter market except on a limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low

     September 30, 2001            .04                 .04
     December 31, 2001             .04                 .04

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

     (B)  HOLDERS.

     As of April 10, 2002, there were about 95 record holders of the company's common stock.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     New Paradigm is a small start up company that was incorporated on October 1, 1999, only recently commenced active business operations, has not yet generated any significant revenues from operations and is considered a development stage company. In July, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 100,000 shares of $.001 par value common stock, at a price of $1.00 per share. 77,000 shares of common stock were sold pursuant to this offering. The offering closed in December, 2000, and raised gross proceeds of $77,000. Management's plan of operation for the next twelve months is to use funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business. New Paradigm will use the proceeds of this offering to purchase computer and recording equipment that will enable it to handle recording, editing and other production on a limited basis in house; for the initial production run of approximately 1000 to 3000 copies of the first series of compact discs; for advertising and marketing; and to provide general working capital to meet other operating expenses during the start up period of operations until New Paradigm is able to generate revenues from operations to cover expenses. We have not determined how long existing capital can satisfy any cash requirements, but with the offering successfully completed having raised at least the minimum offering amount, we do not presently anticipate that we will have to raise additional funds within the next twelve months. Instead, since less than the entire offering amount was raised, New Paradigm will reduce as necessary the initial production run of the first series of compact discs, reduce the advertising and marketing budget, and reduce the amount of computer and recording equipment purchased initially, which will limit the extent it can handle recording, editing and other production on an in house basis.

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

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

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

                         Term Served As   Positions
Name of Director  Age    Director/Officer With Company

Jody St. Clair     38    Since inception  President &
                                          Secretary/Treasurer

     A brief description of her background and business experience is as follows:

     Jody St. Clair serves as President, Secretary/Treasurer and Director of New Paradigm. Ms. St. Clair has conducted meditation workshops and retreats since 1991, has studied the various forms of meditation for over 15 years and has been a musician for 25 years. Ms. St. Clair has experience in retail sales of new age products. She was sole proprietor of Moonshadow Creations, begun in 1992 to sell new age products and services. As President of Desert Native Designs, Inc. from 1994 to 1997, she was involved in making and selling drums, rattles and other products made to look similar to native artifacts or native designs of similar products, and gained experience marketing in the new age industry. From 1997 to the present, she has been teaching meditation in workshops and private counseling sessions. She will use her knowledge of meditation practices and contacts with qualified musicians, technicians and artists to produce meditation music, tapes and compact discs.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The Issuer is not subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table summarizes executive compensation paid or accrued during the past two years (the first two years of operation) for our Chief Executive Officer.

                      SUMMARY COMPENSATION TABLE

Name                                   Other
And                                    Annual     All Other
Principal                              Compen-    Compen-
Position       Year Salary($)Bonus($)  sation($)  sation($)

Jody St. Clair 2001 $15,000
CEO            2000 $19,000
               1999  -0-

     Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on our behalf. We have no written employment agreement with nor key man life insurance on management, but Ms. St. Clair is presently being compensated with a salary of one thousand dollars per month for her service. This salary may be reviewed periodically. There is no assurance regarding the length of time that this arrangement may continue, nor any assurance that the services of the officer will continue to be available for any specified length of time.

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

     New Paradigm has no formal written employment agreement or other contracts with its President, but beginning March 17, 2000, agreed to pay compensation of $2,000 per month, which was reduced to $1,000 per month as of June 1, 2001. There is no assurance that the services and facilities to be provided by Ms. St. Clair will be available for any specific length of time in the future. It is anticipated that the present arrangement for compensation will continue for the foreseeable future. The terms of any formal written employment agreement with Ms. St. Clair would be determined if and when such arrangements are entered into.

     Except as disclosed in this item, in the financial statements or notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2001.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


NEW PARADIGM PRODUCTIONS, INC.



By:     /s/ Jody St. Clair                      Date:   April 10, 2002
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:     /s/ Jody St. Clair                     Date:    April 10, 2002
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                      NEW PARADIGM PRODUCTIONS, INC.

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001

                      NEW PARADIGM PRODUCTIONS, INC.




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2001                  2


        -  Statements of Operations, for the
            years ended December 31, 2001 and
            2000 and from inception on
            October 1, 1999 through
            December 31, 2001                                3


        -  Statement of Stockholders' Equity,
            from the date of inception on
            October 1, 1999 through
            December 31, 2001                                4


        -  Statements of Cash Flows, for the
            years ended December 31, 2001 and
            2000 and from inception on
            October 1, 1999 through
            December 31, 2001                                5


        -  Notes to Financial Statements                 6 - 9

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
NEW PARADIGM PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Paradigm Productions, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001and 2000 and for the period from inception on October 1, 1999 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of New Paradigm Productions, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on October 1, 1999 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company, has incurred losses since inception and has not yet established profitable operations. Further the Company may not have adequate working capital. These factors rasie substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

January 17, 2002
Salt Lake City, Utah

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET

                                  ASSETS


                                                      December 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $   12,399
  Inventory                                                 2,762
                                                      ___________
        Total Current Assets                               15,161
                                                     ____________

EQUIPMENT, net                                              2,169
                                                     ____________
                                                       $   17,330
                                                     ____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $    1,375
  Advance from shareholder                                 10,000
  Accrued payroll and payroll taxes                         1,249
                                                      ___________
        Total Current Liabilities                          12,624
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued and
   outstanding                                              1,077
  Capital in excess of par value                          103,832
  Deficit accumulated during the
   development stage                                    (100,203)
                                                      ___________
        Total Stockholders' Equity                          4,706
                                                      ___________
                                                       $   17,330
                                                     ____________





The accompanying notes are an integral part of these financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS



                                          For the     From Inception
                                         Year Ended   on October 1,
                                        December 31,   1999 Through
                                     __________________December 31,
                                       2001      2000      2001
                                     ________  ________  ________

REVENUE                               $ 5,701  $  3,885  $  9,586

COST OF GOODS SOLD                      1,107       481     1,588
                                     ________  ________  ________
GROSS PROFIT                            4,594     3,404     7,998

EXPENSES:
  General, Selling and
    Administrative                     46,614    58,934   108,201
                                     ________  ________  ________

LOSS BEFORE INCOME TAXES             (42,020)  (55,530) (100,203)

CURRENT TAX EXPENSE                         -         -         -

DEFERRED TAX EXPENSE                        -         -         -
                                     ________  ________  ________

NET LOSS                            $(42,020) $(55,530) $(100,203)
                                     ________  ________  ________

LOSS PER COMMON SHARE               $   (.04) $   (.06) $   (.10)
                                     ________  ________  ________














The accompanying notes are an integral part of these financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2001

                                                                 Deficit
                                                                 Accumulated
                  Preferred Stock   Common Stock     Capital in  During the
                  ______________  _________________   Excess of  Development
                  Shares   Amount   Shares    Amount  Par Value   Stage
                  ______  ______  _________  _______  _________  _________
BALANCE,
 October 1, 1999       - $     -          -   $    -    $     -    $     -

Issuance of 900,000
 shares common
 stock for cash,
 October 1, 1999
 at $.0056 per
 share                 -       -    900,000      900      4,100          -

Net loss for the
 period ended
 December 31, 1999     -       -          -        -          -     (2,653)
                  ______  ______  _________  _______  _________  _________
BALANCE,
 December 31, 1999     -       -    900,000      900      4,100     (2,653)

Issuance of 100,000
 shares of common
 stock for cash,
 January and
 February 2000,
 at $.35 per share     -       -    100,000      100     34,900          -

Issuance of 77,000
 shares of common
 stock for cash, at
 $1.00 per share,
 November and
 December 2000, net
 of stock offering
 costs of $12,091      -       -     77,000       77     64,832          -

Net loss for the
 year ended
 December 31, 2000     -       -          -        -          -    (55,530)
                  ______  ______  _________  _______  _________  _________
BALANCE,
 December 31, 2000     -       -  1,077,000    1,077    103,832    (58,183)

Net loss for the
 year ended
 December 31, 2001     -       -          -        -          -    (42,020)
                  ______  ______  _________  _______  _________  _________
BALANCE,
 December 31, 2001     -   $   -  1,077,000  $ 1,077  $ 103,832  $(100,203)
                  ______  ______  _________  _______  _________  _________








The accompanying notes are an integral part of these financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                       For the       From Inception
                                     Year Ended       on October 1,
                                     December 31,     1999 Through
                                 ___________________   December 31,
                                    2001       2000       2001
                                 ________   ________   _________
Cash Flows From
 Operating Activities:
  Net loss                       $(42,020)  $(55,530)  $(100,203)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Depreciation expense             648        419       1,067
     Change in assets and
      liabilities:
       (Increase) decrease
         in accounts receivable       204       (204)          -
       (Increase) in inventory     (1,665)    (1,097)     (2,762)
       Increase in accounts
         payable                      937        438       1,375
       Increase (decrease)
         in accrued expenses       (3,668)     4,917       1,249
                                 ________   ________   _________
          Net Cash (Used) by
           Operating Activities   (45,564)   (51,057)    (99,274)
                                 ________   ________   _________
Cash Flows From
 Investing Activities
  Purchase of equipment                 -     (3,236)     (3,236)
                                 ________   ________   _________
          Net Cash Provided by
           Investing Activities         -     (3,236)     (3,236)
                                 ________   ________   _________
Cash Flows From
 Financing Activities:
  Proceeds from common
   stock issuance                       -    112,000     117,000
  Stock offering costs                  -    (12,091)    (12,091)
  Increase in advances
   from shareholder                     -     10,000      10,000
                                 ________   ________   _________
          Net Cash Provided by
           Financing Activities         -    109,909     114,909
                                 ________   ________   _________
Net Increase (decrease) in Cash   (45,564)    55,616      12,399

Cash at Beginning of Period        57,963      2,347           -
                                 ________   ________   _________
Cash at End of Period             $12,399    $57,963    $ 12,399
                                 ________   ________   _________

Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:
    Interest                       $  -      $  -         $  -
    Income taxes                   $  -      $  -         $  -

Supplemental Schedule of Noncash
 Investing and Financing Activities:
  For the year ended December 31, 2001:
     None
  For the period ended December 31, 2000:
     None


The accompanying notes are an integral part of these financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - New Paradigm Productions, Inc. (the "Company") was organized under the laws of the State of Nevada on October 1, 1999. The Company plans to manufacture and sell products related to self-improvement and meditation. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Revenue Recognition - The Company's revenue has come primarily from the sale of meditation CD's and other related products. Revenue from sales are recognized when the product is shipped.

  Advertising Costs - The Company expensed $1,879 and $15,298 in advertising costs during the year ended December 31, 2001 and 2000.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 2 - INVENTORY

  Inventory consists of the following at:
                                                       December 31,
                                                           2001
                                                       __________
         Finished goods                                 $  2,762
                                                       __________

  The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at December 31, 2001.

NOTE 3 - EQUIPMENT

  Property and equipment consists of the following at:

                                                       December 31,
                                                           2001
                                                       __________
         Office equipment                               $  3,236

         Less:  Accumulated Depreciation                   1,067
                                                       __________
            Net Equipment                               $  2,169
                                                      ___________

  Depreciation expense for the year ended December 31, 2001 and 2000 was $648 and $419, respectively.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at December 31, 2001.

  Common Stock - The Company has authorized 24,000,000 shares of common stock with a $.001 par value. At December 31, 2001, the Company had 1,077,000 shares issued and outstanding.

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

NOTE 4 - CAPITAL STOCK [Continued]

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $100,000, which may be applied against future taxable income and which expire in 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $34,000 as of December 31, 2001, with an offsetting valuation allowance at December 31, 2001 of the same amount resulting in a change in the valuation allowance of approximately $14,300 and $18,800 for the years ended December 31, 2001 and 2000, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Office Space - Prior to March 2000, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use her home as a mailing address, as needed, at no expense to the Company. However, the Company has agreed to pay rent of $333 per month, to an officer of the Company, beginning on March 16, 2000. The Company expensed rent of $4,000 and $3,764 for the years ended December 31, 2001 and 2000, respectively.

  Management Compensation - The Company has entered into an agreement with an officer to pay compensation of $2,000 per month beginning on March 17, 2000. As of June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. For the years ended December 31, 2001 and 2000, $15,000 and $19,000, were paid to the officer, respectively. At December 31, 2001, $1,000 was accrued as unpaid compensation.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  Advance From Shareholder - During September 2000 a shareholder of the Company advanced the Company $10,000 on a non-interest basis to assist with working capital needs.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company may not have adequate working capital to achieve profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods ended December 31, 2001:
                                        For the      From Inception
                                      Year Ended      on October 1,
                                   December 31, 1999     Through
                                   __________________  December 31,
                                     2001       2000      2001
                                   ________  ________  __________
    Loss from continuing
    operations available
    to common shareholders
    (numerator)                    $(42,020) $(55,530)  $(100,203)
                                   ________  ________  __________
    Weighted average number
    of common shares
    outstanding used in
    computing loss per
    share for the period
   (denominator)                  1,077,000   998,019   1,022,238
                                   ________  ________  __________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.