Form 10QSB
period 2002-03-31
NEW PARADIGM PRODUCTIONS INC
filed 2002-05-14
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2002

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


The number of $.001 par value common shares outstanding at March 31, 2002:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2002

                      NEW PARADIGM PRODUCTIONS, INC.




                                 CONTENTS

                                                                PAGE

        -  Unaudited Condensed Balance Sheets,
           March 31, 2002 and December 31, 2001                  2


        -  Unaudited Condensed Statements of Operations,
           For the three months ended March 31, 2002 and
           2001, and for the period from inception on
           October 1, 2000 through March 31, 2002                3


        -  Unaudited Condensed Statements of Cash Flows,
           for the three months ended March 31, 2002 and
           2001, and for the period from inception on
           October 1, 2000 through March 31, 2002                4


        -  Notes to Unaudited Condensed Financial Statements   5 - 9

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                          March 31,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $    8,703   $   12,399
  Inventory                                    2,659        2,762
                                         ___________  ___________
                                              11,362       15,161

PROPERTY AND EQUIPMENT, net                    2,009        2,169
                                         ___________  ___________
                                          $   13,371   $   17,330
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $    1,375
  Advance from shareholder                    10,000       10,000
  Accrued expenses                               796        1,249
                                         ___________  ___________
        Total Current Liabilities             10,796       12,624
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   and 1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             103,832      103,832
  Deficit accumulated during the
    development stage                      (102,334)    (100,203)
                                         ___________  ___________
        Total Stockholders' Equity             2,575        4,706
                                         ___________  ___________
                                          $   13,371   $   17,330
                                         ___________  ___________


Note: The Balance Sheet of December 31, 2001, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                For the Three     From Inception
                                 Months Ended      on October 1,
                                  March 31,         2000 Through
                              __________________     March 31,
                                 2002      2001         2002
                              ________  _________   __________

REVENUE                       $    400  $  1,621    $   5,906

COST OF GOODS SOLD                  69       369          919
                              ________  _________   __________
GROSS PROFIT                       331     1,252        4,987

EXPENSES:
  General, Selling and
    Administrative               2,462    16,807      107,321
                              ________  _________   __________
LOSS BEFORE INCOME TAXES        (2,131)  (15,555)    (102,334)

CURRENT TAX EXPENSE                  -         -            -

DEFERRED TAX EXPENSE                 -         -            -
                              ________  _________   __________

NET LOSS                      $(2,131)  $(15,555)   $(102,334)
                              ________  _________   __________

LOSS PER COMMON SHARE         $  (.00)   $ (.01)    $  (.10)
                              ________  _________   __________















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                        For the Three       From Inception
                                         Months Ended        on October 1,
                                           March 31,         2000 Through
                                      _____________________   March 31,
                                         2002        2001         2002
                                      _________  __________    _________
Cash Flows From Operating Activities:
 Net loss                             $ (2,131) $  (15,555)   $(102,334)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation expense                    160         160        1,227
   Changes is assets and liabilities:
    (Increase) decrease in inventory       103        (664)      (2,659)
    (Decrease) in accounts payable      (1,375)       (438)           -
    Increase in advances from shareholder    -           -       10,000
    (Decrease) in accrued expenses        (453)     (2,833)         796
                                      _________  __________    _________

     Net Cash (Used) by
      Operating Activities              (3,696)    (19,330)     (92,970)
                                      _________  __________    _________
Cash Flows From Investing Activities:
 Purchase of equipment                       -           -       (3,236)
                                      _________  __________    _________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock      -           -      117,000
 Stock offering costs                        -           -      (12,091)
                                      _________  __________    _________
     Net Cash Provided by
      Financing Activities                   -           -      104,909
                                      _________  __________    _________
Net Increase in Cash                    (3,696)    (19,330)       8,703

Cash at Beginning of Period             12,399      57,963            -
                                      _________  __________    _________
Cash at End of Period                 $  8,703   $  38,633     $  8,703
                                      _________  __________    _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $   -       $    -      $    -
   Income taxes                         $   -       $    -      $    -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended March 31, 2002:
     None

  For the period ended March 31, 2001:
     None



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

  Advertising Costs - The Company expensed $0 and $1,879 in advertising costs during the periods ended March 31, 2002 and 2001.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2 - INVENTORY

  Inventory consists of the following:
                                       March 31,   December 31,
                                          2002         2001
                                       ________    ___________
         Finished Goods                $  2,659    $   2,762
                                       ________    ___________

  The Company's management does not estimate that an allowance for slow moving or obsolete inventory is required at March 31, 2002.

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                         March 31,  December 31,
                                            2002        2001
                                         _________  ___________
         Office equipment                $  3,236   $   3,236
         Less: accumulated depreciation    (1,227)     (1,067)
                                         _________  ___________
         Net Equipment                   $  2,009   $   2,169
                                         _________  ___________

  Depreciation expense for the period ended March 31, 2002 and 2001 was $160 and $160, respectively.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at March 31, 2002.

  Common Stock - The Company has authorized 24,000,000 shares of common stock with a $.001 par value. At March 31, 2002, the Company had 1,077,000 shares issued and outstanding.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $102,000, which may be applied against future taxable income and which expire in various years through 2021.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (continued)

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $20,000 as of March 31, 2002, with an offsetting valuation allowance at March 31, 2002 of the same amount resulting in a change in the valuation allowance of approximately $400 and $3,100 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Office Space - Prior to March 2000, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use her home as a mailing address, as needed, at no expense to the Company. However, the Company has agreed to pay rent of $333 per month, to an officer of the Company, beginning on March 16, 2000. The Company expensed rent of $1,000 and $1,000 for the periods ended March 31, 2002 and 2001, respectively.

  Management Compensation - The Company has entered into an agreement with an officer to pay compensation of $2,000 per month beginning on March 17, 2000. As of June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. For the periods ended March 31, 2002 and 2001, $0 and $6,000, were paid to the officer, respectively.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                           For the Three     From Inception
                                            Months Ended     on October 1,
                                             March 31,        2000 Through
                                       _____________________   March 31,
                                          2002       2001        2002
                                       _________   _________   _________
    Loss from continuing operations
    available to common shareholders
    (numerator)                        $ (2,131)   $(15,555)  $(102,334)
                                       _________   _________   _________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                      1,077,000   1,077,000   1,027,643
                                       _________   _________   _________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS.

     New Paradigm is a small start up company that was incorporated on October 1, 1999, only recently commenced active business operations, has not yet generated any significant revenues from operations and is considered a development stage company. In July, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 100,000 shares of $.001 par value common stock, at a price of $1.00 per share. 77,000 shares of common stock were sold pursuant to this offering. The offering closed in December, 2000, and raised gross proceeds of $77,000. Management's plan of operation for the next twelve months is to use funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business. New Paradigm is using the proceeds of this offering to purchase computer and recording equipment that enable it to handle recording, editing and other production on a limited basis in house; for the initial production run of approximately 1000 to 3000 copies of the first series of compact discs; for advertising and marketing; and to provide general working capital to meet other operating expenses during the start up period of operations until New Paradigm is able to generate revenues from operations to cover expenses. We have not determined how long existing capital can satisfy any cash requirements, but with the offering successfully completed having raised at least the minimum offering amount, we do not presently anticipate that we will have to raise additional funds within the next twelve months. Instead, since less than the entire offering amount was raised, New Paradigm reduced as necessary the initial production run of the first series of compact discs, reduced the advertising and marketing budget, and reduced the amount of computer and recording equipment purchased initially, which will limit the extent it can handle recording, editing and other production on an in house basis.

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

                    NEW PARADIGM PRODUCTIONS, INC.



Date: May 13, 2002  by:     /s/ Jody St. Clair
                    Jody St. Clair, President and Secretary/Treasurer