Form 10QSB
period 2002-06-30
NEW PARADIGM PRODUCTIONS INC
filed 2002-08-20
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2002

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

             2050 Ribbon Lane, Salt Lake City, Utah 84117
               (Address of principal executive offices)

                            (801) 808-2540
         (Registrant's telephone number, including area code)

           1393 Luckspring Drive, Salt Lake City, Utah 84016
(Former name, former address and former fiscal year, if changed since last report)

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


The number of $.001 par value common shares outstanding at June 30, 2002:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2002

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                                    PAGE

        -  Unaudited Condensed Balance Sheets,
             June 30, 2002 and December 31, 2001                      2


        -  Unaudited Condensed Statements of Operations,
             For the three and six months ended June 30,
             2002 and 2001 and for the period from inception
             on October 1, 1999 through June 30, 2002                 3


        -  Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2002 and
             2001 and for the period from inception on
             October 1, 1999 through June 30, 2002                    4


        -  Notes to Unaudited Condensed Financial Statements        5 - 8

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                                June 30,   December 31,
                                                  2002         2001
                                              ___________  ___________
CURRENT ASSETS:
  Cash in bank                                $     4,748  $    12,399
  Inventory                                         2,631        2,762
                                              ___________  ___________
                                                    7,379       15,161

PROPERTY AND EQUIPMENT, net                         1,848        2,169
                                              ___________  ___________
                                              $     9,227  $    17,330
                                              ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                            $     1,125  $     1,375
  Accounts payable - related party                  1,667            -
  Advance from shareholder                         10,000       10,000
  Accrued expenses                                      -        1,249
                                              ___________  ___________
        Total Current Liabilities                  12,792       12,624
                                              ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                     -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   and 1,077,000 shares issued
   and outstanding                                  1,077        1,077
  Capital in excess of par value                  103,832      103,832
  Deficit accumulated during the
    development stage                            (108,474)    (100,203)
                                              ___________  ___________
        Total Stockholders' Equity (Deficit)       (3,565)       4,706
                                              ___________  ___________
                                              $     9,227  $    17,330
                                              ___________  ___________

Note: The Balance Sheet as of December 31, 2001 was taken from the audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                         For the Three        For the Six      From Inception
                          Months Ended        Months Ended      on October 1,
                            June 30,            June, 30        1999 Through
                       __________________  __________________     June 30,
                         2002      2001      2002      2001         2002
                       ________  ________  ________  ________  ______________

REVENUE                $    193  $    709  $    593  $  2,064  $        6,099

COST OF GOODS SOLD           28       123        97       492             947
                       ________  ________  ________  ________  ______________
GROSS PROFIT                165       586       496     1,572           5,152

EXPENSES:
  General, Selling and
    Administrative        6,305    10,853     8,767    28,655         113,626
                       ________  ________  ________  ________  ______________
LOSS BEFORE INCOME
TAXES                    (6,140)  (10,267)   (8,271)  (27,083)       (108,474)

CURRENT TAX EXPENSE           -         -         -         -               -

DEFERRED TAX EXPENSE          -         -         -         -               -
                       ________  ________  ________  ________  ______________

NET LOSS               $ (6,140) $(10,267) $ (8,271) $(27,083) $     (108,474)
                       ________  ________  ________  ________  ______________

LOSS PER COMMON
 SHARE                 $   (.01) $   (.01) $   (.01) $   (.03) $         (.11)
                       ________  ________  ________  ________  ______________















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                              For the Six      From Inception
                                              Months Ended      on October 1,
                                                June, 30        1999 Through
                                           __________________     June 30,
                                             2002      2001         2002
                                           ________  ________  ______________
Cash Flows From Operating Activities:
 Net loss                                  $ (8,271) $(27,083) $     (108,474)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
   Depreciation expense                         321       319           1,388
   Changes in assets and liabilities
    Decrease in accounts receivable               -       205               -
    (Increase) decrease in inventory            131    (2,235)         (2,631)
    Increase (decrease) in accounts payable    (250)      182           1,125
    Increase in accounts payable - related
      party                                   1,667         -           1,667
    (Decrease) in accrued expenses           (1,249)   (2,819)              -
                                           ________  ________  ______________
     Net Cash (Used) by Operating
       Activities                            (7,651)  (31,431)       (106,925)
                                           ________  ________  ______________
Cash Flows From Investing Activities:
 Purchase of equipment                            -         -          (3,236)
                                           ________  ________  ______________
     Net Cash (Used) by Financing
       Activities                                 -         -          (3,236)
                                           ________  ________  ______________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock           -         -         117,000
 Stock offering costs                             -         -         (12,091)
 Proceeds from advances from shareholder          -         -          10,000
                                           ________  ________  ______________
     Net Cash Provided by Financing
       Activities                                 -         -         114,909
                                           ________  ________  ______________
Net Increase (Decrease) in Cash              (7,651)  (31,431)          4,748

Cash at Beginning of Period                  12,399    57,963               -
                                           ________  ________  ______________
Cash at End of Period                      $  4,748  $ 26,532  $        4,748
                                           ________  ________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                $      -  $      -  $            -
   Income taxes                            $      -  $      -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the six months ended June 30, 2002 and 2001:
     None



  The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - New Paradigm Productions, Inc. (the "Company") was organized under the laws of the State of Nevada on October 1, 1999. The Company plans to manufacture and sell products related to self improvement and meditation. The Company has not yet generated significant revenues from its planned principle operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Inventory - Inventory is stated at the lower of cost or market.   Cost  is
  determined on a first-in first-out method [See Note 2].

  Property  and  Equipment - Property and equipment are  recorded  at  cost.
  Depreciation is calculated using the straight-line method and is based upon estimated useful lives of the assets [See Note 3].

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  Inventory consists of the following at:
                                                June 30,   December 31,
                                                  2002         2001
                                              ___________  ___________
         Finished Goods                       $     2,631  $     2,762
                                              ___________  ___________

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at:

                                                June 30,   December 31,
                                                  2002         2001
                                              ___________  ___________
         Office equipment                     $     3,236  $     3,236

         Less:  Accumulated Depreciation           (1,388)      (1,067)
                                              ___________  ___________
            Net Equipment                     $     1,848  $     2,169
                                              ___________  ___________

  Depreciation expense for the six months ended June 30, 2002 and 2001 amounted to $321 and $319, respectively.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available unused operating loss carryforwards of approximately $108,500, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,300 and $34,000 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately a $17,700 reduction for the six months ended June 30, 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Advance From Shareholder - During September 2000, a shareholder of the Company advanced the Company $10,000 on a non-interest basis to assist with working capital needs.

  Management Compensation - The Company has entered into an agreement with an officer to pay compensation of $2,000 per month beginning on March 17, 2000. As of June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. For the six months ended June 30, 2002 and 2001, $725 and $12,000, respectively, were paid to the officer.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  Office Space - Prior to March 2000, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use her home as a mailing address, as needed, at no expense to the Company. However, the Company has agreed to pay rent of $333 per month, to an officer of the Company, beginning on March 16, 2000. The Company expensed rent of $2,000 and $2,000 for the six months ended June 30, 2002 and 2001, respectively.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has not yet been successful in establishing profitable operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                          For the Three        For the Six      From Inception
                           Months Ended        Months Ended      on October 1,
                             June 30,            June, 30        1999 Through
                        __________________  __________________     June 30,
                          2002      2001      2002      2001         2002
                        ________  ________  ________  ________  ______________
    Loss from continuing
    operations available
    to common
    shareholders
    (numerator)         $ (6,140) $(10,267) $ (8,271) $(27,083) $     (108,474)
                        ________  ________  ________  ________  ______________
    Weighted average
    number of common
    shares outstanding
    used in loss per
    share for the period
    (denominator)      1,077,000 1,077,000 1,077,000 1,077,000       1,032,121
                        ________  ________  ________  ________  ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

                         NEW PARADIGM PRODUCTIONS, INC.



Date: August 19, 2002    by:    /s/ Jody St. Clair
                         Jody St. Clair, President and Secretary/Treasurer



CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned Chief Executive Officer and Chief Financial Officer certify that this report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: August 19, 2002    by:    /s/ Jody St. Clair
                         Jody St. Clair, President and Secretary/Treasurer