Form 10QSB
period 2002-09-30
NEW PARADIGM PRODUCTIONS INC
filed 2002-11-12
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2002

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


The number of $.001 par value common shares outstanding at September 30, 2002:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2002

                      NEW PARADIGM PRODUCTIONS, INC.




                                 CONTENTS

                                                                    PAGE

        -  Unaudited Condensed Balance Sheets,
            September 30, 2002 and December 31, 2001                 2


        -  Unaudited Condensed Statements of Operations,
            For the three and nine months ended September 30,
            2002 and 2001, and for the period from inception
            on October 1, 1999 through September 30, 2002            3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2002 and
            2001, and for the period from inception on
            October 1, 1999 through September 30, 2002               4


        -  Notes to Unaudited Condensed Financial Statements       5 - 8

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                        September 30, December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    1,898   $   12,399
  Inventory                                    2,606        2,762
                                         ___________  ___________
                                               4,504       15,161

PROPERTY AND EQUIPMENT, net                    1,685        2,169
                                         ___________  ___________
                                          $    6,190   $   17,330
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $        -   $    1,375
  Advance from shareholder                    11,667       10,000
  Accrued expenses                               224        1,249
                                         ___________  ___________
        Total Current Liabilities             11,891       12,624
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   and 1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             103,832      103,832
  (Deficit) accumulated during the
    development stage                      (110,610)    (100,203)
                                         ___________  ___________
        Total Stockholders' Equity           (5,701)        4,706
                                         ___________  ___________
                                          $    6,190   $   17,330
                                         ___________  ___________

Note: The Balance Sheet as of December 31, 2001, was taken from the audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three        For the Nine     From Inception
                          Months Ended         Months Ended      on October 1,
                          September 30,        September, 30     1999 Through
                       __________________  ____________________  September 30,
                          2002     2001       2002      2001         2002
                       ________  ________  _________  _________   __________

REVENUE:
  Sales                $   177   $ 2,258   $    770   $  4,322   $   10,356

COST OF GOODS SOLD          25       574        122      1,066        1,710
                       ________  ________  _________  _________   __________
GROSS PROFIT               152     1,684        648      3,256        8,646

EXPENSES:
  General, Selling and
    Administrative       2,288    10,236     11,055     38,891      109,256
                       ________  ________  _________  _________   __________
LOSS BEFORE INCOME
TAXES                   (2,136)   (8,552)   (10,407)   (35,635)    (110,610)

CURRENT TAX EXPENSE          -         -          -          -            -

DEFERRED TAX EXPENSE         -         -          -          -            -
                       ________  ________  _________  _________   __________

NET LOSS               $(2,136)  $(8,552)  $(10,407)  $(35,635)   $(110,610)
                       ________  ________  _________  _________   __________

LOSS PER COMMON
 SHARE                 $  (.00)  $  (.01)  $   (.00)  $   (.03)   $    (.10)
                       ________  ________  _________  _________   __________














 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     From
                                                                   Inception
                                            For the Nine          on October
                                            Months Ended            1, 1999
                                            September 30,           Through
                                        _______________________    September
                                           2002         2001        30, 2002
                                        __________   __________   ___________
Cash Flows From Operating Activities:
 Net loss                                $(10,184)    $(35,635)    $(110,610)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation expense                       484          485         1,551
   Changes is assets and liabilities
    (Increase) in prepaid expenses              -            -             -
    Decrease in accounts receivable             -          204             -
    (Increase) decrease in inventory          156       (1,632)       (2,606)
    (Decrease) in accounts payable         (1,375)        (438)            -
    Increase (Decrease) in accrued
     payroll and taxes                     (1,025)      (2,303)          224
                                         __________   __________   ___________
     Net Cash (Used) by
      Operating Activities                (12,167)     (39,319)      (11,442)
                                         __________   __________   ___________
Cash Flows From Investing Activities:
 Purchase of equipment                          -            -        (3,236)
                                         __________   __________   ___________
     Net Cash (Used) by
      Financing Activities                      -            -        (3,236)
                                         __________   __________   ___________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock         -            -       117,000
 Stock offering costs                           -            -       (12,091)
 Proceeds from advances from shareholder    1,667            -        11,667
                                         __________   __________   ___________
     Net Cash Provided by
      Financing Activities                  1,667            -       116,576
                                         __________   __________   ___________
Net Increase (Decrease) in Cash           (10,501)     (39,319)        1,898

Cash at Beginning of Period                12,399       57,963             -
                                         __________   __________   ___________
Cash at End of Period                    $  1,898      $18,644     $   1,898
                                         __________   __________   ___________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -      $     -     $       -
   Income taxes                          $      -      $     -     $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the periods ended September 30, 2002 and 2001:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  Inventory consists of the following at:

                                September 30,      December 31,
                                   2002              2001
                                ___________       ___________
     Finished Goods             $  2,606           $  2,762
                                ___________       ___________

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at:

                                   September 30,     December 31,
                                        2002            2001
                                    __________       ___________
    Office equipment                  $ 3,236        $  3,236

    Less: Accumulated Depreciation     (1,551)         (1,067)
                                    __________       ___________
            Net Equipment             $ 1,685        $  2,169
                                    __________       ____________

  Depreciation expense for the nine months ended September 30, 2002 and 2001 amounted to $484 and $485, respectively.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $110,000, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $37,000 and $34,000 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately a $3,000 reduction for the nine months ended June 30, 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Advance From Shareholder - During September 2000, a shareholder of the Company advanced the Company $10,000 on a non-interest basis to assist with working capital needs. During the nine months ended September 30, 2002, the shareholder advanced an additional $1,667. At September 30, 2002, a total of $11,667 was owed.

  Management Compensation - The Company has entered into an agreement with an officer to pay compensation of $2,000 per month beginning on March 17, 2000. As of June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. For the nine months ended September 30, 2002 and 2001, $725 and $14,000, respectively, were paid to the officer.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  Office Space - Prior to March 2000, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use her home as a mailing address, as needed, at no expense to the Company. However, the Company has agreed to pay rent of $333 per month, to an officer of the Company, beginning on March 16, 2000. In July 2002, the Company verbally renegotiated the terms of the agreement based on need or usage. The Company expensed rent of $2,000 and $3,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                                                                        From
                                                                      Inception
                            For the Three         For the Nine       on October
                            Months Ended          Months Ended         1, 1999
                            September 30,         September 30,        Through
                         ____________________  ____________________   September
                            2002       2001       2002       2001      30, 2002
                         _________  _________  _________  _________   _________
  Loss from continuing
  operations available to
  common shareholders
  (numerator)             $(2,136)   $(8,552)  $(10,407)  $(35,635)  $(110,610)
                         _________  _________  _________  _________   _________
  Weighted average number
  of common shares
  outstanding used in
  loss per share for the
  period (denominator)   1,077,000  1,077,000  1,077,000  1,077,000   1,035,891
                         _________  _________  _________  _________   _________

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

ITEM 3. CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 15d-14) for the issuer and have:

     designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                         New Paradigm Productions, Inc.



Date:  November 11, 2002      by:   /s/ Jody St. Clair
                    Jody St. Clair, President and Secretary/Treasurer



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



Date:  November 11, 2002      by:   /s/ Jody St. Clair
                    Jody St. Clair, President and Secretary/Treasurer

                           CERTIFICATIONS*
I, Jody St. Clair, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of New Paradigm Productions, Inc., the registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 11, 2002      by:   /s/ Jody St. Clair
                    Jody St. Clair, President and Secretary/Treasurer (Chief Executive Officer and Chief Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.