Form 10KSB
period 2002-12-31
NEW PARADIGM PRODUCTIONS INC
filed 2003-03-28
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File No. 333-40790

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to           .

                    NEW PARADIGM PRODUCTIONS, INC.
            (Name of small business issuer in its charter)

                Nevada                                   87-0640467
     State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                     Identification No.)

          1393 Luckspring Drive, Salt Lake City, Utah 84016
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 808-2540


    (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.                           Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

The Issuer's revenues for its most recent fiscal year.    $      0.00

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable because of the lack of market quotations. (See
Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2002: 1,077,000

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

     (B)  BUSINESS OF COMPANY.

     New Paradigm Productions Incorporated is a company formed to produce and market meditation music and supplies. This business was not successful and operations were discontinued as of December 31, 2002.

     The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

ITEM 2.   PROPERTIES

      New Paradigm has no office facilities and does not presently need to lease commercial office space or facilities, but for the time being uses the address of the president as the business address. There is no assurance regarding the length of time the present arrangement may continue.

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

     Quarter Ended                 High                Low
     September 30, 2001            .04                 .04
     December 31, 2001             .04                 .04

     March 31, 2002                .59                 .04
     June 30, 2002                 .59                 .59
     September 30, 2002            .75                 .59
     December 31, 2002             .75                 .75

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

     (B)  HOLDERS.

     As of March 20, 2003, there were about 94 record holders of the common stock.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     New Paradigm is a small start up company that was incorporated on October 1, 1999, has not yet generated any significant revenues from operations and is considered a development stage company. In July, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 100,000 shares of $.001 par value common stock, at a price of $1.00 per share. 77,000 shares of common stock were sold pursuant to this offering. The offering closed in December, 2000, and raised gross proceeds of $77,000.

     New Paradigm Productions Incorporated is a company formed to produce and market meditation music and supplies. This business was not successful and operations were discontinued as of December 31, 2002. Management will not attempt to pursue further efforts with respect to this business, and it is unlikely the Company would have the financial ability to do so in any event. Management's plan of operation for the next twelve months is to maintain its filings and curtail operations and activities to reduce expenses and continue in existence while management seeks other business opportunities. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings.

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

                          Term Served As     Positions
Name of Director  Age     Director/Officer  With Company

Jody St. Clair    39      Since inception   President &
                                            Secretary/Treasurer

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table summarizes executive compensation paid or accrued during the past two years (the first two years of operation) for our Chief Executive Officer.

                      SUMMARY COMPENSATION TABLE

Name                                   Other
And                                    Annual     All Other
Principal                              Compen-    Compen-
Position       Year Salary($)Bonus($)  sation($)  sation($)

Jody St. Clair 2002     725
CEO            2001 $15,000
               2000 $19,000

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

                           Title of   Amount & Nature of   % of
Name and Address            Class     Beneficial Ownership Class
Jody St. Clair             Common      150,000 shares      14%
1393 Luckspring Drive
SLC, Utah 84016

Lynn Dixon                 Common      482,000 shares      45%
311 S State, #460
SLC, UT 84111

Melissa Epperson           Common       98,000 shares      9.1%
1533 S 1220 W
Woods Cross, UT 84087

Thomas G. Kimble           Common       98,000 shares      9.1%
311 S State, #440
SLC, UT 84111

Dorothy Bechtel            Common       95,000 shares      8.8%
717 Pine Creek Lane
Naples, FL 34108

All officers and           Common      150,000 shares      14%
directors as a group
as a group (1 person)

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

     New Paradigm presently has no office facilities but uses as its principal place of business the home office facilities of Ms. St. Clair, until business operations may require more extensive facilities and New Paradigm has the financial ability to rent commercial space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to New Paradigm on such a basis for any specific length of time. New Paradigm paid rent of $334 per month for the use of such facilities, and reimbursed Ms. St. Clair for any additional out of pocket costs incurred, until this arrangement was discontinued in August, 2002, when operations were discontinued during that fiscal year.

     New Paradigm has no formal written employment agreement or other contracts with its President, but beginning March 17, 2000, agreed to pay compensation of $2,000 per month, which was reduced to $1,000 per month as of June 1, 2001, and discontinued altogether in August, 2002, when operations were discontinued during that fiscal year. There is no assurance that the services and facilities to be provided by Ms. St. Clair will be available for any specific length of time in the future. It is anticipated that the present arrangement for compensation will continue for the foreseeable future. The terms of any formal written employment agreement with Ms. St. Clair would be determined if and when such arrangements are entered into.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

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

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2002

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                     1


        -  Balance Sheet, December 31, 2002                 2


        -  Statements of Operations, for the years
            ended December 31, 2002 and 2001
            and from inception on October 1, 1999
            through December 31, 2002                       3


        -  Statement of Stockholders' Equity (Deficit),
            from inception on October 1, 1999
            through December 31, 2002                       4


        -  Statements of Cash Flows, for the years
            ended December 31, 2002 and 2001
            and from inception on October 1, 1999
            through December 31, 2002                       5


        -  Notes to Financial Statements                 6 - 12

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
NEW PARADIGM PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Paradigm Productions, Inc. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on October 1, 1999 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of New Paradigm Productions, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on October 1, 1999 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

January 16, 2003
Salt Lake City, Utah

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                                  December 31,
                                                                      2002
                                                                  ____________
CURRENT ASSETS:
  Cash                                                            $        433
                                                                  ____________
        Total Current Assets                                               433

ASSETS OF DISCONTINUED OPERATIONS                                          300
                                                                  ____________
                                                                  $        733
                                                                  ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                                $        500
  Advance from shareholder                                              10,000
                                                                  ____________
        Total Current Liabilities                                       10,500
                                                                  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                                          -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued and
   outstanding                                                           1,077
  Capital in excess of par value                                       105,499
  Deficit accumulated during the
   development stage                                                  (116,343)
                                                                  ____________
        Total Stockholders' Equity (Deficit)                            (9,767)
                                                                  ____________
                                                                  $        733
                                                                  ____________






 The accompanying notes are an integral part of this financial statement.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                  For the        From Inception
                                                 Year Ended       on October 1,
                                                December 31,       1999 Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________

REVENUE                                    $        -  $        -  $          -

EXPENSES:
 General and administrative                         -           -             -
                                           __________  __________  ____________
      Total Expenses                                -           -             -
                                           __________  __________  ____________

LOSS BEFORE INCOME TAXES                            -           -             -

CURRENT TAX EXPENSE                                 -           -             -

DEFERRED TAX EXPENSE                                -           -             -
                                           __________  __________  ____________

LOSS FROM CONTINUING OPERATIONS                     -           -             -
                                           __________  __________  ____________

DISCONTINUED OPERATIONS:
 Loss from operations of discontinued
  self-improvement business (net of $0
  in income taxes)                            (16,140)    (42,020)    (116,343)
 Gain (loss) on disposal of discontinued
  operations (net of $0 in income taxes)            -           -             -
                                           __________  __________  ____________
LOSS FROM DISCONTINUED OPERATIONS             (16,140)    (42,020)    (116,343)
                                           __________  __________  ____________

NET LOSS                                   $  (16,140) $  (42,020) $  (116,343)
                                           __________  __________  ____________

LOSS PER COMMON SHARE:
 Continuing operations                     $        -  $        -  $          -
 Operations of discontinued
  self-improvement business                      (.01)       (.04)        (.11)
 Gain (loss) on disposal of
  discontinued operations                           -           -             -
                                           __________  __________  ____________
      Net Loss Per Common Share            $     (.01) $     (.04) $      (.11)
                                           __________  __________  ____________


The accompanying notes are an integral part of these financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2002


                                                                      Deficit
                                                                    Accumulated
                         Preferred Stock  Common Stock   Capital in During the
                          _____________ ________________ Excess of  Development
                          Shares Amount  Shares   Amount Par Value     Stage
                          ______ ______ _________ ______ __________ ___________
BALANCE, October 1, 1999       - $    -         - $    - $        - $         -

Issuance of 900,000 shares
 of common stock for cash
 at $.0056 per share,
 October 1999                  -      -   900,000    900      4,100           -

Net loss for the period
 ended December 31, 1999       -      -         -      -          -     (2,653)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1999     -      -   900,000    900      4,100     (2,653)

Issuance of 100,000 shares
 of common stock for cash
 at $.35 per share,
 January and February 2000     -      -   100,000    100     34,900           -

Issuance of 77,000 shares
 of common stock for cash
 at $1.00 per share, net
 of offering costs of
 $12,091, November and
 December 2000                 -      -    77,000     77     64,832           -

Net loss for the year
 ended December 31, 2000       -      -         -      -          -    (55,530)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2000     -      - 1,077,000  1,077    103,832    (58,183)

Net loss for the year
 ended December 31, 2001       -      -         -      -          -    (42,020)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2001     -      - 1,077,000  1,077    103,832   (100,203)

Capital contribution,
 December 2002                 -      -         -      -      1,667           -

Net loss for the year
 ended December 31, 2002       -      -         -      -          -    (16,140)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2002     - $    - 1,077,000 $1,077 $  105,499 $ (116,343)
                          ______ ______ _________ ______ __________ ___________



 The accompanying notes are an integral part of this financial statement.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  For the        From Inception
                                                 Year Ended       on October 1,
                                                December 31,       1999 Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________
Cash Flows From Operating Activities:
 Net loss                                  $  (16,140) $  (42,020) $  (116,343)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation expense                            647         648         1,714
  Impairment loss                               1,422           -         1,422
  Inventory markdown                            2,428           -         2,428
  Changes in assets and liabilities:
   Decrease in accounts receivable                  -         204             -
   (Increase) decrease in inventory               134      (1,665)      (2,628)
   Increase (decrease) in accounts payable       (875)        937           500
   Increase in accounts payable - related
    party                                       1,667           -         1,667
   (Decrease) in accrued expenses              (1,249)     (3,668)            -
                                           __________  __________  ____________
    Net Cash (Used) by Operating Activities   (11,966)    (45,564)    (111,240)
                                           __________  __________  ____________
Cash Flows From Investing Activities
 Purchase of equipment                              -           -       (3,236)
                                           __________  __________  ____________
    Net Cash (Used) by Investing Activities         -           -       (3,236)
                                           __________  __________  ____________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock             -           -       117,000
 Payments of stock offering costs                   -           -      (12,091)
 Proceeds from advances from shareholder            -           -        10,000
                                           __________  __________  ____________
    Net Cash Provided by Financing
     Activities                                     -           -       114,909
                                           __________  __________  ____________
Net Increase (Decrease) in Cash               (11,966)    (45,564)          433

Cash at Beginning of Period                    12,399      57,963             -
                                           __________  __________  ____________
Cash at End of Period                      $      433  $   12,399  $        433
                                           __________  __________  ____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest                              $        -  $        -  $          -
     Income taxes                          $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For  the  period from inception on October 1, 1999 through  December  31,
2002:
     In December 2002, an officer of the Company forgave accrued rent of $1,667. Due to the related party nature of debt, the forgiveness has been accounted for as a capital contribution.

The accompanying notes are an integral part of these financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - New Paradigm Productions, Inc. (the "Company") was organized under the laws of the State of Nevada on October 1, 1999. The Company plans to manufacture and sell products related to self-improvement and meditation. The Company discontinued its self-improvement business effective December 31, 2002 [See Note 2]. The Company has not yet
  generated significant revenues from its planned principle operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Inventory - Inventory is stated at the lower of cost or market.   Cost  is
  determined on a first-in first-out method [See Note 3].

  Property  and  Equipment - Property and equipment are  recorded  at  cost.
  Depreciation is calculated using the straight-line method and is based upon estimated useful lives of the assets [See Note 4].

  Revenue Recognition - The Company's revenue has come primarily from the sale of meditation CD's and other related products. Revenue from sales are recognized when the product is shipped.

  Advertising Costs - The Company expensed $64 and $1,879 in advertising costs during the year ended December 31, 2002 and 2001, respectively.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 9].

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has adopted SFAS No. 144 and has applied it to the year ended December 31, 2002.

  Reclassification - The financial statements for periods prior to  December
  31,   2002  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2002 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its self-improvement business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  The assets of the self-improvement business held for disposal consist of the following at:

                                                                  December 31,
                                                                      2002
                                                                  ____________
         Inventory, net                                           $        200
         Property and equipment, net                                       100
                                                                  ____________
         Total Assets of Discontinued Operations                  $        300
                                                                  ____________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                                                  For the        From Inception
                                                 Year Ended       on October 1,
                                                December 31,       1999 Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________
    Revenue                                $      770  $    5,701  $     10,356
    Cost of goods sold                         (2,928)     (1,107)      (4,516)
    Selling                                       (64)     (1,879)     (17,241)
    General and administrative                (12,496)    (44,735)    (103,520)
    Impairment loss                            (1,422)          -       (1,422)
                                           __________  __________  ____________
    Net loss                               $  (16,140) $  (42,020) $  (116,343)
                                           __________  __________  ____________

NOTE 3 - INVENTORY

  On December 31, 2002, the Company discontinued its self-improvement business. In accordance with the Company's plan of disposal, the carrying amount of inventory has been reduced to its net realizable value. In December 2002, the Company recognized an inventory markdown of $2,428 to reduce the carrying amount of the inventory to its net realizable value. The Company is actively seeking a buyer and expects to sell its inventory during 2003. Subsequently, the Company sold its inventory [See Note 10].

  Inventory consists of the following at:

                                                                  December 31,
                                                                      2002
                                                                  ____________
         Finished goods                                           $      2,628

         Inventory markdown                                            (2,428)
                                                                  ____________
                                                                  $        200
                                                                  ____________

NOTE 4 - PROPERTY AND EQUIPMENT

  On December 31, 2002, the Company discontinued its self-improvement business. In accordance with the Company's plan of disposal, the carrying amount of property and equipment have been reduced to their net realizable value. In December 2002, the Company recognized an impairment loss of $1,422 to reduce the carrying amount of the property and equipment to their net realizable value. The Company is actively seeking a buyer and expects to sell its property and equipment during 2003. Subsequently, the Company sold its property and equipment [See Note 10].

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT [Continued]

  Property and equipment consists of the following at:

                                                                  December 31,
                                                                      2002
                                                                  ____________
         Office equipment                                         $      3,236

         Less: accumulated depreciation                                (1,714)
         Less: impairment loss                                         (1,422)
                                                                  ____________
                                                                  $        100
                                                                  ____________

  Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $647 and $648, respectively.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

  Common Stock - During October 1999, in connection with its organization, the Company issued 900,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,000 (or $.0056 per share).

  During January and February 2000, the Company issued 100,000 shares of its previously authorized but unissued common stock in a private placement.
  Total proceeds from the sale of stock amounted to $35,000 ($.35 per share).

  During November and December 2000, the Company issued 77,000 shares of its previously authorized but unissued common stock in a public offering registered on Form SB-2 with the Securities and Exchange Commission. Total proceeds from the sale of stock amounted to $77,000 ($1.00 per share). Stock offering costs totaling $12,091 were offset against the proceeds in capital in excess of par value.

  Capital Contribution - In December 2002, an officer of the Company forgave accrued rent of $1,667. Due to the related party nature of the debt, the forgiveness of debt has been accounted for as a capital contribution.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $112,900, which may be applied against future taxable income and which expire in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $38,400 and $34,000 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $4,400 for the year ended December 31, 2002.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - In September 2000, a shareholder of the Company advanced $10,000 to the Company. The advance bears no interest and is due on demand.

  Management Compensation - On March 17, 2000, the Company has entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $725 and $15,000 in salary to the officer during the years ended December 31, 2002 and 2001, respectively.

  Office Space - On March 16, 2000, the Company agreed to pay rent of $333 per month to an officer of the Company. The Company paid or accrued $2,000 and $4,000 in rent expense for the years ended December 31, 2002 and 2001, respectively. On December 31, 2002, the officer forgave the remaining accrued rent of $1,667.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                  For the        From Inception
                                                 Year Ended       on October 1,
                                                December 31,       1999 Through
                                           ______________________  December 31,
                                              2002        2001         2002
                                           __________  __________  ____________
    Loss from continuing operations
     (numerator)                           $        -  $        -  $          -
    Loss from discontinued operations
     (numerator)                              (16,140)    (42,020)    (116,343)
    Gain (loss) on disposal of discontinued
     operations (numerator)                         -           -             -
                                           __________  __________  ____________
    Loss available to common shareholders
     (numerator)                           $  (16,140) $  (42,020) $  (116,343)
                                           __________  __________  ____________
    Weighted average number of common
     shares outstanding used in loss per
     share for the period (denominator)     1,077,000   1,077,000     1,039,078
                                           __________  __________  ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONCENTRATION

  Significant Customers - During the year ended December 31, 2002, the Company had three customers that accounted for approximately 57% of the Company's revenues. The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the year ended December 31, 2002:

         Customer A       33%
         Customer B       13%
         Customer C       11%

  The loss of these significant customers could adversely affect the Company's business and financial position.

NOTE 11 - SUBSEQUENT EVENTS

  Advance from Shareholder - In January and February 2003, a shareholder of the Company made advances totaling $525 to the Company. The advances bear no interest and are due on demand.

  Asset Sale - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


NEW PARADIGM PRODUCTIONS, INC.



By:     /s/ Jody St. Clair                      Date:   March 27, 2003
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Jody St. Clair                    Date:    March 27, 2003
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer



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



Date: March 27, 2003     by:    /s/ Jody St. Clair
                          Jody St. Clair, President & Director
                    Chief Executive Officer and Chief Financial Officer

                           CERTIFICATIONS*
I, Jody St. Clair, certify that:
1. I have reviewed this annual report on Form 10-KSB of New Paradigm Productions, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003     by:       /s/ Jody St. Clair
                         Jody St. Clair, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

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