Form 10KSB/A
period 2002-12-31
NEW PARADIGM PRODUCTIONS INC
filed 2003-03-31
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB/A

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

The Issuer's revenues for its most recent fiscal year.    $      770.

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
               2000 $19,000

     Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on our behalf. We have no written employment agreement with nor key man life insurance on management, but Ms. St. Clair is not presently being compensated for her service due to the lack of operations. This salary arrangement may be reviewed periodically. There is no assurance regarding the length of time that this arrangement may continue, nor any assurance that the services of the officer will continue to be available for any specified length of time.

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

Lynn Dixon                 Common      482,000 shares      45%
311 S State, #460
SLC, UT 84111

Melissa Epperson           Common       98,000 shares      9.1%
1533 S 1220 W
Woods Cross, UT 84087

Thomas G. Kimble           Common       98,000 shares      9.1%
311 S State, #440
SLC, UT 84111

Dorothy Bechtel            Common      100,500 shares      9.3%
717 Pine Creek Lane
Naples, FL 34108

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

     New Paradigm presently has no office facilities but uses as its principal place of business the home office facilities of Ms. St. Clair, until business operations may require more extensive facilities and New Paradigm has the financial ability to rent commercial space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to New Paradigm on such a basis for any specific length of time. New Paradigm paid rent of $334 per month for the use of such facilities, and reimbursed Ms. St. Clair for any additional out of pocket costs incurred, until this arrangement was discontinued in June, 2002, when the Company discontinued use of the home office facilities of Ms. St. Clair.

     New Paradigm has no formal written employment agreement or other contracts with its President, but beginning March 17, 2000, agreed to pay compensation of $2,000 per month, which was reduced to $1,000 per month or an amount deemed reasonable for the services rendered, as of June 1, 2001, and discontinued altogether when operations were discontinued during that fiscal year. There is no assurance that the services and facilities to be provided by Ms. St. Clair will be available for any specific length of time in the future. It is anticipated that the present arrangement for compensation will continue for the foreseeable future. The terms of any formal written employment agreement with Ms. St. Clair would be determined if and when such arrangements are entered into.

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