Form 10QSB
period 2003-03-31
NEW PARADIGM PRODUCTIONS INC
filed 2003-05-14
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.               YES [X]  NO [  ]


The number of $.001 par value common shares outstanding at March 31, 2003:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2003

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                                PAGE

        -   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002                  2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            October 1, 1999 through March 31, 2003                3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            October 1, 1999 through March 31, 2003                4


        -   Notes to Unaudited Condensed Financial Statements   5 - 10

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      713   $      433
                                         ___________  ___________
     Total Current Liabilities                   713          433

ASSETS OF DISCONTINUED OPERATIONS                  -          300
                                         ___________  ___________
                                          $      713   $      733
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    2,540   $      500
  Advance from shareholder                    10,525       10,000
                                         ___________  ___________
    Total Current Liabilities                 13,065       10,500
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   and 1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             105,499      105,499
  Deficit accumulated during the
    development stage                      (118,928)    (116,343)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)    (12,352)      (9,767)
                                         ___________  ___________
                                          $      713   $      733
                                         ___________  ___________




Note: The Balance Sheet as of December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                            For the Three   From Inception
                                             Months Ended    on October 1,
                                               March 31,      1999 Through
                                        _____________________  March 31,
                                            2003       2002      2003
                                        ___________  ________  __________
REVENUE                                  $       -   $     -   $       -

EXPENSES:
  General and administrative                 2,585         -       2,585
                                        ___________  ________  __________
       Total Expenses                        2,585         -       2,585
                                        ___________  ________  __________
LOSS BEFORE INCOME TAXES                    (2,585)        -      (2,585)

CURRENT TAX EXPENSE                              -         -           -

DEFERRED TAX EXPENSE                             -         -           -
                                        ___________  ________  __________
LOSS FROM CONTINUING
  OPERATIONS                                (2,585)        -      (2,585)
                                        ___________  ________  __________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued self-
    improvement business (net
    of $0 in income taxes)                       -    (2,131)   (116,343)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                       -         -           -
                                        ___________  ________  __________
LOSS FROM DISCONTINUED
  OPERATIONS                                     -    (2,131)   (116,343)
                                        ___________  ________  __________

NET LOSS                                  $ (2,585)  $(2,131)  $(118,928)
                                        ___________  ________  __________

LOSS PER COMMON SHARE:
  Continuing operations                   $   (.00)  $     -   $    (.11)
  Operations of discontinued
    self-improvement business                    -      (.00)       (.00)
  Gain (loss) on disposal of
    discontinued operations                      -         -           -
                                        ___________  ________  __________
  Net Loss Per Common Share               $   (.00)  $  (.00)  $    (.11)
                                        ___________  ________  __________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Three   From Inception
                                           Months Ended   on October 1,
                                             March 31,     1999 Through
                                        __________________  March 31,
                                           2003     2002      2003
                                        ________  ________  _________
Cash Flows from Operating Activities:
 Net loss                               $(2,585)  $(2,131)  $(118,928)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation expense                       -       160       1,714
   Impairment loss                            -         -       1,422
   Inventory markdown                         -         -       2,428
   Changes in assets and liabilities:
    (Increase) decrease in inventory        200       103      (2,428)
    Increase (decrease) in
     accounts payable                     2,040    (1,375)      2,540
    Increase in accounts payable
     - related party                          -         -       1,667
    (Decrease) in accrued expenses            -      (453)          -
                                        ________  ________  _________
        Net Cash (Used) by
         Operating Activities              (345)   (3,696)   (111,585)
                                        ________  ________  _________
Cash Flows from Investing Activities:
 Purchase of equipment                        -         -      (3,236)
 Proceeds from sale of equipment            100         -         100
                                        ________  ________  _________
        Net Cash (Used) by
         Investing Activities               100         -      (3,136)
                                        ________  ________  _________
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock       -         -     117,000
 Payments of stock offering costs             -         -     (12,091)
 Proceeds from advances from shareholder    525         -      10,525
                                        ________  ________  _________
        Net Cash Provided by
         Financing Activities               525         -     115,434
                                        ________  ________  _________
Net Increase (Decrease) in Cash             280    (3,696)        713

Cash at Beginning of Period                 433    12,399           -
                                        ________  ________  _________
Cash at End of Period                   $   713   $ 8,703   $     713
                                        ________  ________  _________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $     -   $     -   $       -
   Income taxes                         $     -   $     -   $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

 For the three months ended March 31, 2003 and 2002:
        None



  The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - New Paradigm Productions, Inc. (the "Company") was organized under the laws of the State of Nevada on October 1, 1999. The Company planned to manufacture and sell products related to self-improvement and meditation. The Company discontinued its self-improvement business effective December 31, 2002 [See Note 2]. The Company has not yet generated significant revenues and is considered a development stage company as defined in the Statement of Financial Accounting Standards No.
  7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - The Company expensed $0 and $64 in advertising costs during the three months ended March 31, 2003 and 2002, respectively.

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

  Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its self-improvement business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  The assets of the self-improvement business held for disposal consist of the following at:

                                              March 31,   December 31,
                                                 2003         2002
                                             ___________  ___________
    Inventory, net                           $        -   $      200
    Property and equipment, net                       -          100
                                             ___________  ___________
    Total Assets of Discontinued Operations  $        -   $      300
                                             ___________  ___________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                                          For the Three    From Inception
                                           Months Ended     on October 1,
                                             March 31,      1999 Through
                                        __________________    March 31,
                                           2003     2002        2003
                                        _______   ________   __________
    Revenue                             $     -   $   400    $  10,356
    Cost of goods sold                        -       (69)      (4,516)
    Selling                                   -       (64)     (17,241)
    General and administrative                -    (2,398)    (103,520)
    Impairment loss                           -         -       (1,422)
                                        _______   ________   __________
      Net   loss                        $     -   $(2,131)   $(116,343)
                                        _______   ________   __________

NOTE 3 - INVENTORY

  On December 31, 2002, the Company discontinued its self-improvement business. In accordance with the Company's plan of disposal, the carrying amount of the inventory was reduced to its net realizable value. In December 2002, the Company recognized an inventory markdown of $2,428 to reduce the carrying amount of the inventory to its net realizable value. In March 2003, the Company sold its inventory [See Note 7].

  Inventory consists of the following at:

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
         Finished goods                  $        -   $    2,628

         Inventory markdown                       -       (2,428)
                                         ___________  ___________
                                         $        -   $      200
                                         ___________  ___________

NOTE 4 - PROPERTY AND EQUIPMENT

  On December 31, 2002, the Company discontinued its self-improvement business. In accordance with the Company's plan of disposal, the carrying amount of property and equipment were reduced to their net realizable value. In December 2002, the Company recognized an impairment loss of $1,422 to reduce the carrying amount of the property and equipment to their net realizable value. In March 2003, the Company sold its property and equipment [See Note 7].

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT [Continued]

  Property and equipment consists of the following at:

                                          March 31,   December 31,
                                             2003         2002
                                         ___________  ___________
         Office equipment                $        -   $    3,236

         Less: accumulated depreciation           -       (1,714)
         Less: impairment loss                    -       (1,422)
                                         ___________  ___________
                                         $        -   $      100
                                         ___________  ___________

  Depreciation expense for the three months ended March 31, 2003 and 2002 amounted to $0 and $160, respectively.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003 and December 31, 2002.

  Common Stock - During October 1999, in connection with its organization, the Company issued 900,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,000 (or $.0056 per share).

  During January and February 2000, the Company issued 100,000 shares of its previously authorized but unissued common stock in a private placement. Total proceeds from the sale of stock amounted to $35,000 (or $.35 per share).

  During November and December 2000, the Company issued 77,000 shares of its previously authorized but unissued common stock in a public offering registered on Form SB-2 with the Securities and Exchange Commission. Total proceeds from the sale of stock amounted to $77,000 (or $1.00 per share). Stock offering costs totaling $12,091 were offset against the proceeds in capital in excess of par value.

  Capital Contribution - In December 2002, an officer of the Company forgave accrued rent of $1,667. Due to the related party nature of the debt, the forgiveness of debt has been accounted for as a capital contribution.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $118,800, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $40,400 and $38,400 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,000 for the three months ended March 31, 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advance from Shareholder - As of March 31, 2003, a shareholder of the Company has made advances totaling $10,525 to the Company. The advances bear no interest and are due on demand.

  Management Compensation - On March 17, 2000, the Company has entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $0 in salary to the officer during the three months ended March 31, 2003 and 2002, respectively.

  Office Space - On March 16, 2000, the Company agreed to pay rent of $333 per month to an officer of the Company. The Company paid or accrued $0 and $1,000 in rent expense for the three months ended March 31, 2003 and 2002, respectively. On December 31, 2002, the officer forgave the accrued rent balance of $1,667.

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                           For the Three      From Inception
                                            Months Ended       on October 1,
                                              March 31,        1999 Through
                                        ______________________   March 31,
                                           2003        2002         2003
                                        __________   _________   _________
  Loss from continuing operations
    (numerator)                         $  (2,585)   $      -    $  (2,585)

  Loss from discontinued
    operations (numerator)                      -      (2,131)    (116,343)

  Gain (loss) on disposal of
    discontinued operations
    (numerator)                                 -           -            -
                                        __________   _________   _________
  Loss available to common
    shareholders (numerator)            $  (2,585)   $ (2,131)   $(118,928)
                                        __________   _________   _________
  Weighted average number of
    common shares outstanding
    for the period (denominator)         1,077,000   1,077,000   1,041,750
                                        __________   _________   _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 10 - SUBSEQUENT EVENT

  Advance from Shareholder - In April 2003, a shareholder of the Company made advances totaling $880 to the Company. The advances bear no interest and are due on demand.

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

                    New Paradigm Productions, Inc.



Date:    May 14, 2003    by:        /s/ Jody St. Clair
                    Jody St. Clair, President and Secretary/Treasurer



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



Date:  May 14, 2003      by:        /s/ Jody St. Clair
                    Jody St. Clair, President and Secretary/Treasurer

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




Date: May 14, 2003       by:     /s/ Jody St. Clair
                         Jody St. Clair, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.