Form 10QSB
period 2003-06-30
NEW PARADIGM PRODUCTIONS INC
filed 2003-08-14
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2003

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


The number of $.001 par value common shares outstanding at June 30, 2003:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE

        -    Unaudited Condensed Balance Sheets,
             June 30, 2003 and December 31, 2002                   2


        -    Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2003
             and 2002 and for the period from inception on
             October 1, 1999 through June 30, 2003                 3


        -    Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2003
             and 2002 and for the period from inception on
             October 1, 1999 through June 30, 2003                 4


        -    Notes to Unaudited Condensed Financial Statements   5 - 10









                            NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      689   $      433
                                         ___________  ___________
      Total Current Liabilities                  689          433

ASSETS OF DISCONTINUED OPERATIONS                  -          300
                                         ___________  ___________
                                          $      689   $      733
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    2,608   $      500
  Advance from shareholder                    11,880       10,000
                                         ___________  ___________
     Total Current Liabilities                14,488       10,500
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             105,499      105,499
  Deficit accumulated during the
    development stage                      (120,375)    (116,343)
                                         ___________  ___________
     Total Stockholders' Equity (Deficit)   (13,799)      (9,767)
                                         ___________  ___________
                                          $      689   $      733
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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three        For the Six    From Inception
                             Months Ended        Months Ended    on October 1,
                               June 30,            June 30,      1999 Through
                          __________________  __________________   June 30,
                             2003     2002      2003      2002      2003
                          ________  ________  ________  ________  _________
REVENUE                   $     -   $     -   $     -   $     -   $       -

EXPENSES:
  General and
    administrative          1,447         -     4,032         -       4,032
                          ________  ________  ________  ________  _________
LOSS BEFORE INCOME TAXES   (1,447)        -    (4,032)        -      (4,032)

CURRENT TAX EXPENSE             -         -         -         -           -

DEFERRED TAX EXPENSE            -         -         -         -           -
                          ________  ________  ________  ________  _________

LOSS FROM CONTINUING
  OPERATIONS               (1,447)        -    (4,032)        -      (4,032)
                          ________  ________  ________  ________  _________

DISCONTINUED OPERATIONS:
  Loss from operations
    of discontinued
    self- improvement
    business (net of
    $0 in income taxes)         -    (6,140)        -    (8,271)   (116,343)

  Gain (loss) on disposal
    of discontinued
    operations (net
    of $0 in income
    taxes)                      -         -         -         -           -
                          ________  ________  ________  ________  _________
LOSS FROM DISCONTINUED
  OPERATIONS                    -    (6,140)        -    (8,271)   (116,343)
                          ________  ________  ________  ________  _________

NET LOSS                  $(1,447)  $(6,140)  $(4,032)  $(8,271)  $(120,375)
                          ________  ________  ________  ________  _________

LOSS PER COMMON SHARE:
  Continuing operations   $  (.00)  $     -   $  (.00)  $     -   $    (.01)

  Operations of
    discontinued
    self-improvement
    business                    -      (.01)        -      (.01)      (.11)

  Gain (loss) on
    disposal of
    discontinued
    operations                  -         -         -         -          -
                          ________  ________  ________  ________  _________
  Net Loss Per
    Common Share          $  (.00)  $  (.00)  $  (.00)  $  (.00)  $   (.12)
                          ________  ________  ________  ________  _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Six     From Inception
                                            Months Ended     on October 1,
                                              June 30,       1999 Through
                                        ___________________     June 30,
                                           2003       2002        2003
                                        ________    _______    __________
Cash Flows from Operating Activities:
 Net loss                                $(4,032)  $ (8,271)   $(120,375)
 Adjustments to reconcile net
   loss to net cash used
   by operating activities:
  Depreciation expense                         -        321        1,714
  Impairment loss                              -          -        1,422
  Inventory markdown                           -          -        2,428
  Changes in assets and liabilities:
   (Increase) decrease in inventory          200        131       (2,428)
   Increase (decrease) in
       accounts payable                    2,108       (250)       2,608
   Increase in accounts payable
       - related party                         -      1,667        1,667
   (Decrease) in accrued expenses              -     (1,249)           -
                                        ________    _______    __________
        Net Cash (Used) by
         Operating Activities             (1,724)    (7,651)    (112,964)
                                        ________    _______    __________

Cash Flows from Investing Activities:
 Purchase of equipment                         -          -       (3,236)
 Proceeds from sale of equipment             100          -          100
                                        ________    _______    __________
        Net Cash (Used) by
         Investing Activities                100          -       (3,136)
                                        ________    _______    __________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock        -          -      117,000
 Payments of stock offering costs              -          -      (12,091)
 Proceeds from advances from shareholder   1,880          -       11,880
                                        ________    _______    __________
        Net Cash Provided by
         Financing Activities              1,880          -      116,789
                                        ________    _______    __________

Net Increase (Decrease) in Cash              256     (7,651)         689

Cash at Beginning of Period                  433     12,399            -
                                        ________    _______    __________
Cash at End of Period                    $   689    $ 4,748    $     689
                                        ________    _______    __________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                              $     -    $     -    $       -
   Income taxes                          $     -    $     -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the six months ended June 30, 2003 and 2002:
        None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Revenue Recognition - The Company's revenue has come primarily from the sale of meditation CD's and other related products. Revenue from sales is recognized when the product is shipped.

  Advertising Costs - The Company expensed $0 and $64 in advertising costs during the six months ended June 30, 2003 and 2002, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its self-improvement business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  The assets of the self-improvement business held for disposal consist of the following at:

                                           June 30,   December 31,
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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                        For the Three      For the Six      From Inception
                         Months Ended      Months Ended       on October 1,
                           June 30,          June 30,         1999 Through
                      __________________  __________________      June 30,
                         2003     2002      2003      2002          2003
                      _______   ________  _______   ________   ____________
  Revenue             $     -   $   193   $     -   $   593    $    10,356
  Cost of goods sold        -       (28)        -       (97)        (4,516)
  Selling                   -       (64)        -       (64)       (17,241)
  General and
    administrative          -    (6,241)        -    (8,703)      (103,520)
  Impairment loss           -         -         -         -         (1,422)
                      _______   ________  _______   ________   ____________
  Net  loss           $     -   $(6,140)  $     -   $(8,271)   $  (116,343)
                      _______   ________  _______   ________   ____________

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

                                           June 30,   December 31,
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

                                           June 30,   December 31,
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
                                         ___________  ___________

  Depreciation expense for the six months ended June 30, 2003 and 2002 amounted to $0 and $321, respectively.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2003 and December 31, 2002.

  Common Stock - In October 1999, in connection with its organization, the Company issued 900,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,000 (or $.0056 per share).

  In January and February 2000, the Company issued 100,000 shares of its previously authorized but unissued common stock in a private placement. Total proceeds from the sale of stock amounted to $35,000 (or $.35 per share).

  In November and December 2000, the Company issued 77,000 shares of its previously authorized but unissued common stock in a public offering registered on Form SB-2 with the Securities and Exchange Commission. Total proceeds from the sale of stock amounted to $77,000 (or $1.00 per share). Stock offering costs totaling $12,091 were offset against the proceeds in capital in excess of par value.

  Capital Contribution - In December 2002, an officer of the Company forgave accrued rent of $1,667. Due to the related party nature of the debt, the forgiveness of debt has been accounted for as a capital contribution.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $120,300, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $40,900 and $38,400 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,500 for the six months ended June 30, 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advance from Shareholder - As of June 30, 2003, a shareholder of the Company has made advances totaling $11,880 to the Company. The advances bear no interest and are due on demand.

  Management Compensation - On March 17, 2000, the Company has entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $725 in salary to the officer during the six months ended June 30, 2003 and 2002, respectively.

  Office Space - On March 16, 2000, the Company agreed to pay rent of $333 per month to an officer of the Company. The Company paid or accrued $0 and $2,000 in rent expense for the six months ended June 30, 2003 and 2002, respectively. On December 31, 2002, the officer forgave the accrued rent balance of $1,667.

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                        For the Three        For the Six      From Inception
                         Months Ended        Months Ended      on October 1,
                           June 30,             June 30,        1999 Through
                     ____________________  ____________________   June 30,
                        2003      2002       2003       2002        2003
                     _________  _________  _________  _________   _________
  Loss from
  continuing
  operations
  (numerator)        $ (1,447)  $      -   $ (4,032)  $      -    $ (4,032)

 Loss from
  discontinued
  operations
  (numerator)               -     (6,140)         -     (8,271)   (116,343)

 Gain (loss) on
  disposal of
  discontinued
  operations
  (numerator)               -          -          -          -           -
                     _________  _________  _________  _________   _________
  Loss available
  to common
  shareholders
  (numerator)        $ (1,447)  $ (6,140)  $ (4,032)  $ (8,271)  $(120,375)
                     _________  _________  _________  _________   _________
  Weighted average
  number of common
  shares outstanding
  for the period
  (denominator)      1,077,000  1,077,000  1,077,000  1,077,000   1,044,095
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

                         New Paradigm Productions, Inc.



Date:  August 13, 2003   by:    /s/ Jody St. Clair
                         Jody St. Clair, President and Secretary/Treasurer



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



Date:  August 13, 2003   by:    /s/ Jody St. Clair
                         Jody St. Clair, President and Secretary/Treasurer

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




Date: August 13, 2003         by:     /s/ Jody St. Clair
                              Jody St. Clair, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.