Form 10QSB
period 2003-09-30
NEW PARADIGM PRODUCTIONS INC
filed 2003-11-14
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2003

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


The number of $.001 par value common shares outstanding at September 30, 2003:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                                PAGE

        -   Unaudited Condensed Balance Sheets,
            September 30, 2003 and December 31, 2002              2


        -   Unaudited Condensed Statements of Operations,
            for the three and nine months ended September 30,
            2003 and 2002 and for the period from inception on
            October 1, 1999 through September 30, 2003            3


        -   Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2003
            and 2002 and for the period from inception on
            October 1, 1999 through September 30, 2003            4


        -   Notes to Unaudited Condensed Financial Statements   5 - 10

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      690   $      433
                                         ___________  ___________
        Total Current Liabilities                690          433

ASSETS OF DISCONTINUED OPERATIONS                  -          300
                                         ___________  ___________
                                          $      690   $      733
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    3,518   $      500
  Advance from shareholder                    12,380       10,000
                                         ___________  ___________
        Total Current Liabilities             15,898       10,500
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             105,499      105,499
  Deficit accumulated during the
    development stage                       (121,784)    (116,343)
                                         ___________  ___________
        Total Stockholders'
           Equity (Deficit)                  (15,208)      (9,767)
                                         ___________  ___________
                                          $      690   $      733
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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three       For the Nine      From Inception
                           Months Ended        Months Ended      on October 1,
                           September 30,       September 30,     1999 Through
                         __________________  ___________________  September 30,
                           2003      2002      2003      2002         2003
                         ________  ________  ________  _________   _________
REVENUE                  $     -   $     -   $     -   $      -    $       -

EXPENSES:
  General and
    administrative         1,409         -     5,441          -        5,441
                         ________  ________  ________  _________   _________
LOSS BEFORE INCOME TAXES  (1,409)        -    (5,441)         -       (5,441)

CURRENT TAX EXPENSE            -         -         -          -            -

DEFERRED TAX EXPENSE           -         -         -          -            -
                         ________  ________  ________  _________   _________

LOSS FROM CONTINUING
  OPERATIONS              (1,409)        -    (5,441)         -       (5,441)
                         ________  ________  ________  _________   _________

DISCONTINUED OPERATIONS:
  Loss from operations
    of discontinued
    self- improvement
    business (net of $0
    in income taxes)           -    (2,136)        -    (10,407)    (116,343)
  Gain (loss) on disposal
    of discontinued
    operations (net of
    $0 in income taxes)        -         -         -          -            -
                         ________  ________  ________  _________   _________
LOSS FROM DISCONTINUED
  OPERATIONS                   -    (2,136)        -    (10,407)    (116,343)
                         ________  ________  ________  _________   _________

NET LOSS                 $(1,409)  $(2,136)  $(5,441)  $(10,407)   $(121,784)
                         ________  ________  ________  _________   _________

LOSS PER COMMON SHARE:
  Continuing operations  $  (.00)  $     -   $  (.01)  $      -    $    (.01)
  Operations of
    discontinued
    self-improvement
    business                   -      (.00)        -       (.01)        (.11)
  Gain (loss) on
    disposal of
    discontinued
    operations                 -         -         -          -            -
                         ________  ________  ________  _________   _________
  Net Loss Per
    Common Share         $  (.00)  $  (.00)  $  (.01)  $   (.01)   $    (.12)
                         ________  ________  ________  _________   _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Nine      From Inception
                                           Months Ended       on October 1,
                                           September 30,      1999 Through
                                        ____________________  September 30,
                                           2003      2002         2003
                                        _________  _________   __________
Cash Flows from Operating Activities:
 Net loss                               $ (5,441)  $(10,407)   $(121,784)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Depreciation expense                         -        484        1,714
  Impairment loss                              -          -        1,422
  Inventory markdown                           -          -        2,428
  Changes in assets and liabilities:
   (Increase) decrease in inventory          200        156       (2,428)
   Increase (decrease) in
     accounts payable                      3,018     (1,375)       3,518
   Increase in accounts
     payable - related party                   -      1,667        1,667
   (Decrease) in accrued expenses              -     (1,026)           -
                                        _________  _________   __________
        Net Cash (Used) by
         Operating Activities             (2,223)   (10,501)    (113,463)
                                        _________  _________   __________

Cash Flows from Investing Activities:
 Purchase of equipment                         -          -       (3,236)
 Proceeds from sale of equipment             100          -          100
                                        _________  _________   __________
        Net Cash (Used) by
         Investing Activities                100          -       (3,136)
                                        _________  _________   __________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock        -          -      117,000
 Payments of stock offering costs              -          -      (12,091)
 Proceeds from advances from shareholder   2,380          -       12,380
                                        _________  _________   __________
        Net Cash Provided by
         Financing Activities              2,380          -      117,289
                                        _________  _________   __________

Net Increase (Decrease) in Cash              257    (10,501)         690

Cash at Beginning of Period                  433     12,399            -
                                        _________  _________   __________
Cash at End of Period                   $    690   $  1,898    $     690
                                        _________  _________   __________

Supplemental Disclosures of
 Cash Flow Information:

 Cash paid during the period for:
   Interest                             $      -   $      -    $       -
   Income taxes                         $      -   $      -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the nine months ended September 30, 2003 and 2002:
        None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - The Company expensed $0 and $64 in advertising costs during the nine months ended September 30, 2003 and 2002, respectively.

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

  Reclassification - The financial statements for periods prior to September
  30,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2003 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its self-improvement business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

  The assets of the self-improvement business held for disposal consist of the following at:

                                           September 30,  December 31,
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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                           For the Three       For the Nine     From Inception
                           Months Ended        Months Ended      on October 1,
                           September 30,       September 30,      1999 Through
                        ___________________  ___________________  September 30,
                           2003      2002      2003      2002         2003
                        _________  ________  ________  _________   __________
    Revenue             $      -   $   177   $     -   $    770    $  10,356
    Cost of goods sold         -       (25)        -       (122)      (4,516)
    Selling                    -         -         -        (64)     (17,241)
    General and
      administrative           -    (2,288)        -    (10,991)    (103,520)
    Impairment loss            -         -         -          -       (1,422)
                        _________  ________  ________  _________   __________
     Net  loss          $      -   $(2,136)  $     -   $(10,407)   $(116,343)
                        _________  ________  ________  _________   __________

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

                                        September 30,  December 31,
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

                                        September 30,  December 31,
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
                                         ___________   ___________

  Depreciation expense for the nine months ended September 30, 2003 and 2002 amounted to $0 and $484, respectively.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $121,700, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $41,400 and $38,400 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,000 for the nine months ended September 30, 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advance from Shareholder - As of September 30, 2003, a shareholder of the Company has made advances totaling $12,380 to the Company. The advances bear no interest and are due on demand.

  Management Compensation - On March 17, 2000, the Company has entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $725 in salary to the officer during the nine months ended September 30, 2003 and 2002, respectively.

  Office Space - On March 16, 2000, the Company agreed to pay rent of $333 per month to an officer of the Company. The Company paid or accrued $0 and $2,000 in rent expense for the nine months ended September 30, 2003 and 2002, respectively. On December 31, 2002, the officer forgave the accrued rent balance of $1,667.

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                                    From
                                                                 Inception
                        For the Three        For the Nine        on October
                        Months Ended         Months Ended          1, 1999
                        September 30,        September 30,         Through
                     ____________________  ____________________   September
                        2003       2002       2003      2002       30, 2003
                     _________  _________  _________  _________   _________
  Loss from
    continuing
    operations
    (numerator)      $ (1,409)  $      -   $ (5,441)  $      -    $ (5,441)

  Loss from
    discontinued
    operations
    (numerator)             -     (2,136)         -    (10,407)   (116,343)

  Gain (loss) on
    disposal of
    discontinued
    operations
    (numerator)             -          -          -          -           -
                     _________  _________  _________  _________   _________
  Loss available
    to common
    shareholders
    (numerator)      $ (1,409)  $ (6,140)  $ (5,441)  $ (8,271)  $(121,784)
                     _________  _________  _________  _________   _________
  Weighted average
    number of
    common shares
    outstanding
    for the period
    (denominator)    1,077,000  1,077,000  1,077,000  1,077,000   1,046,168
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

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   New Paradigm Productions, Inc.



Date:  November 13, 2003           by:    /s/ Jody St. Clair
                                   Jody St. Clair, President and
                                   Secretary/Treasurer