Form 10KSB
period 2003-12-31
NEW PARADIGM PRODUCTIONS INC
filed 2004-03-26
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003    Commission File No. 333-40790

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

As of March 25, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $111,375. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2003: 1,077,000

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

     Quarter Ended                 High                Low
     March 31, 2002                .59                 .04
     June 30, 2002                 .59                 .59
     September 30, 2002            .75                 .59
     December 31, 2002             .75                 .75

     March 31, 2003                .75                 .75
     June 30, 2003                 .75                 .75
     September 30, 2003            .75                 .75
     December 31, 2003             .75                 .75

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

     (B)  HOLDERS.

     As of February 19, 2004, there were about 91 record holders of the common stock.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and it's accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

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

     Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

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

                         Term Served As    Positions
Name of DirectorAge      Director/Officer  With Company

Jody St. Clair   40      Since inception    President &
                                            Secretary/Treasurer

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

     (E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds. The Company is not presently engaged in any significant business activities and has no operations or assets.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to the issuer's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:
Honest and
ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table summarizes executive compensation paid or accrued during the past two years for our Chief Executive Officer.

                      SUMMARY COMPENSATION TABLE

Name                                  Other
And                                   Annual     All Other
Principal                             Compen-    Compen-
Position      Year Salary($)Bonus($)  sation($)  sation($)


Jody St.      2003        0
Clair CEO     2002      725
              2001  $15,000

     Management is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on our behalf. We have no written employment agreement with nor key man life insurance on management, but Ms. St. Clair is not presently being compensated due to the lack of operations. This salary arrangement may be reviewed periodically. There is no assurance regarding the length of time that this arrangement may continue, nor any assurance that the services of the officer will continue to be available for any specified length of time.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $4,682 for the fiscal year ended December 31, 2002 and $3,985 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $270 for the fiscal year ended December 31, 2002 and $218 for the fiscal year ended December 31, 2003.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                           PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2003                  2


        -  Statements of Operations, for the years
            ended December 31, 2003 and 2002
            and from inception on October 1, 1999
            through December 31, 2003                        3


        -  Statement of Stockholders' Equity (Deficit),
            from inception on October 1, 1999
            through December 31, 2003                      4 - 5


        -  Statements of Cash Flows, for the years
            ended December 31, 2003 and 2002
            and from inception on October 1, 1999
            through December 31, 2003                        6


        -  Notes to Financial Statements                   7 - 11

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
NEW PARADIGM PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Paradigm Productions, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on October 1, 1999 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of New Paradigm Productions, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on October 1, 1999 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

February 5, 2004
Salt Lake City, Utah

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2003
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $      665
                                                      ___________
        Total Current Assets                                  665
                                                      ___________
                                                       $      665
                                                     ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    4,203
  Advance from shareholder                                 12,990
                                                      ___________
        Total Current Liabilities                          17,193
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    1,000,000 shares authorized,
    no shares issued and outstanding                            -
  Common stock, $.001 par value,
    24,000,000 shares authorized,
    1,077,000 shares issued and
    outstanding                                             1,077
  Capital in excess of par value                          105,499
  Deficit accumulated during the
    development stage                                    (123,104)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (16,528)
                                                      ___________
                                                       $      665
                                                     ____________










 The accompanying notes are an integral part of this financial statement.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                          For the          From Inception
                                        Year Ended          on October 1,
                                        December 31,        1999 Through
                                   ______________________   December 31,
                                      2003        2002          2003
                                   _________   __________    ___________

REVENUE                            $      -    $       -     $        -

EXPENSES:
  General and administrative          6,761            -          6,761
                                   _________   __________    ___________

LOSS BEFORE INCOME TAXES             (6,761)           -          (6761)

CURRENT TAX EXPENSE                       -            -              -

DEFERRED TAX EXPENSE                      -            -              -
                                   _________   __________    ___________

LOSS FROM CONTINUING OPERATIONS      (6,761)           -         (6,761)
                                   _________   __________    ___________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued self-improvement
    business (net of $0 in
    income taxes)                         -      (16,140)      (116,343)
  Gain (loss) on disposal
    of discontinued operations
    (net of $0 in income taxes)           -            -              -
                                   _________   __________    ___________
LOSS FROM DISCONTINUED OPERATIONS         -      (16,140)      (116,343)
                                   _________   __________    ___________

NET LOSS                           $ (6,761)   $ (16,140)    $ (123,104)
                                   _________   __________    ___________

LOSS PER COMMON SHARE:
  Continuing operations            $   (.01)   $       -     $     (.01)
  Operations of discontinued
    self-improvement business             -         (.01)          (.11)
  Gain (loss) on disposal of
    discontinued operations               -            -              -
                                   _________   __________    ___________
     Net Loss Per Common Share     $   (.01)    $   (.01)    $     (.12)
                                   _________   __________    ___________






The accompanying notes are an integral part of these financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2003


                                                           Capital    Deficit
                                                             in     Accumulated
                      Preferred Stock     Common Stock     Excess     During
                                                             of         the
                     ________________  _________________    Par     Development
                      Shares   Amount   Shares    Amount    Value       Stage
                     _______  _______  _________  ______  ________   __________
BALANCE,
 October 1, 1999           -  $    -           -  $    -  $      -   $       -

Issuance of 900,000
 shares of common
 stock for cash at
 $.0056 per share,
 October 1999              -       -     900,000     900     4,100           -

Net loss for the
 period ended
 December 31, 1999         -       -           -       -         -      (2,653)
                     _______  _______  _________  ______  ________   __________
BALANCE,
 December 31, 1999         -       -     900,000     900     4,100      (2,653)

Issuance of 100,000
 shares of common
 stock for cash at
 $.35 per share,
 January and
 February 2000             -       -     100,000     100    34,900           -

Issuance of 77,000
 shares of common
 stock for cash at
 $1.00 per share,
 net of offering
 costs of $12,091,
 November and
 December 2000             -       -      77,000      77    64,832           -

Net loss for the
 year ended
 December 31, 2000         -       -           -       -         -     (55,530)
                     _______  _______  _________  ______  ________   __________
BALANCE,
 December 31, 2000         -       -   1,077,000   1,077   103,832     (58,183)

Net loss for the
 year ended
 December 31, 2001         -       -           -       -         -     (42,020)
                     _______  _______  _________  ______  ________   __________
BALANCE,
 December 31, 2001         -       -   1,077,000   1,077   103,832    (100,203)

Capital contribution,
 December 2002             -       -           -       -     1,667           -

Net loss for the
 year ended
 December 31, 2002         -        -          -       -         -     (16,140)
                     _______  _______  _________  ______  ________   __________
BALANCE,
 December 31, 2002         -        -  1,077,000   1,077   105,499    (116,343)






                                [Continued]

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2003

                                [Continued]



                                                           Capital    Deficit
                                                             in     Accumulated
                      Preferred Stock     Common Stock     Excess     During
                                                             of         the
                     ________________  _________________    Par     Development
                      Shares   Amount   Shares    Amount    Value       Stage
                     _______  _______  _________  ______  ________   __________


Net loss for the
 year ended
 December 31, 2003         -        -          -       -         -      (6,761)
                     _______  _______  _________  ______  ________   __________
BALANCE,
 December 31, 2003         -  $     -  1,077,000  $1,077  $105,499   $(123,104)
                     _______  _______  _________  ______  ________   __________































 The accompanying notes are an integral part of this financial statement.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             For the         From Inception
                                            Year Ended        on October 1,
                                           December 31,       1999 Through
                                       _____________________  December 31,
                                           2003      2002         2003
                                       __________  _________   __________
Cash Flows From Operating Activities:
  Net loss                             $  (6,761)  $(16,140)   $(123,104)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Depreciation expense                      -        647        1,714
     Impairment loss                           -      1,422        1,422
     Inventory markdown                        -      2,428        2,428
     Changes in assets and liabilities:
       (Increase) decrease in inventory      200        134       (2,428)
       Increase (decrease) in
         accounts payable                  3,703       (875)       4,203
       Increase in accounts
         payable - related party               -      1,667        1,667
       (Decrease) in accrued expenses          -     (1,249)           -
                                       __________  _________   __________
          Net Cash (Used)
           by Operating Activities        (2,858)   (11,966)    (114,098)
                                       __________  _________   __________
Cash Flows From Investing Activities
  Purchase of equipment                        -          -       (3,236)
  Proceeds from sale of equipment            100          -          100
                                       __________  _________   __________
          Net Cash Provided (Used)
           by Investing Activities           100          -       (3,136)
                                       __________  _________   __________
Cash Flows From Financing Activities:
  Proceeds from issuance of
    common stock                               -          -      117,000
  Payments of stock offering costs             -          -      (12,091)
  Proceeds from advances from
    shareholder                            2,990          -       12,990
                                       __________  _________   __________
          Net Cash Provided
           by Financing Activities         2,990          -      117,899
                                       __________  _________   __________
Net Increase (Decrease) in Cash              232    (11,966)         665

Cash at Beginning of Period                  433     12,399            -
                                       __________  _________   __________
Cash at End of Period                    $   665   $    433    $     665
                                       __________  _________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest                            $     -   $      -    $       -
     Income taxes                        $     -   $      -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the period from inception on October 1, 1999 through December 31, 2003:

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

  Advertising Costs - The Company expensed $0 and $64 in advertising costs during the year ended December 31, 2003 and 2002, respectively.

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

  Reclassification - The financial statements for periods prior to  December
  31,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2003 financial statements.

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


  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                                                        From Inception
                                      Year Ended         on October 1,
                                      December 31,       1999 Through
                                  _____________________  December 31,
                                    2003         2002        2003
                                  ________    _________   __________
    Revenue                       $     -     $    770    $  10,356
    Cost of goods sold                  -       (2,928)      (4,516)
    Selling                             -          (64)     (17,241)
    General and administrative          -      (12,496)    (103,520)
    Impairment loss                     -       (1,422)      (1,422)
                                  ________    _________   __________
    Net loss                      $     -     $(16,140)   $(116,343)
                                  ________    _________   __________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

  On December 31, 2002, the Company discontinued its self-improvement business. In accordance with the Company's plan of disposal, the carrying amount of inventory was reduced to its net realizable value. In December 2002, the Company recognized an inventory markdown of $2,428 to reduce the carrying amount of the inventory to its net realizable value. In March 2003, the Company sold its inventory [See Note 7].


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

  Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $0 and $647, respectively.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $123,000, which may be applied against future taxable income and which expire in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $41,800 and $38,400 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,400 for the year ended December 31, 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advance from Shareholder - As of December 31, 2003, a shareholder of the Company has made advances totaling $12,990 to the Company. The advances bear no interest and are due on demand.

  Management Compensation - On March 17, 2000, the Company entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $725 in salary to the officer during the years ended December 31, 2003 and 2002, respectively.

  Office Space - On March 16, 2000, the Company agreed to pay rent of $333 per month to an officer of the Company. The Company paid or accrued $0 and $2,000 in rent expense for the years ended December 31, 2003 and 2002 respectively. On December 31, 2002, the officer forgave the remaining accrued rent of $1,667.

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                       For the           From Inception
                                      Year Ended          on October 1,
                                      December 31,        1999 Through
                                ______________________    December 31,
                                   2003        2002          2003
                                _________    _________     _________
  Loss  from continuing
    operations (numerator)      $  (6,761)  $        -    $   (6,761)

  Loss from discontinued
    operations (numerator)              -      (16,140)     (116,343)

  Gain (loss) on disposal
    of discontinued
    operations (numerator)              -            -             -
                                _________    _________     _________
  Loss available to common
    shareholders (numerator)    $  (6,761)  $  (16,140)    $(123,104)
                                _________    _________     _________
  Weighted average number
    of common shares
    outstanding used in
    loss per share for the
    period (denominator)        1,077,000    1,077,000     1,047,996
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


NEW PARADIGM PRODUCTIONS, INC.



By:     /s/ Jody St. Clair                      Date:   March 26, 2004
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Jody St. Clair                    Date:    March 26, 2004
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.