Form 10QSB
period 2004-03-31
NEW PARADIGM PRODUCTIONS INC
filed 2004-05-17
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2004

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


    (Former name or former address, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.               YES [X]  NO [  ]


The number of $.001 par value common shares outstanding at March 31, 2004:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2004

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            March 31, 2004 and December 31, 2003            2


        -    Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004 and
            2003 and for the period from inception on
            October 1, 1999 through March 31, 2004          3


        -    Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and for the period from inception on
            October 1, 1999 through March 31, 2004          4


        -   Notes to Unaudited Condensed Financial
           Statements                                   5 - 9

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $     2,118  $       665
                                         ___________  ___________
         Total Current Assets                  2,118          665
                                         ___________  ___________
                                         $     2,118  $       665
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     2,130  $     4,203
  Advance from shareholder                    18,693       12,990
                                         ___________  ___________
        Total Current Liabilities             20,823       17,193
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             105,499      105,499
  Deficit accumulated during the
    development stage                       (125,281)    (123,104)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                          (18,705)     (16,528)
                                         ___________  ___________
                                         $     2,118  $       665
                                         ___________  ___________




Note: The Balance Sheet as of December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                        For the Three     From Inception
                                        Months Ended       on October 1,
                                          March 31,        1999 Through
                                     ____________________    March 31,
                                        2004       2003        2004
                                     _________  _________  _____________
REVENUE                              $       -  $       -   $           -

EXPENSES:
  General and administrative             2,177      2,585          8,938
                                     _________  _________  _____________
LOSS BEFORE INCOME TAXES                (2,177)    (2,585)        (8,938)

CURRENT TAX EXPENSE                          -          -              -

DEFERRED TAX EXPENSE                         -          -              -
                                     _________  _________  _____________

LOSS FROM CONTINUING
  OPERATIONS                            (2,177)    (2,585)        (8,938)
                                     _________  _________  _____________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued self-
    improvement business (net
    of $0 in income taxes)                   -          -       (116,343)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                   -          -              -
                                     _________  _________  _____________
LOSS FROM DISCONTINUED
  OPERATIONS                                 -          -       (116,343)
                                     _________  _________  _____________

NET LOSS                             $  (2,177) $  (2,585) $    (125,281)
                                     _________  _________  _____________

LOSS PER COMMON SHARE:
  Continuing operations              $    (.00) $    (.00) $        (.01)
  Operations of discontinued
    self-improvement business                -          -           (.11)
  Gain (loss) on disposal of
    discontinued operations                  -          -              -
                                     _________  _________  _____________
  Net Loss Per Common Share          $    (.00) $    (.00) $        (.12)
                                     _________  _________  _____________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                        For the Three     From Inception
                                        Months Ended       on October 1,
                                          March 31,        1999 Through
                                     ____________________    March 31,
                                        2004       2003        2004
                                     _________  _________  _____________
Cash Flows from Operating
  Activities:
 Net loss                            $  (2,177) $  (2,585) $    (125,281)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Depreciation expense                       -          -          1,714
  Impairment loss                            -          -          1,422
  Inventory markdown                         -          -          2,428
  Changes in assets and
    liabilities:
   (Increase) decrease in
     inventory                               -        200         (2,428)
   Increase (decrease) in
     accounts payable                   (2,073)     2,040          2,130
   Increase in accounts
     payable - related party                 -          -          1,667
                                     _________  _________  _____________
        Net Cash (Used) by
          Operating Activities          (4,250)      (345)      (118,348)
                                     _________  _________  _____________

Cash Flows from Investing
  Activities:
 Purchase of equipment                       -          -         (3,236)
 Proceeds from sale of equipment             -        100            100
                                     _________  _________  _____________
        Net Cash (Used) by
          Investing Activities               -        100         (3,136)
                                     _________  _________  _____________

Cash Flows from Financing
  Activities:
 Proceeds from issuance of
   common stock                              -          -        117,000
 Payments of stock offering
   costs                                     -          -        (12,091)
 Proceeds from advances from
   shareholder                           5,703        525         18,693
                                     _________  _________  _____________
        Net Cash Provided by
          Financing Activities           5,703        525        123,602
                                     _________  _________  _____________

Net Increase (Decrease) in Cash          1,453        280          2,118

Cash at Beginning of Period                665        433              -
                                     _________  _________  _____________
Cash at End of Period                $   2,118  $     713  $       2,118
                                     _________  _________  _____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                              $     -  $     - $        -
   Income taxes                          $     -  $     - $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the three months ended March 31, 2004 and 2003:
        None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Revenue Recognition - The Company's revenue previously came from the sale of meditation CD's and other related products. Revenue from sales was recognized when the product was shipped. The Company currently has no source of revenue.

  Advertising Costs - The Company expensed $0 and $0 in advertising costs during the three months ended March 31, 2004 and 2003, respectively.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

  Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                                        For the Three     From Inception
                                        Months Ended       on October 1,
                                          March 31,        1999 Through
                                     ____________________    March 31,
                                        2004      2003         2004
                                     _________  _________  _____________
    Revenue                          $       -  $       -  $      10,356
    Cost of goods sold                       -          -         (4,516)
    Selling                                  -          -        (17,241)
      General   and  administrative          -          -       (103,520)
    Impairment loss                          -          -         (1,422)
                                     _________  _________  _____________
    Net loss                         $       -  $       -  $    (116,343)
                                     _________  _________  _____________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $125,300, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $42,600 and $41,800 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $800 for the three months ended March 31, 2004.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advance from Shareholder - As of March 31, 2004, a shareholder of the Company has made advances totaling $18,693 to the Company. The advances bear no interest and are due on demand.

  Management Compensation - On March 17, 2000, the Company has entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $0 in salary to officers during the three months ended March 31, 2004 and 2003, respectively.

  Office  Space  -  During the periods ended March 31,  2004  and  2003  the
  Company did not have a need to rent office space. An officer of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                        For the Three     From Inception
                                        Months Ended      on October 1,
                                          March 31,        1999 Through
                                     ____________________    March 31,
                                        2004       2003        2004
                                     _________  _________  _____________
  Loss from continuing operations
    (numerator)                      $  (2,177) $  (2,585) $      (8,938)
  Loss from discontinued
    operations (numerator)                   -          -       (116,343)
  Gain (loss) on disposal of
    discontinued operations
    (numerator)                              -          -              -
                                     _________  _________  _____________
  Loss available to common
    shareholders (numerator)         $  (2,177) $  (2,585) $    (125,281)
                                     _________  _________  _____________
  Weighted average number of
    common shares outstanding
    for the period (denominator)     1,077,000  1,077,000      1,049,603
                                     _________  _________  _____________

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

     (d) In July, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the offering, on a "best efforts minimum/maximum" basis, of up to 100,000 shares of $.001 par value common stock, at a price of $1.00 per share. 77,000 shares of common stock were sold pursuant to this offering. The offering closed in December, 2000, and raised gross proceeds of $77,000. This increased the total issued and outstanding common stock to 1,077,000 shares. New Paradigm used the proceeds of this offering to purchase computer and recording equipment and to provide general working capital to meet other operating expenses.

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

                         New Paradigm Productions, Inc.



Date:   May 17, 2004     by:        /s/ Jody St. Clair
                         Jody St. Clair, President and Secretary/Treasurer