Form 10QSB
period 2004-06-30
NEW PARADIGM PRODUCTIONS INC
filed 2004-08-16
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2004

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


The number of $.001 par value common shares outstanding at June 30, 2004:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2004

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE

        -  Unaudited Condensed Balance Sheets,
            June 30, 2004 and December 31, 2003                     2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2004
            and 2003 and for the period from inception on
            October 1, 1999 through June 30, 2004                   3


        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2004
            and 2003 and for the period from inception on
            October 1, 1999 through June 30, 2004                   4


        -  Notes to Unaudited Condensed Financial Statements       5 - 9

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $      665
                                         ___________  ___________
         Total Current Assets                      -          665
                                         ___________  ___________
                                          $        -   $      665
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $        -   $    4,203
  Advances from related parties               19,934       12,990
                                         ___________  ___________
        Total Current Liabilities             19,934       17,193
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             105,499      105,499
  Deficit accumulated during the
    development stage                       (126,510)    (123,104)
                                         ___________  ___________
        Total Stockholders'
         Equity (Deficit)                    (19,934)     (16,528)
                                         ___________  ___________
                                          $        -   $      665
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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three       For the Six     From Inception
                            Months Ended        Months Ended     on October 1,
                              June 30,            June 30,       1999 Through
                          _________________   __________________    June 30,
                            2004     2003       2004      2003        2004
                          _______  ________   ________  ________   __________

REVENUE                  $     -   $     -    $     -   $     -    $       -

EXPENSES:
  General and
    administrative         1,229     1,447      3,406     4,032       10,167
                          _______  ________   ________  ________   __________

LOSS BEFORE INCOME TAXES  (1,229)   (1,447)    (3,406)   (4,032)     (10,167)

CURRENT TAX EXPENSE            -         -          -         -            -

DEFERRED TAX EXPENSE           -         -          -         -            -
                          _______  ________   ________  ________   __________


LOSS FROM CONTINUING
  OPERATIONS              (1,229)   (1,447)    (3,406)   (4,032)     (10,167)
                          _______  ________   ________  ________   __________


DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued self-
    improvement business
    (net of $0 in income
    taxes)                     -         -          -         -     (116,343)
  Gain (loss) on disposal
    of discontinued
    operations (net
    of $0 in income
    taxes)                     -         -          -         -            -
                          _______  ________   ________  ________   __________

LOSS FROM DISCONTINUED
  OPERATIONS                   -         -          -         -     (116,343)
                          _______  ________   ________  ________   __________


NET LOSS                 $(1,229)  $(1,447)   $(3,406)  $(4,032)   $(126,510)
                          _______  ________   ________  ________   __________

LOSS PER COMMON SHARE:
  Continuing operations   $ (.00)  $  (.00)   $  (.00)  $  (.00)   $    (.01)
  Operations of
    discontinued
    self-improvement
    business                   -         -          -         -         (.11)
  Gain (loss) on
    disposal of
    discontinued
    operations                 -         -          -         -            -
                          _______  ________   ________  ________   __________

Net Loss Per Common Share $ (.00)  $  (.00)   $  (.00)  $  (.00)   $    (.12)
                          _______  ________   ________  ________   __________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Six      From Inception
                                            Months Ended      on October 1,
                                              June 30,        1999 Through
                                        ____________________     June 30,
                                           2004      2003         2004
                                        _________  _________   ___________
Cash Flows from Operating Activities:
 Net loss                               $ (3,406)  $ (4,032)   $ (126,510)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Depreciation expense                         -          -         1,714
  Impairment loss                              -          -         1,422
  Inventory markdown                           -          -         2,428
  Changes in assets and liabilities:
   (Increase) decrease in inventory            -        200        (2,428)
   Increase (decrease) in
     accounts payable                     (4,203)     2,108             -
   Increase in accounts
     payable - related party                   -          -         1,667
                                        _________  _________   ___________
        Net Cash (Used)
         by Operating Activities          (7,609)    (1,724)     (121,707)
                                        _________  _________   ___________

Cash Flows from Investing Activities:
 Purchase of equipment                         -          -        (3,236)
 Proceeds from sale of equipment               -        100           100
                                        _________  _________   ___________
        Net Cash (Used)
         by Investing Activities               -        100        (3,136)
                                        _________  _________   ___________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock        -          -       117,000
 Payments of stock offering costs              -          -       (12,091)
 Proceeds from advances
    from related parties                   6,944      1,880        19,934
                                        _________  _________   ___________
        Net Cash Provided
         by Financing Activities           6,944      1,880       124,843
                                        _________  _________   ___________
Net Increase (Decrease) in Cash             (665)       256             -

Cash at Beginning of Period                  665        433             -
                                        _________  _________   ___________
Cash at End of Period                    $     -   $    689    $        -
                                        _________  _________   ___________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                              $     -   $      -    $        -
   Income taxes                          $     -   $      -    $        -

Supplemental Schedule of Noncash Investing and Financing Activities:

 For the three months ended June 30, 2004 and 2003:

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Revenue Recognition - The Company's revenue previously came from the sale of meditation CD's and other related products. Revenue from sales was recognized when the product was shipped. The Company currently has no source of revenue.

  Advertising Costs - The Company expensed $0 and $0 in advertising costs during the six months ended June 30, 2004 and 2003, respectively.

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

  Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                           For the Three         For the Six    From Inception
                            Months Ended        Months Ended     on October 1,
                               June 30,            June 30,      1999 Through
                          ___________________  ________________     June 30,
                              2004     2003     2004     2003         2004
                          _________  ________  _______  _______   __________
  Revenue                  $      -  $      -  $     -  $     -    $  10,356
  Cost of goods sold              -         -        -        -       (4,516)
  Selling                         -         -        -        -      (17,241)
  General and administrative      -         -        -        -     (103,520)
  Impairment loss                 -         -        -        -       (1,422)
                          _________  ________  _______  _______   ___________
  Net loss                 $      -  $      -  $     -  $     -    $(116,343)
                          _________  ________  _______  _______   ___________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2004, the Company has available unused operating loss carryforwards of approximately $127,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $43,000 and $41,800 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,200 for the six months ended June 30, 2004.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advances from Related Parties - As of June 30, 2004, a shareholder of the Company has made advances totaling $17,764 to the Company. The advances bear no interest and are due on demand.

  An entity related to a shareholder of the Company made advances totaling $2,170 during the three months ended June 30, 2004 to pay expenses on behalf of the Company.

  Management Compensation - On March 17, 2000, the Company entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. Currently, the Company has no ongoing operations and accordingly is not paying any compensation to its management. The Company paid $0 and $0 in salary to officers during the three months ended June 30, 2004 and 2003, respectively.

  Office Space - During the periods ended June 30, 2004 and 2003 the Company did not have a need to rent office space. An officer of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                        For the Three        For the Six      From Inception
                         Months Ended        Months Ended      on October 1,
                           June 30,            June 30,        1999 Through
                    ____________________  ____________________   June 30,
                       2004       2003      2004       2003        2004
                    _________  _________  _________  _________   _________
 Loss from
  continuing
  operations
  (numerator)       $ (1,229)  $ (1,447)  $ (3,406)  $ (4,032)   $(10,167)

 Loss from
  discontinued
  operations
  (numerator)              -          -          -          -    (116,343)

 Gain (loss) on
  disposal of
  discontinued
  operations
  (numerator)              -          -          -          -           -
                    _________  _________  _________  _________   _________
 Loss available
  to common
  shareholders
  (numerator)       $ (1,229)    (1,447)  $ (3,406)  $ (4,032)  $(126,510)
                    _________  _________  _________  _________   _________

 Weighted
  average
  number of
  common shares
  outstanding
  for the
  period
  (denominator)     1,077,000  1,077,000  1,077,000  1,077,000   1,051,040
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

                         New Paradigm Productions, Inc.



Date:  August 11, 2004   by:    /s/ Jody St. Clair
                         Jody St. Clair, President and Secretary/Treasurer