Form 10QSB
period 2004-09-30
NEW PARADIGM PRODUCTIONS INC
filed 2004-11-15
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2004

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


The number of $.001 par value common shares outstanding at September 30, 2004:
1,077,000

                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            September 30, 2004 and December 31, 2003         2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2004 and 2003 and for the period from
            inception on October 1, 1999 through September
            30, 2004                                         3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2004
            and 2003 and for the period from inception on
            October 1, 1999 through September 30, 2004       4


        -    Notes to Unaudited Condensed Financial
            Statements                                   5 - 9

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $       665
                                         ___________  ___________
         Total Current Assets                      -          665
                                         ___________  ___________
                                         $         -  $       665
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     1,260  $     4,203
  Accrued interest-related party                  83            -
  Related party loans                          2,645            -
  Advances from related parties               17,764       12,990
                                         ___________  ___________
        Total Current Liabilities             21,752       17,193
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             105,499      105,499
  Deficit accumulated during the
    development stage                      (128,328)    (123,104)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                         (21,752)     (16,528)
                                         ___________  ___________
                                         $         -  $       665
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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                             For the Three For the Nine From Inception Months Ended Months Ended on October 1,
                             September 30,     September 30,   1999 Through
                           _________________ _________________ September 30,
                             2004     2003     2004     2003       2004
                           ________ ________ ________ ________ ____________
REVENUE                    $      - $      - $      - $      - $          -

EXPENSES:
  General and administrative  1,735    1,409    5,141    5,441       11,902
                           ________ ________ ________ ________ ____________
LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)                 (1,735)  (1,409)  (5,141)  (5,441)     (11,902)

OTHER INCOME (EXPENSE):
  Interest expense -
    related party              (83)        -     (83)        -         (83)
                           ________ ________ ________ ________ ____________
LOSS BEFORE INCOME TAXES    (1,818)  (1,409)  (5,224)  (5,441)     (11,985)

CURRENT TAX EXPENSE               -        -        -        -            -

DEFERRED TAX EXPENSE              -        -        -        -            -
                           ________ ________ ________ ________ ____________
LOSS FROM CONTINUING
  OPERATIONS                (1,818)  (1,409)  (5,224)  (5,441)     (11,985)
                           ________ ________ ________ ________ ____________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued self-
   improvement business
   (net of $0 in income
   taxes)                         -        -        -        -    (116,343)
  Gain (loss) on disposal
   of discontinued
   operations (net of $0
   in income taxes)               -        -        -        -            -
                           ________ ________ ________ ________ ____________
LOSS FROM DISCONTINUED
  OPERATIONS                      -        -        -        -    (116,343)
                           ________ ________ ________ ________ ____________
NET LOSS                   $(1,818) $(1,409) $(5,224) $(5,441) $  (128,328)
                           ________ ________ ________ ________ ____________
LOSS PER COMMON SHARE:
  Continuing operations    $  (.00) $  (.00) $  (.00) $  (.01) $      (.01)
  Operations of
   discontinued self-
   improvement business           -        -        -        -        (.11)
  Gain (loss) on disposal
   of discontinued
   operations                     -        -        -        -            -
                           ________ ________ ________ ________ ____________
  Net Loss Per Common
  Share                    $  (.00) $  (.00) $  (.00) $  (.01) $      (.12)
                           ________ ________ ________ ________ ____________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Nine     From Inception
                                            Months Ended      on October 1,
                                            September 30,     1999 Through
                                        ____________________  September 30,
                                           2004       2003        2004
                                        _________  _________  ____________
Cash Flows from Operating Activities:
 Net loss                               $ (5,224)  $ (5,441)  $  (128,328)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation expense                          -          -         1,714
  Impairment loss                               -          -         1,422
  Inventory markdown                            -          -         2,428
  Changes in assets and liabilities:
   (Increase) decrease in inventory             -        200       (2,428)
   Increase (decrease) in accounts
     payable                              (2,943)      3,018         1,260
   Increase in accounts payable -
     related party                              -          -         1,667
   Increase in accrued interest -
     related party                             83          -            83
                                        _________  _________  ____________
        Net Cash (Used) by
          Operating Activities            (8,084)    (2,223)     (122,182)
                                        _________  _________  ____________

Cash Flows from Investing Activities:
 Purchase of equipment                          -          -       (3,236)
 Proceeds from sale of equipment                -        100           100
                                        _________  _________  ____________
        Net Cash (Used) by
          Investing Activities                  -        100       (3,136)
                                        _________  _________  ____________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock         -          -       117,000
 Payments of stock offering costs               -          -      (12,091)
 Proceeds from advances from related
   parties                                  4,774      2,380        17,764
 Proceeds from related party loans          2,645          -         2,645
                                        _________  _________  ____________
        Net Cash Provided by
          Financing Activities              7,419      2,380       125,318
                                        _________  _________  ____________

Net Increase (Decrease) in Cash             (665)        257             -

Cash at Beginning of Period                   665        433             -
                                        _________  _________  ____________
Cash at End of Period                   $       -  $     690  $          -
                                        _________  _________  ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $       -  $       -  $          -
   Income taxes                         $       -  $       -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the three months ended September 30, 2004 and 2003:
        None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Revenue Recognition - The Company's revenue previously came from the sale of meditation CD's and other related products. Revenue from sales was recognized when the product was shipped. The Company currently has no source of revenue.

  Advertising Costs - The Company expensed $0 and $0 in advertising costs during the nine months ended September 30, 2004 and 2003, respectively.

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

  Reclassification - The financial statements for periods prior to September
  30,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                             For the Three     For the Nine   From Inception
                             Months Ended      Months Ended    on October 1,
                             September 30,     September 30,   1999 Through
                           _________________ _________________ September 30,
                             2004     2003     2004     2003       2004
                           ________ ________ ________ ________ ____________
  Revenue                  $      - $      - $      - $      - $     10,356
  Cost of goods sold              -        -        -        -      (4,516)
  Selling                         -        -        -        -     (17,241)
  General and administrative      -        -        -        -    (103,520)
  Impairment loss                 -        -        -        -      (1,422)
                           ________ ________ ________ ________ ____________
  Net loss                 $      - $      - $      - $      - $  (116,343)
                           ________ ________ ________ ________ ____________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004 and December 31, 2003.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2004, the Company has available unused operating loss carryforwards of approximately $128,300, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $43,600 and $41,800 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,800 for the nine months ended September 30, 2004.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advances from Related Parties - As of September 30, 2004, a shareholder of
  the  Company  has  made advances totaling $17,764  to  the  Company.   The
  advances bear no interest and are due on demand.

  At September 30, 2004 and December 31, 2003, a shareholder of the Company had loaned a total of $2,645 and $0, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2004 and 2003 amounted to $83 and $0, respectively.

  Management Compensation - On March 17, 2000, the Company entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. Currently, the Company has no ongoing operations and accordingly is not paying any compensation to its management. The Company paid $0 and $0 in salary to officers during the nine months ended September 30, 2004 and 2003, respectively.

  Office Space - During the periods ended September 30, 2004 and 2003 the Company did not have a need to rent office space. An officer of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                            For the Three       For the Nine   From Inception
                            Months Ended        Months Ended    on October 1,
                            September 30,       September 30,   1999 Through
                        ___________________ ___________________ September 30,
                           2004      2003      2004      2003       2004
                        _________ _________ _________ _________ ____________
  Loss from continuing
   operations
   (numerator)          $ (1,818) $ (1,409) $ (5,224) $ (5,441) $   (11,985)
  Loss from discontinued
   operations
   (numerator)                  -         -         -         -    (116,343)
  Gain (loss) on
   disposal of
   discontinued
   operations
   (numerator)                  -         -         -         -            -
                        _________ _________ _________ _________ ____________
  Loss available to
   common shareholders
   (numerator)          $ (1,818) $ (1,409) $ (5,224) $ (5,441) $  (128,328)
                        _________ _________ _________ _________ ____________
  Weighted average
   number of common
   shares outstanding
   for the period
   (denominator)        1,077,000 1,077,000 1,077,000 1,077,000    1,052,348
                        _________ _________ _________ _________ ____________

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

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act

Item 3.  Defaults Upon Senior Securities

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

Item 5.  Other Information

     None.

Item 6.  Exhibits.

     Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              New Paradigm Productions, Inc.



Date:  November 15, 2004           by:      /s/ Jody St. Clair
                                   Jody St. Clair, President &
                                   Secretary/Treasurer