Form 10KSB
period 2004-12-31
NEW PARADIGM PRODUCTIONS INC
filed 2005-04-15
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004    Commission File No. 333-40790

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

           2050 Ribbon Lane, Salt Lake City, Utah 84117
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

As of February 3, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $141,600. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2004: 1,077,000

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

     The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company.

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

     Quarter Ended                 High                Low
     March 31, 2003                .75                 .75
     June 30, 2003                 .75                 .75
     September 30, 2003            .75                 .75
     December 31, 2003             .75                 .75

     March 31, 2004                .75                 .75
     June 30, 2004                 .75                 .75
     September 30, 2004            .75                 .25
     December 31, 2004             .80                 .75

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

      (B)  HOLDERS.

     As of March 21, 2005, there were about 75 record holders of the common stock.

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

     The Company was formed to produce and market meditation music and supplies. This business was not successful and operations were discontinued as of December 31, 2002.

     Management's plan of operation for the next twelve months is to maintain its filings and curtail operations and activities to reduce expenses and continue in existence while management seeks other business opportunities. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. There is no assurance New Paradigm could successfully become involved in any other business venture. New Paradigm presently has no plans, commitments or arrangements with respect to any other proposed business venture. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company. At December 31, 2004, indebtedness of the Company to certain shareholders in the amount of $21,037 was forgiven and contributed to capital.

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

                           Term Served As      Positions
Name of Director   Age     Director/Officer   With Company

Jody St. Clair      41     Since inception    President &
                                              Secretary/Treasurer

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

                      SUMMARY COMPENSATION TABLE

Name                                          Other
And                                           Annual       All Other
Principal                                     Compen-      Compen-
Position         Year  Salary($)  Bonus($)    sation($)    sation($)



Jody St. Clair   2004            0
CEO              2003            0
                 2002          725

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

All officers and directors       Common       150,000 shares         14%
as a group (1 person)


     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

CHANGES IN CONTROL

     Presently the Company's principal activity has been to investigate potential acquisitions as referred to in item 1 of this Form 10-KSB. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture.

     There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company. In the event of completion of an acquisition, it is likely that shareholders of the Company, listed above, will sell a substantial portion of their shares of the Company's stock at or about the time of closing the acquisition at prices which may be less than prices quoted in the OTC market place, if any. There is no written agreement with respect to any such sales.

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

     New Paradigm has no formal written employment agreement or other contracts with its President, but beginning March 17, 2000, agreed to pay compensation of $2,000 per month, which was reduced to $1,000 per month or an amount deemed reasonable for the services rendered, as of June 1, 2001, and discontinued altogether when operations were discontinued. There is no assurance that the services and facilities to be provided by Ms. St. Clair will be available for any specific length of time in the future. It is anticipated that the present arrangement for compensation will continue for the foreseeable future. The terms of any formal written employment agreement with Ms. St. Clair would be determined if and when such arrangements are entered into.

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

ITEM 13.    EXHIBITS.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,985 for the fiscal year ended December 31, 2003 and $3,730 for the fiscal year ended December 31, 2004.

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2003 and $-0- for the fiscal year ended December 31, 2004.

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $218 for the fiscal year ended December 31, 2003 and $269 for the fiscal year ended December 31, 2004.

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2003 and $-0-for the fiscal year ended December 31, 2004.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2004

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Report of Independent Registered Public
             Accounting Firm                                 1


        -  Balance Sheet, December 31, 2004                  2


        -  Statements of Operations, for the years
             ended December 31, 2004 and 2003
             and from inception on October 1, 1999
             through December 31, 2004                       3


        -  Statement of Stockholders' Equity (Deficit),
             from inception on October 1, 1999
             through December 31, 2004                   4 - 5


        -  Statements of Cash Flows, for the years
             ended December 31, 2004 and 2003
             and from inception on October 1, 1999
             through December 31, 2004                       6


        -  Notes to Financial Statements                7 - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
NEW PARADIGM PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Paradigm Productions, Inc. [a development stage company] as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on October 1, 1999 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Paradigm Productions, Inc. [a development stage company] as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on October 1, 1999 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
February 10, 2005

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2004
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     2,479
                                                      ___________
        Total Current Liabilities                           2,479
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
        1,000,000 shares authorized,
        no shares issued and outstanding                        -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued and
   outstanding                                              1,077
  Capital in excess of par value                          126,536
  Deficit accumulated during the
    development stage                                   (130,092)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (2,479)
                                                      ___________
                                                      $         -
                                                      ___________










 The accompanying notes are an integral part of this financial statement.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                             For the         From Inception
                                           Year Ended         on October 1,
                                          December 31,        1999 Through
                                     ______________________   December 31,
                                        2004        2003          2004
                                     __________  __________  ______________

REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative              6,835       6,761          13,596
                                     __________  __________  ______________

LOSS BEFORE OTHER INCOME (EXPENSE)       (6,835)     (6,761)        (13,596)

OTHER INCOME (EXPENSE):
  Interest expense - related party         (153)          -            (153)
                                     __________  __________  ______________

LOSS BEFORE INCOME TAXES                 (6,988)     (6,761)        (13,749)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

LOSS FROM CONTINUING OPERATIONS          (6,988)     (6,761)        (13,749)
                                     __________  __________  ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued self-improvement
    business (net of $0 in income
    taxes)                                    -           -        (116,343)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                    -           -               -
                                     __________  __________  ______________
LOSS FROM DISCONTINUED OPERATIONS             -           -        (116,343)
                                     __________  __________  ______________

NET LOSS                             $   (6,988) $   (6,761) $     (130,092)
                                     __________  __________  ______________

LOSS PER COMMON SHARE:
  Continuing operations              $     (.01) $     (.01) $         (.01)
  Operations of discontinued
    self-improvement business                 -           -            (.11)
  Gain (loss) on disposal of
    discontinued operations                   -           -               -
                                     __________  __________  ______________
     Net Loss Per Common Share       $     (.01) $     (.01) $         (.12)
                                     __________  __________  ______________

The accompanying notes are an integral part of these financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2004


                                                                    Deficit
                                                                  Accumulated
                     Preferred Stock    Common Stock  Capital in  During the
                     _______________ _________________ Excess of  Development
                      Shares  Amount   Shares   Amount Par Value     Stage
                     _______ _______ _________ _______ _________ ____________
BALANCE, October 1,
  1999                     - $     -         - $     - $       - $          -

Issuance of 900,000
  shares of common
  stock for cash at
  $.0056 per share,
  October 1999             -       -   900,000     900     4,100            -

Net loss for the
  period ended
  December 31, 1999        -       -         -       -         -      (2,653)
                     _______ _______ _________ _______ _________ ____________
BALANCE, December 31,
  1999                     -       -   900,000     900     4,100      (2,653)

Issuance of 100,000
  shares of common
  stock for cash at
  $.35 per share,
  January and
  February 2000            -       -   100,000     100    34,900            -

Issuance of 77,000
  shares of common
  stock for cash at
  $1.00 per share,
  net of offering
  costs of $12,091,
  November and
  December 2000            -       -    77,000      77    64,832            -

Net loss for the year
  ended December 31,
  2000                     -       -         -       -         -     (55,530)
                     _______ _______ _________ _______ _________ ____________
BALANCE, December 31,
  2000                     -       - 1,077,000   1,077   103,832     (58,183)

Net loss for the year
  ended December 31,
  2001                     -       -         -       -         -     (42,020)
                     _______ _______ _________ _______ _________ ____________
BALANCE, December 31,
  2001                     -       - 1,077,000   1,077   103,832    (100,203)

Capital contribution,
  December 2002            -       -         -       -     1,667            -

Net loss for the year
  ended December 31,
  2002                     -       -         -       -         -     (16,140)
                     _______ _______ _________ _______ _________ ____________
BALANCE, December 31,
  2002                     -       - 1,077,000   1,077   105,499    (116,343)






                                [Continued]

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2004

                                [Continued]


                                                                    Deficit
                                                                  Accumulated
                     Preferred Stock    Common Stock  Capital in  During the
                     _______________ _________________ Excess of  Development
                      Shares  Amount   Shares   Amount Par Value     Stage
                     _______ _______ _________ _______ _________ ____________
Net loss for the year
  ended December 31,
  2003                     -       -         -       -         -      (6,761)
                     _______ _______ _________ _______ _________ ____________
BALANCE, December 31,
  2003                     -       - 1,077,000   1,077   105,499    (123,104)

Capital contributions,
  December 2004            -       -         -       -    21,037            -

Net loss for the year
  ended December 31,
  2004                     -       -         -       -         -      (6,988)
                     _______ _______ _________ _______ _________ ____________
BALANCE, December 31,
  2004                     - $     - 1,077,000 $ 1,077 $ 126,536 $  (130,092)
                     _______ _______ _________ _______ _________ ____________























 The accompanying notes are an integral part of this financial statement.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             For the         From Inception
                                           Year Ended         on October 1,
                                          December 31,        1999 Through
                                     ______________________   December 31,
                                        2004        2003          2004
                                     __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                           $   (6,988) $   (6,761) $     (130,092)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Depreciation expense                     -           -           1,714
     Impairment loss                          -           -           1,422
     Inventory markdown                       -           -           2,428
     Changes in assets and
      liabilities:
       (Increase) decrease in
         inventory                            -         200          (2,428)
       Increase (decrease) in
         accounts payable                (1,724)      3,703           2,479
       Increase in accounts payable
         - related party                      -           -           1,667
       Increase in accrued interest
         - related party                    153           -             153
                                     __________  __________  ______________
          Net Cash (Used) by
            Operating Activities         (8,559)     (2,858)       (122,657)
                                     __________  __________  ______________
Cash Flows From Investing Activities
  Purchase of equipment                       -           -          (3,236)
  Proceeds from sale of equipment             -         100             100
                                     __________  __________  ______________
          Net Cash Provided (Used)
            by Investing Activities           -         100          (3,136)
                                     __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from issuance of common
    stock                                     -           -         117,000
  Payments of stock offering costs            -           -         (12,091)
  Proceeds from advances from
    shareholder                           4,774       2,990          17,764
  Proceeds from shareholder loans         3,120           -           3,120
                                     __________  __________  ______________
          Net Cash Provided by
            Financing Activities          7,894       2,990         125,793
                                     __________  __________  ______________
Net Increase (Decrease) in Cash            (665)        232               -

Cash at Beginning of Period                 665         433               -
                                     __________  __________  ______________
Cash at End of Period                $        -  $      665  $            -
                                     __________  __________  ______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest                        $        -  $        -  $            -
     Income taxes                    $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2004:
     In  December  2004,  shareholders of the Company forgave  advances  and
     loans  totaling $20,884 and related accrued interest of $153.   Due  to
     the related party nature of the debt, the forgiveness has been accounted for as a capital contribution.
  For the year ended December 31, 2003:
     None
The accompanying notes are an integral part of these financial statements.

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

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 6].

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to  December
  31,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2004 financial statements.

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


  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                                                           From Inception
                                         Year Ended         on October 1,
                                        December 31,        1999 Through
                                   ______________________   December 31,
                                      2004        2003          2004
                                   __________  __________  ______________
    Revenue                        $        -  $        -  $       10,356
    Cost of goods sold                      -           -          (4,516)
    Selling                                 -           -         (17,241)
    General and administrative              -           -        (103,520)
    Impairment loss                         -           -          (1,422)
                                   __________  __________  ______________
    Net loss                       $        -  $        -  $     (116,343)
                                   __________  __________  ______________

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

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

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

  Capital Contributions - In December 2002, an officer of the Company forgave accrued rent of $1,667. Due to the related party nature of the debt, the forgiveness of debt has been accounted for as a capital contribution.

  In December 2004, shareholders of the Company forgave advances and loans totaling $20,884 and related accrued interest of $153. Due to the related party nature of the debt, the forgiveness of debt has been accounted for as a capital contribution.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available unused operating loss carryforwards of approximately $130,200, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $44,300 and $41,800 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,500 for the year ended December 31, 2004.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advances from Shareholder - Through December 31, 2004, a shareholder of the Company had advanced a total of $17,764 to the Company. The advances bore no interest and were due on demand. In December 2004, the shareholder forgave the advances [See Note 5].

  Shareholder Loans - Through December 31, 2004, a shareholder of the Company had loaned a total of $3,120 to the Company. The loans accrued interest at 10% per annum and were due on demand. Interest expense for the years ended December 31, 2004 and 2003 amounted to $153 and $0, respectively. In December 2004, the shareholder forgave the loans and the related accrued interest [See Note 5].

  Management Compensation - On March 17, 2000, the Company entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $0 in salary to the officer during the years ended December 31, 2004 and 2003, respectively.

  Office Space - On March 16, 2000, the Company agreed to pay rent of $333 per month to an officer of the Company. The Company paid or accrued $0 and $0 in rent expense for the years ended December 31, 2004 and 2003 respectively. On December 31, 2002, the officer forgave the remaining accrued rent of $1,667.

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                             For the         From Inception
                                           Year Ended         on October 1,
                                          December 31,        1999 Through
                                     ______________________   December 31,
                                        2004        2003          2004
                                     __________  __________  ______________
    Loss from continuing operations
      (numerator)                    $   (6,988) $   (6,761) $      (13,749)
    Loss from discontinued
      operations (numerator)                  -           -        (116,343)
    Gain (loss) on disposal of
      discontinued operations
      (numerator)                             -           -               -
                                     __________  __________  ______________
    Loss available to common
      shareholders (numerator)       $   (6,988) $   (6,761) $     (130,092)
                                     __________  __________  ______________
    Weighted average number of
      common shares outstanding
      used in loss per share for
      the period (denominator)        1,077,000   1,077,000       1,053,531
                                     __________  __________  ______________

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


NEW PARADIGM PRODUCTIONS, INC.



By:     /s/ Jody St. Clair                 Date:   April 13, 2005
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Jody St. Clair               Date:    April 13, 2005
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.