Form 10QSB
period 2005-03-31
NEW PARADIGM PRODUCTIONS INC
filed 2005-05-16
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2005

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


The number of $.001 par value common shares outstanding at March 31, 2005:
1,077,000

                  PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

       See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2005

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheets,
             March 31, 2005 and December 31, 2004            2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2005 and
             2004 and for the period from inception on
             October 1, 1999 through March 31, 2005          3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2005
             and 2004 and for the period from inception on
             October 1, 1999 through March 31, 2005          4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 9

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $         -
                                         ___________  ___________
         Total Current Assets                      -            -
                                         ___________  ___________
                                         $         -  $         -
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     2,579  $     2,479
                                         ___________  ___________
        Total Current Liabilities              2,579        2,479
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             126,536      126,536
  Deficit accumulated during the
    development stage                       (130,192)    (130,092)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                            (2,579)      (2,479)
                                         ___________  ___________
                                         $         -  $         -
                                         ___________  ___________




Note: The Balance Sheet as of December 31, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                         For the Three       From Inception
                                          Months Ended        on October 1,
                                            March 31,         1999 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________

REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative                100       2,177          13,696
                                     __________  __________  ______________

LOSS BEFORE OTHER INCOME (EXPENSE)         (100)     (2,177)        (13,696)

OTHER INCOME (EXPENSE):
  Interest expense - related party            -           -            (153)
                                     __________  __________  ______________

LOSS BEFORE INCOME TAXES                   (100)     (2,177)        (13,849)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

LOSS FROM CONTINUING OPERATIONS            (100)     (2,177)        (13,849)
                                     __________  __________  ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued self-improvement
   business (net of $0 in income
   taxes)                                     -           -        (116,343)
  Gain (loss) on disposal of
   discontinued operations (net
   of $0 in income taxes)                     -           -               -
                                     __________  __________  ______________
LOSS FROM DISCONTINUED OPERATIONS             -           -        (116,343)
                                     __________  __________  ______________

NET LOSS                             $     (100) $   (2,177) $     (130,192)
                                     __________  __________  ______________

LOSS PER COMMON SHARE:
  Continuing operations              $     (.00) $     (.00) $         (.01)
  Operations of discontinued
    self-improvement business                 -           -            (.11)
  Gain (loss) on disposal of
    discontinued operations                   -           -               -
                                     __________  __________  ______________
     Net Loss Per Common Share       $     (.00) $     (.00) $         (.12)
                                     __________  __________  ______________
 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Three       From Inception
                                          Months Ended        on October 1,
                                            March 31,         1999 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $     (100) $   (2,177) $     (130,192)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Depreciation expense                        -           -           1,714
  Impairment loss                             -           -           1,422
  Inventory markdown                          -           -           2,428
  Changes in assets and liabilities:
   (Increase) in inventory                    -           -          (2,428)
   Increase (decrease) in accounts
     payable                                100      (2,073)          2,579
   Increase in accounts payable -
     related party                            -           -           1,667
   Increase in accrued interest
     payable - related party                  -           -             153
                                     __________  __________  ______________
        Net Cash (Used) by
          Operating Activities                -      (4,250)       (122,657)
                                     __________  __________  ______________

Cash Flows from Investing Activities:
 Purchase of equipment                        -           -          (3,236)
 Proceeds from sale of equipment              -           -             100
                                     __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                -           -          (3,136)
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from issuance of common
   stock                                      -           -         117,000
 Payments of stock offering costs             -           -         (12,091)
 Proceeds from advances from
   shareholder                                -       5,703          17,764
 Proceeds from Shareholder loans              -           -           3,120
                                     __________  __________  ______________
        Net Cash Provided by
          Financing Activities                -       5,703         125,793
                                     __________  __________  ______________

Net Increase (Decrease) in Cash               -       1,453               -

Cash at Beginning of Period                   -         665               -
                                     __________  __________  ______________
Cash at End of Period                $        -  $    2,118  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                          $        -  $        -  $            -
   Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the three months ended March 31, 2005 and 2004:
        None
  The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                                         For the Three       From Inception
                                          Months Ended        on October 1,
                                            March 31,         1999 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
    Revenue                          $        -  $        -  $       10,356
    Cost of goods sold                        -           -          (4,516)
    Selling                                   -           -         (17,241)
    General and administrative                -           -        (103,520)
    Impairment loss                           -           -          (1,422)
                                     __________  __________  ______________
    Net loss                         $        -  $        -  $     (116,343)
                                     __________  __________  ______________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2005 and December 31, 2004.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2005, the Company has available unused operating loss carryforwards of approximately $130,300, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $44,300 and $44,300 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $800 for the three months ended March 31, 2005.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advances from Shareholder - Through December 31, 2004, a shareholder of the Company had advanced a total of $17,764 to the Company. The advances bore no interest and were due on demand. In December 2004, the shareholder forgave the advances [See Note 3].

  Shareholder Loans - Through December 31, 2004, a shareholder of the Company had loaned a total of $3,120 to the Company. The loans accrued interest at 10% per annum and were due on demand. Interest expense for the three months ended March 31, 2005 and 2004 amounted to $0 and $0, respectively. In December 2004, the shareholder forgave the loans and the related accrued interest [See Note 3].

  Management Compensation - The Company did not pay any compensation to its officers and directors during the three months ended March 31, 2005 and 2004.

  Office Space - During the periods ended March 31, 2005 and 2004, the Company did not have a need to rent office space. An officer of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                         For the Three       From Inception
                                          Months Ended        on October 1,
                                            March 31,         1999 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
  Loss from continuing operations
    (numerator)                      $     (100) $   (2,177) $      (13,849)
  Loss from discontinued
    operations (numerator)                    -           -        (116,343)
  Gain (loss) on disposal of
    discontinued operations
    (numerator)                               -           -               -
                                     __________  __________  ______________
  Loss available to common
    shareholders (numerator)         $     (100) $   (2,177) $     (130,192)
                                     __________  __________  ______________
  Weighted average number of
    common shares outstanding
    used in loss per share for the
    period (denominator)              1,077,000   1,077,000       1,054,583
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

     New Paradigm Productions Inc. is a company formed to produce and market meditation music and supplies. This business was not successful and operations were discontinued as of December 31, 2002. Management will not attempt to pursue further efforts with respect to this business, and it is unlikely the Company would have the financial ability to do so in any event. Management's plan of operation for the next twelve months is to maintain its filings and curtail operations and activities to reduce expenses and continue in existence while management seeks other business opportunities. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. There is no assurance New Paradigm could successfully become involved in any other business venture. New Paradigm presently has no plans, commitments or arrangements with respect to any other proposed business venture. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company.

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

                              New Paradigm Productions, Inc.



Date:   May 13, 2005          by:       /s/ Jody St. Clair
                              Jody St. Clair, President and Secretary/Treasurer