Form 10QSB
period 2005-06-30
NEW PARADIGM PRODUCTIONS INC
filed 2005-08-15
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2005

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


The number of $.001 par value common shares outstanding at June 30, 2005 :
1,077,000
                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

       See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               June 30, 2005

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheets,
             June 30, 2005 and December 31, 2004             2


        -   Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             2005 and 2004 and for the period from
             inception on October 1, 1999 through June 30,
             2005                                            3


        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2005
             and 2004 and for the period from inception on
             October 1, 1999 through June 30, 2005           4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 9

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $         -
                                         ___________  ___________
         Total Current Assets                      -            -
                                         ___________  ___________
                                         $         -  $         -
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     1,435  $     2,479
  Advance from shareholder                     5,039            -
  Accrued interest-related party                  66            -
                                         ___________  ___________
        Total Current Liabilities              6,540        2,479
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                             1,077        1,077
  Capital in excess of par value             126,536      126,536
  Deficit accumulated during the
    development stage                       (134,153)    (130,092)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                           (6,540)      (2,479)
                                         ___________  ___________
                                         $         -  $         -
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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                            For the Three      For the Six    From Inception
                             Months Ended      Months Ended    on October 1,
                               June 30,          June 30,      1999 Through
                          _________________ _________________    June 30,
                            2005     2004     2005     2004        2005
                          ________ ________ ________ ________ ______________
REVENUE                   $      - $      - $      - $      - $            -

EXPENSES:
  General and
    administrative           3,895    1,229    3,995    3,406         17,591
                          ________ ________ ________ ________ ______________
LOSS BEFORE INCOME TAXES   (3,895)  (1,229)  (3,995)  (3,406)       (17,591)

OTHER INCOME (EXPENSE):
  Interest Expense
    - Related Party           (66)        -     (66)        -          (219)

CURRENT TAX EXPENSE              -        -        -        -              -

DEFERRED TAX EXPENSE             -        -        -        -              -
                          ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
  OPERATIONS               (3,961)  (1,229)  (4,061)  (3,406)       (17,810)
                          ________ ________ ________ ________ ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued self-
   improvement business
   (net of $0 in income
   taxes)                        -        -        -        -      (116,343)
  Gain (loss) on disposal
   of discontinued
   operations (net of $0
   in income taxes)              -        -        -        -              -
                          ________ ________ ________ ________ ______________
LOSS FROM DISCONTINUED
  OPERATIONS                     -        -        -        -      (116,343)
                          ________ ________ ________ ________ ______________

NET LOSS                  $(3,961) $(1,229) $(4,061) $(3,406) $    (134,153)
                          ________ ________ ________ ________ ______________

LOSS PER COMMON SHARE:
  Continuing operations   $  (.00) $  (.00) $  (.00) $  (.00) $        (.02)
  Operations of
    discontinued self-
    improvement business         -        -        -        -          (.11)
  Gain (loss) on disposal
    of discontinued
    operations                   -        -        -        -              -
                          ________ ________ ________ ________ ______________
  Net Loss Per Common
    Share                 $  (.00) $  (.00) $  (.00) $  (.00) $        (.13)
                          ________ ________ ________ ________ ______________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Six        From Inception
                                          Months Ended        on October 1,
                                            June 30,          1999 Through
                                     ______________________     June 30,
                                        2005        2004          2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (4,061) $   (3,406) $     (134,153)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Depreciation expense                        -           -           1,714
  Impairment loss                             -           -           1,422
  Inventory markdown                          -           -           2,428
  Changes in assets and liabilities:
   (Increase) decrease in inventory           -           -          (2,428)
   Increase (decrease) in accounts
     payable                             (1,044)     (4,203)          1,435
   Increase in accounts payable -
     related party                            -           -           1,667
   Increase in accrued interest
     payable - related party                 66           -             219
                                     __________  __________  ______________
        Net Cash (Used) by
          Operating Activities           (5,039)     (7,609)       (127,696)
                                     __________  __________  ______________
`
Cash Flows from Investing Activities:
 Purchase of equipment                        -           -          (3,236)
 Proceeds from sale of equipment              -           -             100
                                     __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                -           -          (3,136)
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from issuance of common
   stock                                      -           -         117,000
 Payments of stock offering costs             -           -         (12,091)
 Proceeds from advances from
   shareholder                            5,039       6,944          22,803
 Proceeds from Shareholder loans              -           -           3,120
                                     __________  __________  ______________
        Net Cash Provided by
          Financing Activities            5,039       6,944         130,832
                                     __________  __________  ______________

Net Increase (Decrease) in Cash               -        (665)              -

Cash at Beginning of Period                   -         665               -
                                     __________  __________  ______________
Cash at End of Period                $        -  $        -  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                          $        -  $        -  $            -
   Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the six months ended June 30, 2005 and 2004:
        None
  The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Revenue Recognition - The Company's revenue previously came from the sale of meditation CD's and other related products. Revenue from sales was recognized when the product was shipped. The Company currently has no source of revenue.

  Advertising Costs - The Company expensed $0 and $0 in advertising costs during the six months ended June 30, 2005 and 2004, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                            For the Three      For the Six    From Inception
                             Months Ended      Months Ended    on October 1,
                               June 30,          June 30,      1999 Through
                          _________________ _________________    June 30,
                            2005     2004     2005     2004        2005
                          ________ ________ ________ ________ ______________
  Revenue                 $      - $      - $      - $      - $       10,356
  Cost of goods sold             -        -        -        -         (4,516)
  Selling                        -        -        -        -        (17,241)
  General and administrative     -        -        -        -       (103,520)
  Impairment loss                -        -        -        -         (1,422)
                          ________ ________ ________ ________ ______________
  Net loss                $      - $      - $      - $      - $     (116,343)
                          ________ ________ ________ ________ ______________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2005 and December 31, 2004.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2005, the Company has available unused operating loss carryforwards of approximately $134,000, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $45,600 and $44,300 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,300 for the six months ended June 30, 2005.

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

  Through June 30, 2005, a shareholder of the Company advanced a total of $5,039 to the Company. The advance bears interest at 10% per annum and is due on demand.

  Management Compensation - On March 17, 2000, the Company has entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $0 in salary to officers during the six months ended June 30, 2005 and 2004, respectively.

  Office Space - During the periods ended June 30, 2005 and 2004 the Company did not have a need to rent office space. An officer of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

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

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                                         The
  following data show the amounts used in computing loss per share for the periods presented:

                            For the Three      For the Six     From Inception
                             Months Ended      Months Ended     on October 1,
                               June 30,          June 30,       1999 Through
                        ___________________ ___________________   June 30,
                            2005     2004     2005     2004         2005
                        _________ _________ _________ _________ _____________
  Loss from continuing
   operations
   (numerator)          $ (3,961) $ (1,229) $ (4,061) $ (3,406) $    (17,810)
  Loss from discontinued
   operations
   (numerator)                  -         -         -         -     (116,343)
  Gain (loss) on disposal
   of discontinued
   operations
   (numerator)                  -         -         -         -             -
                        _________ _________ _________ _________ _____________
  Loss available to
   common shareholders
   (numerator)          $ (3,961) $ (1,229) $ (4,061) $ (3,406) $   (134,153)
                        _________ _________ _________ _________ _____________
  Weighted average number
   of common shares
   outstanding for the
   period (denominator) 1,077,000 1,077,000 1,077,000 1,077,000     1,055,555
                        _________ _________ _________ _________ _____________

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

                         New Paradigm Productions, Inc.



Date:  August 15, 2005        by:        /s/ Jody St. Clair
                              Jody St. Clair, President and
                              Secretary/Treasurer