Form 10QSB
period 2005-09-30
NEW PARADIGM PRODUCTIONS INC
filed 2005-11-14
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at September 30, 2005:
1,077,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            September 30, 2005

                      NEW PARADIGM PRODUCTIONS, INC.
                      [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            September 30, 2005 and December 31, 2004         2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2005 and 2004 and for the period from
            inception on October 1, 1999 through
            September 30, 2005                               3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2005
            and 2004 and for the period from inception on
            October 1, 1999 through September 30, 2005       4


        -    Notes to Unaudited Condensed Financial
            Statements                                   5 - 9

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2005         2004
                                         (Unaudited)
                                        ____________  ____________
CURRENT ASSETS:
  Cash                                  $          -  $          -
                                        ____________  ____________
         Total Current Assets                      -             -
                                        ____________  ____________
                                        $          -  $          -
                                        ____________  ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                      $      1,685  $      2,479
  Advance from shareholder                     6,859             -
  Accrued interest-related party                 207             -
                                        ____________  ____________
        Total Current Liabilities              8,751         2,479
                                        ____________  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                             1,077         1,077
  Capital in excess of par value             126,536       126,536
  Deficit accumulated during the
    development stage                       (136,364)     (130,092)
                                        ____________  ____________
        Total Stockholders'
          Equity (Deficit)                    (8,751)       (2,479)
                                        ____________  ____________
                                        $          -  $          -
                                        ____________  ____________



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

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                            For the Three      For the Nine   From Inception
                             Months Ended      Months Ended    on October 1,
                             September 30,     September 30,   1999 Through
                          _________________ _________________  September 30,
                            2005      2004    2005      2004       2005
                          ________ ________ ________ ________ ______________
REVENUE                   $      - $      - $      - $      - $            -

EXPENSES:
  General and
   administrative            2,070    1,735    6,065    5,141         19,661
                          ________ ________ ________ ________ ______________
LOSS BEFORE INCOME TAXES   (2,070)  (1,735)  (6,065)  (5,141)       (19,661)

OTHER INCOME (EXPENSE):
  Interest Expense -
   Related Party             (141)     (83)    (207)     (83)          (360)

CURRENT TAX EXPENSE              -        -        -        -              -

DEFERRED TAX EXPENSE             -        -        -        -              -
                          ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
  OPERATIONS               (2,211)  (1,818)  (6,272)  (5,224)       (20,021)
                          ________ ________ ________ ________ ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued self-
   improvement business
   (net of $0 in income
   taxes)                        -        -        -        -      (116,343)
  Gain (loss) on disposal
   of discontinued
   operations (net of $0
   in income taxes)              -        -        -        -              -
                          ________ ________ ________ ________ ______________
LOSS FROM DISCONTINUED
  OPERATIONS                     -        -        -        -      (116,343)
                          ________ ________ ________ ________ ______________

NET LOSS                  $(2,211) $(1,818) $(6,272) $(5,224) $    (136,364)
                          ________ ________ ________ ________ ______________

LOSS PER COMMON SHARE:
  Continuing operations   $  (.00) $  (.00) $  (.00) $  (.00) $        (.02)
  Operations of
   discontinued self-
   improvement business          -        -        -        -          (.11)
  Gain (loss) on disposal
   of discontinued
   operations                    -        -        -        -              -
                          ________ ________ ________ ________ ______________
  Net Loss Per Common
   Share                  $  (.00) $  (.00) $  (.00) $  (.00) $        (.13)
                          ________ ________ ________ ________ ______________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Nine       From Inception
                                           Months Ended        on October 1,
                                           September 30,       1999 Through
                                      ______________________   September 30,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (6,272) $   (5,224) $     (136,364)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Depreciation expense                         -           -           1,714
  Impairment loss                              -           -           1,422
  Inventory markdown                           -           -           2,428
  Changes in assets and liabilities:
   (Increase) decrease in inventory            -           -          (2,428)
   Increase (decrease) in accounts
     payable                                (794)     (2,943)          1,685
   Increase in accounts payable -
     related party                             -           -           1,667
   Increase in accrued interest
     payable - related party                 207          83             360
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (6,859)     (8,084)       (129,516)
                                      __________  __________  ______________
`
Cash Flows from Investing Activities:
 Purchase of equipment                         -           -          (3,236)
 Proceeds from sale of equipment               -           -             100
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -          (3,136)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock        -           -         117,000
 Payments of stock offering costs              -           -         (12,091)
 Proceeds from advances from shareholder   6,859       4,774          24,623
 Proceeds from Shareholder loans               -       2,645           3,120
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities             6,859       7,419         132,652
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -        (665)              -

Cash at Beginning of Period                    -         665               -
                                      __________  __________  ______________
Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $        -  $        -  $            -
   Income taxes                       $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the nine months ended September 30, 2005 and 2004:
        None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Revenue Recognition - The Company's revenue previously came from the sale of meditation CD's and other related products. Revenue from sales was recognized when the product was shipped. The Company currently has no source of revenue.

  Advertising Costs - The Company expensed $0 and $0 in advertising costs during the nine months ended September 30, 2005 and 2004, respectively.

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

  Reclassification - The financial statements for periods prior to September
  30,   2005  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2005 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                            For the Three      For the Nine   From Inception
                             Months Ended      Months Ended    on October 1,
                             September 30,     September 30,   1999 Through
                          _________________ _________________  September 30,
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
                          ________ ________ ________ ________ ______________

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2005 and December 31, 2004.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2005, the Company has available unused operating loss carryforwards of approximately $136,000, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $46,000 and $44,300 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,700 for the nine months ended September 30, 2005.

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

  Through September 30, 2005, a shareholder of the Company advanced a total of $6,859 to the Company. The advance bears interest at 10% per annum and is due on demand.

  Management Compensation - On March 17, 2000, the Company has entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $0 in salary to officers during the nine months ended September 30, 2005 and 2004, respectively.

  Office Space - During the periods ended September 30, 2005 and 2004 the Company did not have a need to rent office space. An officer of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

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

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                          For the Three        For the Nine    From Inception
                           Months Ended        Months Ended     on October 1,
                           September 30,       September 30,    1999 Through
                       ___________________ ___________________  September 30,
                          2005      2004      2005      2004        2005
                       _________ _________ _________ _________ ______________
  Loss from continuing
   operations
   (numerator)         $ (2,211) $ (1,818) $ (6,272) $ (5,224) $     (20,021)
  Loss from
   discontinued
   operations
   (numerator)                 -         -         -         -      (116,343)
  Gain (loss) on
   disposal of
   discontinued
   operations
   (numerator)                 -         -         -         -              -
                       _________ _________ _________ _________ ______________
  Loss available to
   common shareholders
   (numerator)         $ (2,211)   (1,818) $ (6,272) $ (5,224) $    (136,364)
                       _________ _________ _________ _________ ______________
  Weighted average
   number of common
   shares outstanding
   for the period
   (denominator)       1,077,000 1,077,000 1,077,000 1,077,000      1,056,455
                       _________ _________ _________ _________ ______________

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

                                   New Paradigm Productions, Inc.



Date:  November 14, 2005           by:    /s/ Jody St. Clair
                                   Jody St. Clair, President and
                                   Secretary/Treasurer