Form 10KSB
period 2005-12-31
NEW PARADIGM PRODUCTIONS INC
filed 2006-03-07
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005   Commission File No. 333-40790

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes   X      No

The Issuer's revenues for its most recent fiscal year.    $      0.00
As of February 9, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $72,150. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2005: 1,077,000

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

     The Company entered into a non-binding letter of intent effective as of February 10, 2006, wherein it has agreed in principle to acquire another company. The proposed acquisition is subject to many conditions and no assurance can be given that the acquisition will be completed. If the acquisition is completed it will involve a recapitalization of the Company, a change of name and a change of control including management and shareholders.

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

     Quarter Ended                 High                Low
     March 31, 2004                .75                 .75
     June 30, 2004                 .75                 .75
     September 30, 2004            .75                 .25
     December 31, 2004             .80                 .75

     March 31, 2005                .80                 .75
     June 30, 2005                 .75                 .75
     September 30, 2005            .75                 .75
     December 31, 2005             .75                 .75

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

     (B)  HOLDERS.

     As of February 9, 2006, there were about 72 record holders of the common stock.

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

     The Company entered into a non-binding letter of intent effective as of February 10, 2006, wherein it has agreed in principle to acquire another company. The proposed acquisition is subject to many conditions and no assurance can be given that the acquisition will be completed. If the acquisition is completed it will involve a recapitalization of the Company, a change of name and a change of control including management and shareholders.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

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

                         Term Served As   Positions
Name of Director Age     Director/Officer With Company

Jody St. Clair   42      Since inception  President &
                                          Secretary/Treasurer

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

                      SUMMARY COMPENSATION TABLE

Name                                   Other
And                                    Annual     All Other
Principal                                         Compen-
Position       Year Salary($)Bonus($)  Compen-    sation($)
                                       sation($)

Jody St. Clair 2005         0
CEO            2004         0
               2003         0

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains stock ownership information about officers or directors, and other stockholders who we know to be beneficial owners of more than 5% of our stock. A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

                           Title of   Amount & Nature of   % of
Name and Address            Class     Beneficial Ownership Class
Jody St. Clair             Common      150,000 shares      14%
2050 Ribbon Lane
SLC, Utah 84117

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

     The Company entered into a non-binding letter of intent effective as of February 10, 2006, wherein it has agreed in principle to acquire another company. The proposed acquisition is subject to many conditions and no assurance can be given that the acquisition will be completed. The likelihood or probability that the acquisition will be completed is presently unknown, but if completed, it will involve a recapitalization of the Company, a change of name and a change of control including management and shareholders.

     There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. If any suitable potential business acquisition is completed, it will in all likelihood involve a change in management and shareholder control of the company. In the event of completion of an acquisition, it is likely that shareholders of the Company, listed above, will sell a substantial portion of their shares of the Company's stock at or about the time of closing the acquisition at prices which may be less than prices quoted in the OTC market place, if any.

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

     New Paradigm presently has no office facilities but uses as its business address the home address of Ms. St. Clair, until business operations may require more extensive facilities and New Paradigm has the financial ability to rent commercial space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to New Paradigm on such a basis for any specific length of time. New Paradigm paid rent for the use of the home office facilities of Ms. St. Clair, and reimbursed Ms. St. Clair for any additional out of pocket costs incurred, until this arrangement was discontinued in June, 2002, when the Company discontinued use of the home office facilities of Ms. St. Clair.

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

ITEM 13.  EXHIBITS.

     All documents previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, to the extent applicable to the period covered by this report, are incorporated herein as exhibits to this report by reference to the registration statements and other reports previously filed by the Company to which such documents were filed as exhibits.

     Exhibit Index - Exhibits not previously filed that are applicable to the period covered by this report and required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,730 for the fiscal year ended December 31, 2004 and $3,840 for the fiscal year ended December 31, 2005.

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2004 and $-0-for the fiscal year ended December 31, 2005.

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $269 for the fiscal year ended December 31, 2004 and $250 for the fiscal year ended December 31, 2005.

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2004 and $-0-for the fiscal year ended December 31, 2005.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Report of Independent Registered
             Public Accounting Firm                          1


        -   Balance Sheet, December 31, 2005                 2


        -   Statements of Operations, for the years
             ended December 31, 2005 and 2004
             and from inception on October 1, 1999
             through December 31, 2005                       3


        -   Statement of Stockholders' Equity (Deficit),
             from inception on October 1, 1999
             through December 31, 2005                   4 - 5


        -   Statements of Cash Flows, for the years
             ended December 31, 2005 and 2004
             and from inception on October 1, 1999
             through December 31, 2005                       6


        -   Notes to Financial Statements               7 - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
NEW PARADIGM PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Paradigm Productions, Inc. [a development stage company] as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on October 1, 1999 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Paradigm Productions, Inc. [a development stage company] as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on October 1, 1999 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 22, 2006

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2005
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $       473
  Advance from shareholder                                      -
Accrued Interest-related party                                  -
                                                      ___________
        Total Current Liabilities                             473
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
        1,000,000 shares authorized,
        no shares issued and outstanding                        -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued and
   outstanding                                              1,077
  Capital in excess of par value                          136,467
  Deficit accumulated during the
    development stage                                    (138,017)
                                                      ___________
        Total Stockholders' Equity (Deficit)                 (473)
                                                      ___________
                                                      $         -
                                                      ___________









 The accompanying notes are an integral part of this financial statement.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                             For the          From Inception
                                            Year Ended         on October 1,
                                           December 31,        1999 Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________

REVENUE                               $        -  $        -  $            -

EXPENSES:
  General and administrative               7,526       6,835          21,122
                                      __________  __________  ______________

LOSS BEFORE INCOME TAXES                  (7,526)     (6,835)        (21,122)

INTEREST EXPENSE                            (399)       (153)           (552)

CURRENT TAX EXPENSE                            -           -               -

DEFERRED TAX EXPENSE                           -           -               -
                                      __________  __________  ______________

LOSS FROM CONTINUING OPERATIONS           (7,925)     (6,988)        (21,674)
                                      __________  __________  ______________

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
   self-improvement business (net of
   $0 in income taxes)                         -           -        (116,343)
  Gain (loss) on disposal of
   discontinued operations (net of $0
   in income taxes)                            -           -               -
                                      __________  __________  ______________
LOSS FROM DISCONTINUED OPERATIONS              -           -        (116,343)
                                      __________  __________  ______________

NET LOSS                              $   (7,925) $   (6,988) $     (138,017)
                                      __________  __________  ______________

LOSS PER COMMON SHARE:
  Continuing operations               $     (.01) $     (.01)
  Operations of discontinued
    self-improvement business                  -           -
  Gain (loss) on disposal of
    discontinued operations                    -           -
                                      __________  __________
     Net Loss Per Common Share        $     (.01) $     (.01)
                                      __________  __________




The accompanying notes are an integral part of these financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2005


                                                                  Deficit
                                                                Accumulated
                   Preferred Stock    Common Stock  Capital in  During the
                   _______________ _________________ Excess of  Development
                    Shares  Amount   Shares   Amount Par Value     Stage
                   _______ _______ _________ _______ _________ ______________
BALANCE, October 1,
 1999                    - $     -         - $     - $       - $            -

Issuance of 900,000
 shares of common
 stock for cash at
 $.0056 per share,
 October 1999            -       -   900,000     900     4,100              -

Net loss for the
 period ended
 December 31, 1999       -       -         -       -         -        (2,653)
                   _______ _______ _________ _______ _________ ______________
BALANCE, December
 31, 1999                -       -   900,000     900     4,100        (2,653)

Issuance of 100,000
 shares of common
 stock for cash at
 $.35 per share,
 January and
 February 2000           -       -   100,000     100    34,900              -

Issuance of 77,000
 shares of common
 stock for cash at
 $1.00 per share,
 net of offering
 costs of $12,091,
 November and
 December 2000           -       -    77,000      77    64,832              -

Net loss for the
 year ended
 December 31, 2000       -       -         -       -         -       (55,530)
                   _______ _______ _________ _______ _________ ______________
BALANCE, December
 31, 2000                -       - 1,077,000   1,077   103,832       (58,183)

Net loss for the
 year ended
 December 31, 2001       -       -         -       -         -       (42,020)
                   _______ _______ _________ _______ _________ ______________
BALANCE, December
 31, 2001                -       - 1,077,000   1,077   103,832      (100,203)

Capital
 contribution,
 December 2002           -       -         -       -     1,667              -

Net loss for the
 year ended
 December 31, 2002       -       -         -       -         -       (16,140)
                   _______ _______ _________ _______ _________ ______________
BALANCE, December
 31, 2002                -       - 1,077,000   1,077   105,499      (116,343)






                                [Continued]

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2005

                                [Continued]


                                                                  Deficit
                                                                Accumulated
                   Preferred Stock    Common Stock  Capital in  During the
                   _______________ _________________ Excess of  Development
                    Shares  Amount   Shares   Amount Par Value     Stage
                   _______ _______ _________ _______ _________ ______________

Net loss for the
 year ended
 December 31, 2003       -       -         -       -         -        (6,761)
                   _______ _______ _________ _______ _________ ______________
BALANCE, December
 31, 2003                -       - 1,077,000   1,077   105,499      (123,104)

Forgiveness of Debt
 and Interest
 December 31, 2004       -       -         -       -    21,037              -

Net loss for the
 year ended
 December 31, 2004       -       -         -       -         -        (6,988)
                   _______ _______ _________ _______ _________ ______________
BALANCE, December
 31, 2004                -       - 1,077,000   1,077   126,536      (130,092)

Forgiveness of Debt
 and Interest
 December 31, 2005       -       -         -       -     9,931              -

Net loss for the
 year ended
 December 31, 2005       -       -         -       -         -        (7,925)
                   _______ _______ _________ _______ _________ ______________
BALANCE, December
  31, 2005               - $     - 1,077,000 $ 1,077 $ 136,467 $    (138,017)
                   _______ _______ _________ _______ _________ ______________
















 The accompanying notes are an integral part of this financial statement.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             For the          From Inception
                                            Year Ended         on October 1,
                                           December 31,        1999 Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                            $   (7,925) $   (6,988) $     (138,017)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Depreciation expense                      -           -           1,714
     Impairment loss                           -           -           1,422
     Inventory markdown                        -           -           2,428
     Changes in assets and liabilities:
       (Increase) decrease in inventory        -           -          (2,428)
       Increase (decrease) in accounts
         payable                          (2,006)     (1,724)            473
       Increase in accounts payable
         - related party                       -           -           1,667
       Increase in accrued interest
         - related party                     399         153             552
                                      __________  __________  ______________
          Net Cash (Used) by
            Operating Activities          (9,532)     (8,559)       (132,189)
                                      __________  __________  ______________
Cash Flows From Investing Activities
  Purchase of equipment                        -           -          (3,236)
  Proceeds from sale of equipment              -           -             100
                                      __________  __________  ______________
          Net Cash Provided (Used) by
            Investing Activities               -           -          (3,136)
                                      __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from issuance of common
    stock                                      -           -         117,000
  Payments of stock offering costs             -           -         (12,091)
  Proceeds from advances from
    shareholder                            9,532       4,774          27,296
  Proceeds from shareholder loans              -       3,120           3,120
                                      __________  __________  ______________
          Net Cash Provided by
            Financing Activities           9,532       7,894         135,325
                                      __________  __________  ______________
Net Increase (Decrease) in Cash                -        (665)              -

Cash at Beginning of Period                    -         665               -
                                      __________  __________  ______________
Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest                         $        -  $        -  $            -
     Income taxes                     $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2005:
     In December 2005, shareholders of the Company forgave advances totaling $9,532 and related accrued interest of $399. Due to the related party nature of the debt, the forgiveness has been accounted for as a capital contribution.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - New Paradigm Productions, Inc. (the "Company") was organized under the laws of the State of Nevada on October 1, 1999. The Company planned to manufacture and sell products related to self-improvement and meditation. The Company discontinued its self-improvement business effective December 31, 2002 [See Note 2]. The Company has not yet generated significant revenues from its planned principle operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Inventory - Inventory is stated at the lower of cost or market.   Cost  is
  determined on a first-in first-out method.

  Property  and  Equipment - Property and equipment are  recorded  at  cost.
  Depreciation is calculated using the straight-line method and is based upon estimated useful lives of the assets.

  Revenue Recognition - The Company's revenue has come primarily from the sale of meditation CD's and other related products. Revenue from sales is recognized when the product is shipped.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations [See Note 2].

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assests - an amendment of APB Opinion No.
  154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to  December
  31,   2005  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2005 financial statements.

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


  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                                                            From Inception
                                           Year Ended        on October 1,
                                          December 31,       1999 Through
                                    ______________________   December 31,
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
                                    __________  __________  ______________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005.

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

  During 2004, an officer of the Company forgave notes payable and accrued interest in the amount of $21,037. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt, the forgiveness has been recorded as capital in excess of par value.

  During 2005, an officer of the Company forgave advances and accrued interest in the amount of $9,931. In accordance with AICPA Technical
  Practice Aids, Practice Alert 00-1, Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt, the forgiveness has been recorded as capital in excess of par value.


NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005, the Company has available unused operating loss carryforwards of approximately $138,000, which may be applied against future taxable income and which expire in various years through 2025.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $47,000 and $44,300 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,700 for the year ended December 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advance from Shareholder - During the year ended December 31, 2005, a shareholder of the Company has made advances totaling $9,532 to the Company. The advances bear interest at 10% per annum and are due on demand. Interest expense on shareholder advances for the year ending December 31, 2005 was $399. In December 2005, the shareholder forgave the advance and accrued interest [See Note 3].

  Management Compensation - On March 17, 2000, the Company entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $0 in salary to the officer during the years ended December 31, 2005 and 2004, respectively.

  Office Space - On March 16, 2000, the Company agreed to pay rent of $333 per month to an officer of the Company. The Company accrued $2,000 in rent expense for the year ended December 31, 2002. On December 31, 2002, the officer forgave the remaining accrued rent of $1,667 and the agreement was cancelled. An officer/shareholder of the company is allowing the Company to use their office as a mailing address as needed, at no expense to the Company.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                          For the
                                                        Year Ended
                                                       December 31,
                                                  ______________________
                                                     2005        2004
                                                  __________  __________
    Loss from continuing operations (numerator)   $   (7,925) $   (6,988)
    Loss from discontinued operations (numerator)          -           -
    Gain (loss) on disposal of discontinued
      operations (numerator)                               -           -
                                                  __________  __________
    Loss available to common shareholders
      (numerator)                                 $   (7,925) $   (6,988)
                                                  __________  __________
    Weighted average number of common shares
      outstanding used in loss per share for
      the period (denominator)                     1,077,000   1,077,000
                                                  __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 8 - SUBSEQUENT EVENT

  The Company entered into a non-binding letter of intent effective as of February 10, 2006, wherein it has agreed in principle to acquire another company. The proposed acquisition is subject to many conditions and no assurance can be given that the acquisition will be completed. If the acquisition is completed it will involve a recapitalization of the Company and a change of name and a change of control including management and shareholders.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


NEW PARADIGM PRODUCTIONS, INC.



By:  /s/ Jody St. Clair                            Date:   March  1, 2006
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Jody St. Clair                            Date:    March  1, 2006
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.