Form 10QSB
period 2006-03-31
NEW PARADIGM PRODUCTIONS INC
filed 2006-05-15
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2006

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

The number of $.001 par value common shares outstanding at March 31, 2006:
1,077,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.



                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2006

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]

                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheet,
             March 31, 2006                                  2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2006
             and 2005 and for the period from inception
             on October 1, 1999 through March 31, 2006       3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2006
             and 2005 and for the period from inception
             on October 1, 1999 through March 31, 2006       4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 9

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                       March 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
         Total Current Assets                                   -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     3,185
  Advance from related party                                  373
  Accrued interest to related party                             7
                                                      ___________
        Total Current Liabilities                           3,565
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                                          1,077
  Capital in excess of par value                          136,467
  Deficit accumulated during the
    development stage                                    (141,109)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (3,565)
                                                      ___________
                                                      $         -
                                                      ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                         For the Three       From Inception
                                          Months Ended        on October 1,
                                            March 31,         1999 Through
                                     ______________________     March 31,
                                        2006        2005          2006
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative              3,085         100          24,207
                                     __________  __________  ______________
LOSS BEFORE INCOME TAXES                 (3,085)       (100)        (24,207)

INTEREST EXPENSE                             (7)          -            (559)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________
LOSS FROM CONTINUING
  OPERATIONS                             (3,092)       (100)        (24,766)
                                     __________  __________  ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued self-
    improvement business (net
    of $0 in income taxes)                    -           -        (116,343)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                    -           -               -
                                     __________  __________  ______________
LOSS FROM DISCONTINUED
  OPERATIONS                                  -           -        (116,343)
                                     __________  __________  ______________

NET LOSS                             $   (3,092) $     (100) $     (141,109)
                                     __________  __________  ______________

LOSS PER COMMON SHARE:
  Continuing operations              $     (.00) $     (.00)
  Operations of discontinued
    self-improvement business                 -           -
  Gain (loss) on disposal of
    discontinued operations                   -           -
                                     __________  __________
  Net Loss Per Common Share          $     (.00) $     (.00)
                                     __________  __________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Three       From Inception
                                           Months Ended        on October 1,
                                             March 31,         1999 Through
                                      ______________________     March 31,
                                         2006        2005          2006
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (3,092) $    (100)  $     (141,109)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Depreciation expense                         -           -           1,714
  Impairment loss                              -           -           1,422
  Inventory markdown                           -           -           2,428
  Changes in assets and liabilities:
   (Increase) decrease in inventory            -           -          (2,428)
   Increase (decrease) in accounts
     payable                               2,712         100           3,185
   Increase in accounts payable -
     related party                             -           -           1,667
   Increase in accrued interest
     payable - related party                   7           -             559
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities              (373)          -        (132,562)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Purchase of equipment                         -           -          (3,236)
 Proceeds from sale of equipment               -           -             100
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -          (3,136)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from issuance of common
   stock                                       -           -         117,000
 Payments of stock offering costs              -           -         (12,091)
 Proceeds from advances from
   shareholder                               373           -          27,669
 Proceeds from Shareholder loans               -           -           3,120
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities                 -           -         135,698
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -           -               -

Cash at Beginning of Period                    -           -               -
                                      __________  __________  ______________
Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $        -  $        -  $            -
   Income taxes                       $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the three months ended March 31, 2006 and 2005:
        None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Revenue Recognition - The Company's revenue previously came from the sale of meditation CD's and other related products. Revenue from sales was recognized when the product was shipped. The Company currently has no source of revenue.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised
  2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                                         For the Three       From Inception
                                          Months Ended        on October 1,
                                            March 31,         1999 Through
                                     ______________________     March 31,
                                        2006        2005          2006
                                     __________  __________  ______________
    Revenue                          $        -  $        -  $       10,356
    Cost of goods sold                        -           -          (4,516)
    Selling                                   -           -         (17,241)
    General and administrative                -           -        (103,520)
    Impairment loss                           -           -          (1,422)
                                     __________  __________  ______________
    Net loss                         $        -  $        -  $     (116,343)
                                     __________  __________  ______________

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2006.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advance from Shareholder - As of March 31, 2006, a shareholder of the Company has made advances totaling $373 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at March 31, 2006 amounted to $7.

  Management Compensation - On March 17, 2000, the Company has entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $0 in salary to officers during the three months ended March 31, 2006 and 2005, respectively.

  Office  Space  -  During the periods ended March 31,  2006  and  2005  the
  Company did not have a need to rent office space. An officer of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                            For the Three
                                             Months Ended
                                               March 31,
                                        ______________________
                                           2006        2005
                                        __________  __________
   Loss from continuing operations
    (numerator)                         $   (3,092) $     (100)
   Loss from discontinued
    operations (numerator)                       -           -
   Gain (loss) on disposal of
    discontinued operations
    (numerator)                                  -           -
                                        __________  __________
   Loss available to common
    shareholders (numerator)            $  (3,092)  $     (100)
                                        __________  __________
   Weighted average number of
    common shares outstanding
    for the period (denominator)         1,077,000   1,077,000
                                        __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

     The Company entered into a non-binding letter of intent effective as of February 10, 2006, wherein it agreed in principle to acquire another company. The proposed acquisition was subject to many conditions and no assurance was given that the acquisition would be completed. If the acquisition had been completed it would have involved a recapitalization of the Company, a change of name and a change of control including management and shareholders. The letter of intent expired on May 15, 2006, by its terms. It has not been renewed, and has now been withdrawn.

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

                                   New Paradigm Productions, Inc.



Date:   May 15, 2006               by:        /s/ Jody St. Clair
                                   Jody St. Clair, President &
                                   Secretary /Treasurer