Form 10QSB
period 2006-06-30
NEW PARADIGM PRODUCTIONS INC
filed 2006-08-11
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2006

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

The number of $.001 par value common shares outstanding at June 30, 2006:
1,077,000

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

                               June 30, 2006

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -  Unaudited Condensed Balance Sheet,
            June 30, 2006                                           2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2006 and
            2005 and for the period from inception on
            October 1, 1999 through June 30, 2006                   3


        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2006
            and 2005 and for the period from inception on
            October 1, 1999 through June 30, 2006                   4


        -  Notes to Unaudited Condensed Financial Statements      5 - 6

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                        June 30,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
         Total Current Assets                                   -
                                                      ___________
                                                       $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    3,270
  Accounts payable - related party                            525
  Advance from shareholder                                  1,858
  Accrued Interest - related party                             43
                                                      ___________
        Total Current Liabilities                           5,696
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                                          1,077
  Capital in excess of par value                          136,467
  Deficit accumulated during the
    development stage                                   (143,240)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (5,696)
                                                      ___________
                                                       $        -
                                                      ___________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                           For the Three        For the Six    From Inception
                            Months Ended        Months Ended    on October 1,
                              June 30,            June 30,       1999 Through
                         __________________  __________________    June 30,
                           2006      2005      2006      2005        2006
                         ________  ________  ________  ________   __________
REVENUE                  $     -   $     -   $     -   $     -    $       -

EXPENSES:
  General and
   administrative          2,095     3,895     5,180     3,995       26,302
                         ________  ________  ________  ________   __________
LOSS BEFORE INCOME TAXES  (2,095)   (3,895)   (5,180)   (3,995)     (26,302)

OTHER INCOME (EXPENSE):
  Interest
   Expense- Related          (36)      (66)      (43)      (66)         (595)

CURRENT TAX EXPENSE            -         -         -         -             -

DEFERRED TAX EXPENSE           -         -         -         -             -
                         ________  ________  ________  ________   __________
LOSS FROM CONTINUING
  OPERATIONS              (2,131)   (3,961)   (5,223)   (4,061)     (26,897)
                         ________  ________  ________  ________   __________

DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued self-
    improvement business
   (net of $0 in income
    taxes)                     -         -         -         -     (116,343)
  Gain (loss) on disposal
    of discontinued
    operations (net of
    $0 in income taxes)        -         -         -         -            -
                         ________  ________  ________  ________   __________
LOSS FROM DISCONTINUED
  OPERATIONS                   -         -         -         -     (116,343)
                         ________  ________  ________  ________   __________

NET LOSS                 $(2,131)  $(3,961)  $(5,223)  $(4,061)   $(143,240)
                         ________  ________  ________  ________   __________

LOSS PER COMMON SHARE:
  Continuing operations  $  (.00)  $  (.00)  $  (.00)  $  (.00)

  Operations of
   discontinued self-
   improvement business        -         -         -         -

  Gain (loss) on
   disposal of
   discontinued
   operations                  -         -         -         -
                         ________  ________  ________  ________
  Net Loss Per
   Common Share          $  (.00)  $  (.00)  $  (.00)  $  (.00)
                         ________  ________  ________  ________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Six       From Inception
                                            Months Ended      on October 1,
                                              June 30,         1999 Through
                                        ______________________   June 30,
                                            2006      2005         2006
                                        _________  __________   __________
Cash Flows from Operating Activities:
 Net loss                               $ (5,223)  $  (4,061)   $(143,240)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Depreciation expense                         -           -        1,714
  Impairment loss                              -           -        1,422
  Inventory markdown                           -           -        2,428
  Changes in assets and liabilities:
   (Increase) decrease in inventory            -           -       (2,428)
   Increase (decrease) in
     accounts payable                      2,797      (1,044)       3,270
   Increase in accounts
     payable - related party                 525           -        2,192
   Increase in accrued interest
     payable- related party                   43          66          595
                                        _________  __________   __________
        Net Cash (Used) by
         Operating Activities             (1,858)     (5,039)    (134,047)
                                        _________  __________   __________
`
Cash Flows from Investing Activities:
 Purchase of equipment                         -           -       (3,236)
 Proceeds from sale of equipment               -           -          100
                                        _________  __________   __________
        Net Cash (Used) by
         Investing Activities                  -           -       (3,136)
                                        _________  __________   __________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock        -           -      117,000
 Payments of stock offering costs              -           -      (12,091)
 Proceeds from advances from shareholder   1,858       5,039       29,154
 Proceeds from Shareholder loans               -           -        3,120
                                        _________  __________   __________
        Net Cash Provided by
         Financing Activities                  -       5,039      137,183
                                        _________  __________   __________

Net Increase (Decrease) in Cash                -           -            -

Cash at Beginning of Period                    -           -            -
                                        _________  __________   __________
Cash at End of Period                    $     -   $       -    $       -
                                        _________  __________   __________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                              $     -   $       -    $       -
   Income taxes                          $     -   $       -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the six months ended June 30, 2006 and 2005:
        None
  The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - New Paradigm Productions, Inc. (the "Company") was organized under the laws of the State of Nevada on October 1, 1999. The Company planned to manufacture and sell products related to self-improvement and meditation. The Company discontinued its self-improvement business effective December 31, 2002. The Company has not yet generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of June 30, 2006, a shareholder of the Company has made advances totaling $1,858 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at June 30, 2006 amounted to $43.

  Legal Services - An entity owned by an officer/shareholder of the Company provided legal services for the Company. Legal fees to the entity for the six months ended June 30, 2006 amounted to $1,600. At June 30, 2006 the Company owed a total of $525 to the officer/shareholder.

NOTE 3 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                               For the Three          For the Six
                               Months Ended           Months Ended
                                 June 30,               June 30,
                          _____________________   ______________________
                             2006        2005        2006         2005
                          _________   _________   _________    _________
  Loss from continuing
   operations (numerator) $ (2,131)   $ (3,961)   $ (5,223)    $ (4,061)

  Loss from discontinued
   operations (numerator)        -           -           -            -

  Gain (loss) on disposal
   of discontinued
   operations (numerator)        -           -           -            -
                          _________   _________   _________    _________
  Loss available to
   common shareholders
  (numerator)             $ (2,131)   $ (3,961)   $ (5,223)    $ (4,061)
                          _________   _________   _________    _________
  Weighted average
   number of common
   shares outstanding
   for the period
   (denominator)          1,077,000   1,077,000   1,077,000    1,077,000
                          _________   _________   _________    _________


  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  effect   the
  computation of diluted loss per share.

  NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company entered into a non-binding letter of intent effective as of February 10, 2006, where it has agreed in principle to acquire another company. The proposed acquisition was subject to many conditions and no assurance was given that the acquisition would be completed. If the acquisition had been completed it would have involved a recapitalization of the Company and a change of name and a change of control including management and shareholders. The letter of intent expired on May 15, 2006 by its terms. It has not been renewed, and has now been withdrawn.

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

                              New Paradigm Productions, Inc.



Date:   August 10, 2006       by:        /s/ Jody St. Clair
                         Jody St. Clair, President and Secretary/Treasurer