Form 10QSB
period 2006-09-30
NEW PARADIGM PRODUCTIONS INC
filed 2006-11-14
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2006

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

         1987 Mill Corner Circle, Salt Lake City, Utah 84106
               (Address of principal executive offices)

                            (801) 808-2540
         (Registrant's telephone number, including area code)

             2050 Ribbon Lane, Salt Lake City, Utah 84117
    (Former name or former address, if changed since last report.)

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

The number of $.001 par value common shares outstanding at September 30, 2006:
1,077,000

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

                            September 30, 2006

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -  Unaudited Condensed Balance Sheet,
            September 30, 2006                                      2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2006 and 2005 and for the period from inception
            on October 1, 1999 through September 30, 2006           3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2006
            and 2005 and for the period from inception on
            October 1, 1999 through September 30, 2006              4


        -  Notes to Unaudited Condensed Financial Statements      5 - 6

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                     September 30,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
         Total Current Assets                          $        -
                                                      ___________



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $      290
  Accounts payable - related party                            525
  Advance from shareholder                                  7,028
Accrued Interest-related party                                137
                                                      ___________
        Total Current Liabilities                           7,980
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                                          1,077
  Capital in excess of par value                          136,467
  Deficit accumulated during the
    development stage                                   (145,524)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (7,980)
                                                      ___________
   Total Liabilities & Stockholders' Equity (Deficit) $       -
                                                      ___________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                          For the Three       For the Nine    From Inception
                          Months Ended        Months Ended     on October 1,
                          September 30,       September 30,    1999 Through
                        __________________  __________________ September 30,
                          2006      2005      2006      2005        2006
                        ________  ________  ________  ________   __________
REVENUE                 $     -   $     -   $     -   $     -    $       -

EXPENSES:
  General and
   administrative         2,190     2,070     7,370     6,065       28,492
                        ________  ________  ________  ________   __________
LOSS BEFORE
  OTHER INCOME (EXPENSE) (2,190)   (2,070)   (7,370)   (6,065)     (28,492)

OTHER INCOME (EXPENSE):
  Interest
    Expense- Related        (94)     (141)     (137)     (207)        (689)
                        ________  ________  ________  ________   __________
LOSS BEFORE INCOME TAXES (2,284)   (2,211)   (7,507)   (6,272)     (29,181)

CURRENT TAX EXPENSE           -         -         -         -            -

DEFERRED TAX EXPENSE          -         -         -         -            -
                        ________  ________  ________  ________   __________
LOSS FROM CONTINUING
  OPERATIONS             (2,284)   (2,211)   (7,507)   (6,272)     (29,181)
                        ________  ________  ________  ________   __________

DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued self-
    improvement business
    (net of $0 in
    income taxes)             -         -         -         -     (116,343)
  Gain (loss) on
    disposal of
    discontinued
    operations (net of
    $0 in income taxes)       -         -         -         -            -
                        ________  ________  ________  ________   __________
LOSS FROM DISCONTINUED
  OPERATIONS                  -         -         -         -     (116,343)
                        ________  ________  ________  ________   __________

NET LOSS                $(2,284)  $(2,211)  $(7,507)  $(6,272)   $(145,524)
                        ________  ________  ________  ________   __________

LOSS PER COMMON SHARE:
  Continuing operations $  (.00)  $  (.00)  $  (.01)  $  (.01)
  Operations of
    discontinued
    self-improvement
    business                  -         -         -         -
  Gain (loss) on
    disposal of
    discontinued
    operations                -         -         -         -
                        ________  ________  ________  ________
  Net Loss Per
    Common Share        $  (.00)  $  (.00)  $  (.01)  $  (.01)
                        ________  ________  ________  ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Nine     From Inception
                                           Months Ended     on October 1,
                                           September 30,    1999 Through
                                        __________________  September 30,
                                           2006     2005        2006
                                        ________  ________   __________
Cash Flows from Operating Activities:
 Net loss                               $(7,507)  $(6,272)   $(145,524)
 Adjustments to reconcile net
   loss to net cash used
   by operating activities:
  Depreciation expense                        -         -        1,714
  Impairment loss                             -         -        1,422
  Inventory markdown                          -         -        2,428
  Changes in assets and liabilities:
   (Increase) decrease in inventory           -         -       (2,428)
   Increase (decrease) in
     accounts payable                      (183)     (794)         290
   Increase in accounts
     payable - related party                525         -        2,192
   Increase in accrued interest
     payable- related party                 137       207          689
                                        ________  ________   __________
        Net Cash (Used) by
         Operating Activities            (7,028)   (6,859)    (139,217)
                                        ________  ________   __________
`
Cash Flows from Investing Activities:
 Purchase of equipment                        -         -       (3,236)
 Proceeds from sale of equipment              -         -          100
                                        ________  ________   __________
        Net Cash (Used) by
         Investing Activities                 -         -       (3,136)
                                        ________  ________   __________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock       -         -      117,000
 Payments of stock offering costs             -         -      (12,091)
 Proceeds from advances from shareholder  7,028     6,859       34,324
 Proceeds from Shareholder loans              -         -        3,120
                                        ________  ________   __________
        Net Cash Provided by
         Financing Activities             7,028     6,859      142,353
                                        ________  ________   __________

Net Increase (Decrease) in Cash               -         -            -

Cash at Beginning of Period                   -         -            -
                                        ________  ________   __________
Cash at End of Period                   $     -   $     -    $       -
                                        ________  ________   __________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $     -   $     -    $       -
   Income taxes                         $     -   $     -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the nine months ended September 30, 2006 and 2005:
        None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of September 30, 2006, a shareholder of the Company has made advances totaling $7,028 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at September 30, 2006 amounted to $137.

  Legal Services - An entity owned by an officer/shareholder of the Company provided legal services for the Company. Legal fees to the entity for the nine months ended September 30, 2006 amounted to $2,125. At September 30, 2006 the Company owed a total of $525 to the officer/shareholder.

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                          For the Three         For the Nine
                          Months Ended          Months Ended
                          September 30,         September 30,
                      ____________________   ____________________
                         2006       2005        2006      2005
                      _________  _________   _________  _________
  Loss from
   continuing
   operations
   (numerator)        $ (2,284)  $ (2,211)   $ (7,507)  $ (6,272)

  Loss from
   discontinued
   operations
   (numerator)               -          -           -          -

  Gain (loss) on
   disposal of
   discontinued
   operations
   (numerator)               -          -           -          -
                      _________  _________   _________  _________
  Loss available
   to common
   shareholders
   (numerator)        $ (2,284)  $ (2,211)   $ (7,507)  $ (6,272)
                      _________  _________   _________  _________
  Weighted average
   number of common
   shares outstanding
   for the period
   (denominator)      1,077,000  1,077,000   1,077,000  1,077,000
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

                              New Paradigm Productions, Inc.



Date:November 13, 2006             by:    /s/ Jody St. Clair
                    Jody St. Clair, President and Secretary/Treasurer