Form 10KSB
period 2006-12-31
NEW PARADIGM PRODUCTIONS INC
filed 2007-03-09
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006   Commission File No. 333-40790

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

The number of shares outstanding of the Issuer's common stock at December 31, 2006: 1,077,000

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

     (B)  BUSINESS OF COMPANY.

     New Paradigm Productions , Inc. is a company formed to produce and market meditation music and supplies. This business was not successful and operations were discontinued as of December 31, 2002.

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

     Quarter Ended                 High                Low
     March 31, 2005                .80                 .75
     June 30, 2005                 .75                 .75
     September 30, 2005            .75                 .75
     December 31, 2005             .75                 .75

     March 31, 2006                 .75                 .75
     June 30, 2006                  .75                 .75
     September 30, 2006            1.01                 .75
     December 31, 2006             1.01                1.01

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

     (B)  HOLDERS.

     As of February 9, 2007, there were about 69 record holders of the common stock.

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

Jody St. Clair   43  Since inception  President & Secretary/Treasurer

     A brief description of her background and business experience is as follows:

     Jody St. Clair serves as President, Secretary/Treasurer and Director of New Paradigm. Ms. St. Clair has conducted meditation workshops and retreats since 1991, has studied the various forms of meditation for over 15 years and has been a musician for 25 years. Ms. St. Clair has experience in retail sales of new age products. She was sole proprietor of Moonshadow Creations, begun in 1992 to sell new age products and services. As President of Desert Native

Designs, Inc. from 1994 to 1997, she was involved in making and selling drums, rattles and other products made to look similar to native artifacts or native designs of similar products, and gained experience marketing in the new age industry. From 1997 to the present, she has been teaching meditation in workshops and private counseling sessions. She used her knowledge of meditation practices and contacts with qualified musicians, technicians and artists to produce meditation music, tapes and compact discs.

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

Jody St. Clair 2006        0
CEO            2005        0
               2004        0


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

                           Title of   Amount & Nature of % of
Name and Address            Class     Beneficial OwnershipClass
Jody St. Clair             Common        45,000 shares   4.2%
2050 Ribbon Lane
SLC, Utah 84117

Lynn Dixon                 Common       482,000 shares   45%
311 S State, #460
SLC, UT 84111

Thomas G. Kimble           Common       288,000 shares   26.7%
311 S State, #440
SLC, UT 84111

All officers and           Common         45,000 shares  4.2%
directors
as a group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

CHANGES IN CONTROL

     Mr. Kimble acquired 85,000 shares of common stock from Melissa Epperson and 105,000 shares from Jody St. Clair on March 8, 2007. This increased his beneficial ownership percentage to 26.7% from 9.1%. Mr. Kimble paid $.01 per share with his personal funds.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the organization of New Paradigm, the initial shareholders contributed $5,000 cash to initially capitalize it in exchange for 900,000 shares of Common Stock.

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

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).
     (32) Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,840 for the fiscal year ended December 31, 2005 and $5,620 for the fiscal year ended December 31, 2006.

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2005 and $-0- for the fiscal year ended December 31, 2006.

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $250 for the fiscal year ended December 31, 2005 and $250 for the fiscal year ended December 31, 2006.

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2005 and $-0-for the fiscal year ended December 31, 2006.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2006

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                           PAGE

        -   Report of Independent Registered
             Public Accounting Firm   			    1


        -   Balance Sheet, December 31, 2006                2


        -   Statements of Operations, for the years
             ended December 31, 2006 and 2005
             and from inception on October 1, 1999
             through December 31, 2006                      3


        -   Statement of Stockholders' Equity (Deficit),
             from inception on October 1, 1999
             through December 31, 2006                    4 - 5


        -   Statements of Cash Flows, for the years
             ended December 31, 2006 and 2005
             and from inception on October 1, 1999
             through December 31, 2006                      6


        -   Notes to Financial Statements                 7 - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
NEW PARADIGM PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Paradigm Productions, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on October 1, 1999 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Paradigm Productions, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on October 1, 1999 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that New Paradigm Productions, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, New Paradigm Productions, Inc. has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of  the  Company  to continue as a going concern.  Management's  plans  in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C

February 20, 2007
Salt Lake City, Utah

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                     ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,545
                                                       ___________
        Total Current Liabilities                           1,545
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued and
   outstanding                                              1,077
  Capital in excess of par value                          144,984
  Deficit accumulated during the
   development stage                                    (147,606)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (1,545)
                                                      ___________
                                                       $        -
                                                     ____________

    The accompanying notes are an integral part of this financial statement.

                 	    NEW PARADIGM PRODUCTIONS, INC.
                       	    [A Development Stage Company]

                              STATEMENTS OF OPERATIONS

							       From
                                      			   Inception on
                                           For the           October 1,
                                          Year Ended 	       1999
                                         December 31,        Through
                                      ___________________  December 31,
                                         2006      2005        2006
                                      _________  ________  ____________

REVENUE                                $     -   $     -    $      -

EXPENSES:
  General and
   administrative                        9,260     7,526      30,382
                                      _________  ________  ____________

LOSS BEFORE OTHER
 INCOME (EXPENSES)       	       (9,260)   (7,526)    (30,382)

OTHER INCOME (EXPENSES):
  Interest expense                       (329)     (399)       (881)
                                      _________  ________  ____________

LOSS BEFORE INCOME TAXES               (9,589)   (7,925)    (31,263)

CURRENT TAX EXPENSE                          -         -           -

DEFERRED TAX EXPENSE                         -         -           -
                                      _________  ________  ____________

LOSS FROM CONTINUING
  OPERATIONS     	               (9,589)   (7,925)    (31,263)
                                      _________  ________  ____________

DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   self-improvement
   business (net of
   $0 in income taxes)                       -         -   (116,343)


Gain (loss) on
 disposal of
 discontinued operations
 (net of $0 in income taxes)      	     -         -           -
                                     _________  ________  ____________

LOSS FROM DISCONTINUED
  OPERATIONS                                 -         -   (116,343)
                                     _________  ________  ____________

NET LOSS                              $(9,589)  $(7,925)  $(147,606)
                                     _________  ________  ____________

LOSS PER COMMON SHARE:
 Continuing operations                $  (.01)  $  (.01)
 Operations of discontinued
  self-improvement business                  -
 Gain (loss) on disposal of
  discontinued operations                    -         -
                                     _________  ________

 Net Loss Per Common Share           $   (.01)  $  (.01)
                                     _________  ________

 The accompanying notes are an integral part of these financial statements.

			NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2006


                                                                    Deficit
                                                          Capital   Accumulated
                   Preferred Stock      Common Stock         in     During the
                    ______________  ___________________  Excess of  Development
                    Shares  Amount    Shares    Amount   Par Value    Stage
                    ______  ______  _________  ________  _________  ___________

BALANCE,
 October 1, 1999         -  $    -          -  $      -  $       -  $        -

Issuance of
 900,000 shares
 of common stock
 for cash at
 $.0056 per share,
 October 1999 	         -       -    900,000       900      4,100           -

Net loss for the
 period ended
 December 31, 1999       -       -          -         -          -      (2,653)
                    ______  ______  _________  ________  _________  ___________

BALANCE,
 December 31, 1999       -       -    900,000       900      4,100      (2,653)

Issuance of
 100,000 shares
 of common stock
 for cash at $.35
 per share,January
 and February 2000       -       -    100,000       100     34,900           -

Issuance of 77,000
 shares of common
 stock for cash
 at $1.00 per
 share, net of
 offering costs of
 $12,091, November
 and December 2000       -       -     77,000        77     64,832           -

Net loss for the
 year ended
 December 31, 2000       -       -          -         -          -     (55,530)
                    ______  ______  _________  ________  _________  ___________

BALANCE,
 December 31, 2000       -       -  1,077,000     1,077    103,832     (58,183)

Net loss for the
 year ended
 December 31, 2001       -       -          -         -          -     (42,020)
                    ______  ______  _________  ________  _________  ___________
BALANCE,
 December 31, 2001       -       -  1,077,000     1,077    103,832    (100,203)

Capital
 contribution,
 December 2002           -       -          -         -      1,667           -

Net loss for the
 year ended
 December 31, 2002       -       -          -         -          -     (16,140)
                    ______  ______  _________  ________  _________  ___________
BALANCE,
 December 31, 2002       -       -  1,077,000     1,077    105,499    (116,343)

                                [Continued]

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON OCTOBER 1, 1999

                         THROUGH DECEMBER 31, 2006

                                [Continued]

                                                                    Deficit
                                                          Capital   Accumulated
                   Preferred Stock      Common Stock         in     During the
                    ______________  ___________________  Excess of  Development
                    Shares  Amount    Shares    Amount   Par Value    Stage
                    ______  ______  _________  ________  _________  ___________

Net loss for the
 year ended
 December 31, 2003       -       -          -         -          -      (6,761)
                    ______  ______  _________  ________  _________  ___________
BALANCE,
 December 31, 2003	 -  $    -  1,077,000  $  1,077  $ 105,499  $ (123,104)

Forgiveness of
 Debt and Interest                                          21,037
 December 31, 2004

Net loss for the
 year ended
 December 31, 2004       -       -          -         -          -      (6,988)
                    ______  ______  _________  ________  _________  ___________

BALANCE,
 December 31, 2004 	 -  $    -  1,077,000  $  1,077  $ 126,536  $  (130,092)

Forgiveness of
 Debt and Interest                                           9,931
 December 31, 2005

Net loss for the
 year ended
 December 31, 2005       -       -          -         -          -      (7,925)
                    ______  ______  _________  ________  _________  ___________
BALANCE,
 December 31, 2005	 -  $    -  1,077,000  $  1,077  $ 136,467  $ (138,017)

Forgiveness of
 debt & interest
 December 31, 2006       -       -          -         -      8,517           -

Net loss for the
 year ended
 December 31, 2006       -       -          -         -          -      (9,589)
                    ______  ______  _________  ________  _________  ___________

BALANCE,
 December 31, 2006	 - $     -  1,077,000  $  1,077  $ 144,984  $ (147,606)
                    ______  ______  _________  ________  _________  ___________




    The accompanying notes are an integral part of this financial statement.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]
                         STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 For the         From Inception
                                                Year Ended       on October 1,
                                               December 31,      1999 Through
                                        _________________________December 31,
                                              2006        2005        2006
                                        ____________  ___________  _________
Cash Flows From Operating
  Net loss                              $  (9,589)   $  (7,925)   $ (147,606)
  Adjustments to reconcile net
   loss to net cash
    used by operating activities:
     Depreciation expense                        -            -         1,714
     Impairment loss                             -            -         1,422
     Inventory markdown                          -            -         2,428
     Non Cash Expense                        (329)        (399)         (881)
     Changes in assets and liabilities:
       (Increase) decrease in inventory                       -       (2,428)
       Increase (decrease) in
        accounts payable	             1,072      (2,006)         1,545
       Increase in accounts
        payable - related party                  -            -         1,667
                                       ____________  ___________  ___________

           Net Cash (Used) by
	   Operating Activities            (8,188)      (9,532)     (140,377)
                                       ____________  ___________  ___________
Cash Flows From Investing Activities
  Purchase of equipment                          -            -       (3,236)
  Proceeds from sale of equipment                -            -           100
                                       ____________  ___________  ___________
          Net Cash Provided (Used) by
	  Investing Activities        		 -            -       (3,136)
                                       ____________  ___________  ___________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock         -            -      117,000
  Payments of stock offering costs               -            -     (12,091)
  Proceeds from advances from shareholder    8,188        9,532       35,484
  Proceeds from shareholder loans                -            -        3,120
                                       ____________  ___________  ___________
          Net Cash Provided by
          Financing Activities 		     8,188        9,532      143,513
                                       ____________  ___________  ___________
Net Increase (Decrease) in Cash                  -            -            -

Cash at Beginning of Period                      -            -            -
                                       ____________  ___________  ___________
Cash at End of Period                    $       -   $        -  $         -
                                       ____________  ___________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest                            $       -   $        -  $         -
     Income taxes                        $       -   $        -  $         -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the year ended December 31, 2006:
     In December 2006, shareholders of the Company forgave advances and loans totaling $8,188 and related accrued interest of $329. Due to the related party nature of debt, the forgiveness has been accounted for as a capital contribution.

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

  Accounting Estimates - Accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

			NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", SFAS No. 157, "Fair Statement Measurements" and SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) were recently issued. SFAS No. 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to  December
  31,   2006  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2006 financial statements.

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


  The following is a summary of the results of operations of the Company's discontinued self-improvement business:

                                                          From Inception
                                            Year Ended     on October 1,
                                           December 31,    1999 Through
                                      ____________________ December 31,
                                           2006     2005        2006
                                      __________ _________ ____________
    Revenue                             $     -  $     -   $    10,356
    Cost of goods sold                        -        -       (4,516)
    Selling                                   -        -      (17,241)
    General and administrative                -        -     (103,520)
    Impairment loss                           -        -       (1,422)
				      __________ _________ ____________
    Net loss                            $     -  $     -   $ (116,343)
        			      __________ _________ ____________

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2006.

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

  During 2004, an officer of the Company forgave notes payable and accrued interest in the amount of $21,037. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt, the forgiveness has been charged to additional paid-in-capital.

  During 2005, an officer of the Company forgave advances and accrued interest in the amount of $9,931. In accordance with AICPA Technical
  Practice Aids, Practice Alert 00-1, Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt, the forgiveness has been charged to additional paid-in-capital.

  During 2006, an officer of the Company forgave advances and accrued interest in the amount of $8,518. In accordance with AICPA Technical
  Practice Aids, Practice Alert 00-1, Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt, the forgiveness has been charged to additional paid-in-capital.


NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2006, the Company has available unused operating loss carryforwards of approximately $147,000, which may be applied against future taxable income and which expire in various years through 2026.

		      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (cont.)

  The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $50,000 and $47,000 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,000 for the year ended December 31, 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Sale of Assets - In March 2003, an officer of the Company purchased the Company's entire inventory and all of the Company's property and equipment for a total of $300.

  Advance from Shareholder - During the year ended December 31, 2006, a shareholder of the Company has made advances totaling $8,188 to the Company. The advances bear interest at 10% per annum and are due on demand. Interest expense on shareholder advances for the year ending December 31, 2006 was $329. In December 2006, the shareholder forgave the advance and accrued interest (see Note 3).

  Management Compensation - On March 17, 2000, the Company entered into an agreement with an officer to pay compensation of $2,000 per month. On June 1, 2001, this compensation agreement was amended to reduce the amount of compensation down to $1,000 per month or an amount to be deemed reasonable for the amount of services provided. The Company paid $0 and $0 in salary to the officer during the years ended December 31, 2006 and 2005, respectively.

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

  Legal Services - An entity owned by an officer/shareholder of the Company provided legal services for the Company. Legal fees to the entity for the year ended December 31, 2006 amounted to $2,823.

		       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

  Accounting principles in the United States of America contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:



					     For the
                                            Year Ended
					    December 31,

					 2006         2005
                                      __________  ___________

    Loss   from  continuing
     operations  (numerator)           $ (9,589)   $ (7,925)
    Loss from discontinued
     operations (numerator)                    -	   -
    Gain (loss) on disposal
     of discontinued operations
     (numerator)                               -           -
                                      __________  ___________
      Loss  available  to
       common  shareholders
       (numerator)                     $ (9,589)   $ (7,925)
                                      __________  ___________
    Weighted average number
     of common shares outstanding
     used in loss per share
     for the period (denominator)      1,077,000   1,077,000
                                      __________  ___________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NEW PARADIGM PRODUCTIONS, INC.



By:      /s/ Jody St. Clair                  Date:   March 08, 2007
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Jody St. Clair                 Date:    March 08, 2007
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.