Form 10KSB/A
period 2006-12-31
NEW PARADIGM PRODUCTIONS INC
filed 2007-03-15
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                            FORM 10-KSB/A

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

            1987 Mill Corner Cir., Salt Lake City, UT 84106
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 808-2540

            2050 Ribbon Lane, Salt Lake City, Utah 84117
    (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.                                Yes          No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes          No

The Issuer's revenues for its most recent fiscal year.    $      0.00
The aggregate market value of the voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations. (See Item 5 herein).

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


NEW PARADIGM PRODUCTIONS, INC.



By:      /s/ Jody St. Clair                      Date:   March 8, 2007
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Jody St. Clair                      Date:    March 8, 2007
     Jody St. Clair, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.