Form 10QSB
period 2007-03-31
NEW PARADIGM PRODUCTIONS INC
filed 2007-05-11
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2007

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

The number of $.001 par value common shares outstanding at March 31, 2007:
1,077,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.



                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2007

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheet,
             March 31, 2007                                  2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2007 and
             2006 and for the period from inception on
             October 1, 1999 through March 31, 2007          3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2007
             and 2006 and for the period from inception on
             October 1, 1999 through March 31, 2007          4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 6

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                       March 31,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
         Total Current Assets                                   -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     3,850
  Advance from related party                                1,430
  Accrued interest to related party                            29
                                                      ___________
        Total Current Liabilities                           5,309
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                                          1,077
  Capital in excess of par value                          144,985
  Deficit accumulated during the
    development stage                                    (151,371)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (5,309)
                                                      ___________
                                                      $         -
                                                      ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                        For the Three       From Inception
                                         Months Ended        on October 1,
                                           March 31,         1999 Through
                                    ______________________     March 31,
                                       2007        2006          2007
                                    __________  __________  ______________
REVENUE                             $        -  $        -  $            -

EXPENSES:
  General and administrative             3,735       3,085          34,117
                                    __________  __________  ______________
LOSS FROM OPERATIONS                    (3,735)     (3,085)        (34,117)

INTEREST EXPENSE                           (29)         (7)           (910)

CURRENT TAX EXPENSE                          -           -               -

DEFERRED TAX EXPENSE                         -           -               -
                                    __________  __________  ______________
LOSS FROM CONTINUING
  OPERATIONS                            (3,764)     (3,092)        (35,027)
                                    __________  __________  ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued self-
    improvement business (net
    of $0 in income taxes)                   -           -        (116,343)
  Gain (loss) on disposal of
    discontinued operations (net
    of $0 in income taxes)                   -           -               -
                                    __________  __________  ______________
LOSS FROM DISCONTINUED
  OPERATIONS                                 -           -        (116,343)
                                    __________  __________  ______________

NET LOSS                            $   (3,764) $   (3,092) $     (151,370)
                                    __________  __________  ______________

LOSS PER COMMON SHARE:
  Continuing operations             $     (.00) $     (.00)
  Operations of discontinued
    self-improvement business                -           -
  Gain (loss) on disposal of
    discontinued operations                  -           -
                                    __________  __________
  Net Loss Per Common Share         $     (.00) $     (.00)
                                    __________  __________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Three       From Inception
                                          Months Ended        on October 1,
                                            March 31,         1999 Through
                                     ______________________     March 31,
                                        2007        2006          2007
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (3,764) $   (3,092) $     (151,370)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Depreciation expense                        -           -           1,714
  Impairment loss                             -           -           1,422
  Inventory markdown                          -           -           2,428
  Non Cash interest expense -
    related party                             -           -             881
  Changes in assets and liabilities:
   (Increase) decrease in inventory           -           -          (2,428)
   Increase (decrease) in accounts
     payable                              2,305       2,712           3,850
   Increase in accounts payable -
     related party                           29           7           1,696
                                     __________  __________  ______________
        Net Cash (Used) by
          Operating Activities           (1,430)       (373)       (141,807)
                                     __________  __________  ______________

Cash Flows from Investing Activities:
 Purchase of equipment                        -           -          (3,236)
 Proceeds from sale of equipment              -           -             100
                                     __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                -           -          (3,136)
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from issuance of common
   stock                                      -           -         117,000
 Payments of stock offering costs             -           -         (12,091)
 Proceeds from advances from
   shareholder                            1,430         373          36,914
 Proceeds from Shareholder loans              -           -           3,120
                                     __________  __________  ______________
        Net Cash Provided by
          Financing Activities            1,430         373         144,943
                                     __________  __________  ______________

Net Increase (Decrease) in Cash               -           -               -

Cash at Beginning of Period                   -           -               -
                                     __________  __________  ______________
Cash at End of Period                $        -  $        -  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                          $        -  $        -  $            -
   Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the three months ended March 31, 2007 and 2006:
        None
  The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of March 31, 2007, a shareholder of the Company has made advances totaling $1,430 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at March 31, 2007 amounted to $29.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the three months ended March 31, 2007 amounted to $1,150. At March 31, 2007 the Company owed a total of $1,150 to the shareholder.

                       NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                              For the Three
                                               Months Ended
                                                 March 31,
                                          ______________________
                                             2007        2006
                                          __________  __________
  Loss from continuing operations
    (numerator)                           $   (3,764) $   (3,092)
  Loss from discontinued
    operations (numerator)                         -           -
  Gain (loss) on disposal of
    discontinued operations
    (numerator)                                    -           -
                                          __________  __________
  Loss available to common
    shareholders (numerator)              $   (3,764) $   (3,092)
                                          __________  __________
  Weighted average number of
    common shares outstanding
    for the period (denominator)           1,077,000   1,077,000
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

                              New Paradigm Productions, Inc.



Date:    May 11, 2007         by:        /s/ Jody St. Clair
                         Jody St. Clair, President and Secretary/Treasurer