Form 10QSB
period 2007-06-30
NEW PARADIGM PRODUCTIONS INC
filed 2007-08-14
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2007

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

The number of $.001 par value common shares outstanding at June 30, 2007:
1,077,000

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

                               JUNE 30, 2007

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheet,
             June 30, 2007                                   2


        -   Unaudited Condensed Statements of Operations,
             for the three  and six months ended June 30,
             2007 and 2006 and for the period from
             inception on October 1, 1999 through June
             30, 2007                                        3


        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2007 and
             2006 and for the period from inception on
             October 1, 1999 through June 30, 2007           4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 6

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                        June 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
         Total Current Assets                                   -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Advance from related party                          $     7,080
  Accrued interest to related party                           143
                                                      ___________
        Total Current Liabilities                           7,223
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   1,077,000 shares issued
   and outstanding                                          1,077
  Capital in excess of par value                          144,984
  Deficit accumulated during the
    development stage                                    (153,284)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (7,223)
                                                      ___________
                                                      $         -
                                                      ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                             For the Three      For the Six    From Inception
                              Months Ended      Months Ended    on October 1,
                                June 30,          June 30,      1999, Through
                           _________________ _________________    June 30,
                             2007     2006     2007     2006        2007
                           ________ ________ ________ ________ ______________
REVENUE                    $      - $      - $      - $      - $            -

EXPENSES:
  General and
   administrative             1,800    2,095    5,535    5,180         35,917
                           ________ ________ ________ ________ ______________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                  (1,800)  (2,095)  (5,535)  (5,180)       (35,917)

OTHER INCOME (EXPENSE):
  Interest Expense            (114)     (36)    (143)     (43)        (1,024)
                           ________ ________ ________ ________ ______________
LOSS BEFORE INCOME TAXES    (1,914)  (2,131)  (5,678)  (5,223)       (36,941)

CURRENT TAX EXPENSE               -        -        -        -              -

DEFERRED TAX EXPENSE              -        -        -        -              -
                           ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
OPERATIONS                  (1,914)  (2,131)  (5,678)  (5,223)       (36,941)
                           ________ ________ ________ ________ ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued self
   improvement business
   net of $0 in income
   taxes)                         -        -        -        -      (116,343)
  Gain (loss) on disposal
   of discontinued
   operations (net of $0
   in income taxes)               -        -        -        -              -
                           ________ ________ ________ ________ ______________
LOSS FROM DISCONTINUED
OPERATIONS                        -        -        -        -      (116,343)
                           ________ ________ ________ ________ ______________
NET LOSS                   $(1,914) $(2,131) $(5,678) $(5,223) $    (153,284)
                           ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE:
  Continuing operations       (.00)    (.00)    (.01)    (.00)
  Operations of
   discontinued self
   improvement business           -        -        -        -
  Gain (loss) on disposal
   of discontinued
   operations                     -        -        -        -
                           ________ ________ ________ ________
  Net Loss Per Common
   Share                   $  (.00) $  (.00) $  (.01) $  (.00)
                           ________ ________ ________ ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Six        From Inception
                                           Months Ended        on October 1,
                                             June 30,          1999 Through
                                      ______________________     June 30,
                                         2007        2006          2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (5,678) $   (5,223) $     (153,284)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Depreciation expense                         -           -           1,714
  Impairment loss                              -           -           1,422
  Inventory markdown                           -           -           2,428
  Non Cash interest expense -
    related party                              -           -             881
  Changes in assets and liabilities:
   (Increase) decrease in inventory            -           -          (2,428)
   Increase (decrease) in accounts
     payable                              (1,545)      3,322               -
   Increase in accrued interest -
     related party                           143          43           1,810
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (7,080)     (1,858)       (147,457)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Purchase of equipment                         -           -          (3,236)
 Proceeds from sale of equipment               -           -             100
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -          (3,136)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from issuance of common
   stock                                       -           -         117,000
 Payments of stock offering costs              -           -         (12,091)
 Proceeds from advances from
   shareholder                             7,080       1,858          42,564
 Proceeds from Shareholder loans               -           -           3,120
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities             7,080       1,858         150,593
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -           -               -

Cash at Beginning of Period                    -           -               -
                                      __________  __________  ______________
Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $        -  $        -  $            -
   Income taxes                       $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the six months ended June 30, 2007 and 2006:
        None
  The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of June 30, 2007, a shareholder of the Company has made advances totaling $7,080 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at June 30, 2007 amounted to $143.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the six months ended June 30, 2007 amounted to $1,150.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                  For the Three            For the Six
                                   Months Ended            Months Ended
                                     June 30,                June 30,
                              ______________________  ______________________
                                 2007        2006        2007        2006
                              __________  __________  __________  __________
  Income (loss) from
   continuing  operations
   (numerator)                $   (1,914) $   (2,131) $   (5,678) $   (5,223)
  Income (loss) from
   discontinued operations
   (numerator)                         -           -           -           -
  Income (loss) from
   cumulative effect of
   change in accounting
   principle                           -           -           -           -
                              __________  __________  __________  __________
  Income (loss) available
   to common shareholders
   (numerator)                $   (1,914) $   (2,131) $   (5,678) $   (5,223)
                              __________  __________  __________  __________

  Weighted average number of
   common shares outstanding
   used in loss per share for
   the period (denominator)    1,077,000   1,077,000   1,077,000   1,077,000
                              __________  __________  __________  __________
  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

                              New Paradigm Productions, Inc.



Date: August 13, 2007              by:        /s/ Jody St. Clair
                              Jody St. Clair, President & Sec/Treas