Form 10QSB
period 2007-09-30
NEW PARADIGM PRODUCTIONS INC
filed 2007-11-02
CIK 1099977

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2007

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

                12890 HILLTOP ROAD, ARGYLE, TX 76226
               (Address of principal executive offices)

                            (972) 233-0300
         (Registrant's telephone number, including area code)

            311 SOUTH STATE ST. #460, SALT LAKE CITY, UTAH 84111
    (Former name or former address, if changed since last report.)

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

The number of $.001 par value common shares outstanding at September 30, 2007:
1,148,800

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

                            SEPTEMBER 30, 2007

                      NEW PARADIGM PRODUCTIONS, INC.
                    [A Development Stage Company]




                                 CONTENTS

                                                              PAGE

        -    Unaudited Condensed Balance Sheet,
             September 30, 2007                                 2


        -    Unaudited Condensed Statements of Operations,
            for the three  and nine months ended September
            30, 2007 and 2006 and for the period from
            inception on October 1, 1999 through
            September 30, 2007                                  3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2007
             and 2006 and for the period from inception on
             October 1, 1999 through September 30, 2007         4


        -  Notes to Unaudited Condensed Financial Statements  5 - 7

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                     September 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    7,972
                                                      ___________
         Total Current Assets                               7,972
                                                      ___________
                                                       $    7,972
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $        -
                                                       ___________
        Total Current Liabilities                               -
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,148,800 shares issued
   and outstanding                                          1,149
  Capital in excess of par value                          162,739
  Deficit accumulated during the
    development stage                                   (155,916)
                                                      ___________
        Total Stockholders' Equity (Deficit)                7,972
                                                      ___________
                                                       $    7,972
                                                      ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three    For the Nine  From Inception
                             Months Ended    Months Ended  on October 1,
                            September 30,    September 30,  1999, Through
                           ______________    ______________ September 30,
                             2007    2006     2007    2006     2007
                           ________  ______  ______  ______  _______
REVENUE                     $     -  $    -  $    -  $    -  $     -

EXPENSES:
  General and administrative  2,450   2,190   7,985   7,370   38,368
                           _________ _______ _______ ______  ________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                   (2,450) (2,190) (7,985) (7,370) (38,368)

OTHER INCOME (EXPENSE):
  Interest Expense             (181)    (94)   (324)   (137)  (1,205)
                           _________ _______ _______ _______  _______
LOSS BEFORE INCOME TAXES     (2,631) (2,284) (8,309) (7,507) (39,573)

CURRENT TAX EXPENSE               -       -       -      -          -

DEFERRED TAX EXPENSE              -       -       -      -          -
                           ________  _______ ______  _______  _______
LOSS FROM CONTINUING
OPERATIONS                   (2,631) (2,284) (8,309) (7,507)  (39,573)
                           _________ _______ ______  _______  ________
DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   self improvement business
   net of $0 in income taxes)     -       -       -       -   (116,343)
   Gain (loss) on disposal of
    discontinued operations
    (net of
    $0 in income taxes)           -       -       -       -          -
                           _________  ______ _______  _______  ________
LOSS FROM DISCONTINUED
OPERATIONS                        -       -       -       -    (116,343)
                           _________  ______ _______  ________  ________
NET LOSS                    $(2,631) $(2,284) $(8,309)$(7,507) $(155,916)
                           ________  _______  ______  ________  _______
LOSS PER COMMON SHARE:
  Continuing operations        (.01)   (.02)  (.05)   (.05)
  Operations of discontinued
   self improvement
   business                       -      -       -      -
  Gain (loss) on disposal of
   discontinued operations        -      -       -      -
                           _________  _______  ______  ______
  Net Loss Per Common Share $  (.01)   $(.02)  $(.05) $(.05)
                           ________  ________  ______  ______

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Nine      From Inception
                                          Months Ended       on October 1,
                                         September 30,       1999 Through
                                        ___________________   September 30,
                                           2007     2006         2007
                                        ________  __________  _________
Cash Flows from Operating Activities:
 Net loss                              $ (8,309)  $(7,507)   $(155,916)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
  Depreciation expense                         -        -      1,714
  Impairment loss                              -        -      1,422
  Inventory markdown                           -        -      2,428
  Non Cash interest
   expense - related party                     -        -        881
  Changes in assets and liabilities:
   (Increase) decrease in inventory            -        -     (2,428)
   Increase (decrease) in
     accounts payable                     (1,545)    (183)         -
   Increase in accounts
     payable - related party-                525        -
   Increase in accrued
     interest - related party                324      137      1,992
                                        _________  _______  ___________
        Net Cash (Used)
         by Operating Activities          (9,530)  (7,028)  (149,907)
                                        _________  _______  _________

Cash Flows from Investing Activities:
 Purchase of equipment                         -        -     (3,236)
 Proceeds from sale of equipment               -        -        100
                                        _________  _______  ________
        Net Cash (Used)
         by Investing Activities               -        -     (3,136)
                                        _________  _______  _________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock  400,000        -     517,000
 Payment of dividend                    (392,028)       -    (392,028)
 Payments of stock offering costs              -        -     (12,091)
 Proceeds from advances from shareholder   9,530    7,028      45,014
 Proceeds from Shareholder loans               -        -       3,120
                                        ________  ________  __________
        Net Cash Provided
         by Financing Activities          17,502    7,028     161,015
                                        ________  ________  _________

Net Increase (Decrease) in Cash            7,972        -       7,972

Cash at Beginning of Period                    -        -           -
                                        ________  ________  _________
Cash at End of Period                    $ 7,972  $     -   $   7,972
                                        ________  ________  _________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                              $    -    $    -    $      -
   Income taxes                          $    -    $    -    $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the nine months ended September 30, 2007:

     In September 2007, related parties forgave advances totaling $9,530 and accrued interest of $324

 For the nine months ended September 30, 2006:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

  Reverse Stock Split - On September 25, 2007, the Company affected a 7.5-to-1 reverse stock split of the outstanding common stock. The accompanying financial statements have been restated to reflect the reverse stock split for all periods presented.

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

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of September 30, 2007, a shareholder of the Company has made advances totaling $9,530 to the Company. The advances bear interest at 10% per annum and are due on demand. At September 24, 2007, the shareholder forgave all advances and accrued interest expense of $324. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the nine months ended September 30, 2007 amounted to $1,675.

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                        For the Three      For the Nine
                         Months Ended      Months Ended
                        September 30,     September 30,
                        ________________  _________________
                         2007     2006     2007    2006
                        ________ _______  ________ ________
  Income (loss)
  from continuing
  operations (numerator)$(2,631) $(2,284) $(8,309) $(7,507)

  Income (loss)
  from discontinued
  operations (numerator)   -        -       -        -

  Income (loss) from
  cumulative  effect
  of change in
  accounting principle     -        -        -         -
                        ________ _______  ________ ________
  Income (loss)
  available to
  common shareholders
  (numerator)           $(2,631) $(2,284) $(8,309) $(7,507)
                        ________ _______  ________ ________

  Weighted average
  number of
  common shares
  outstanding
  used in loss per
  share for the
  period (denominator)  198,230  143,600  162,010   143,600
                        ________ _______  ________ ________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                      NEW PARADIGM PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - ISSUANCE OF COMMON SHARES, CHANGE OF CONTROL AND DIVIDEND

On September 13, 2007 the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser") pursuant to which the Company agreed to sell to Purchaser 1,005,200 unregistered post-reverse shares of the Company's common stock for $400,000. The transactions contemplated in the Agreement closed on September 25, 2007, and all matters described therein have been consummated. The Company effectuated a 7.5 to 1 reverse stock split of its issued and outstanding shares of the common stock effective on September 25, 2007, but prior to the issuance of the shares to the Purchaser.

After giving effect to the reverse stock split, the Purchaser holds 1,005,200 shares or 87.5% of the 1,148,800 shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock Purchase Agreement has resulted in a change of control of the Company.

The Stock Purchase Agreement also required the Company's Board of Directors to declare and pay a special cash dividend of $2.73 per-split share to the record shareholders of the Company at September 24, 2007. The Purchaser did not participate in such dividend. The dividend was paid on September 25, 2007. The dividend was payable to the Company's shareholders of record on September 24, 2007, holding 143,600 shares of its common stock which resulted in a total dividend distribution of $392,028. The funds for the dividend came from the $400,000 proceeds of the sale of common stock described herein.

Richard Crimmins, as a designee of Purchaser, was elected as the sole director and as the President, CEO, CFO, COO and Secretary-Treasurer of the Company replacing Jody St. Clair effective September 25, 2007.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the period covered by this report, Forms 8-K were timely filed, dated September 13, 2007, to disclose entry into a material definitive agreement, and dated September 25, 2007, to disclose the unregistered sale of securities and changes in control, as described below. The Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), pursuant to which it agreed to sell Purchaser 1,005,200 unregistered post-reverse shares of the Company's common stock for $400,000. This agreement has now closed and all transactions and matters described therein have been consummated. The Company effectuated a 7.5 to 1 reverse stock split of its issued and outstanding shares of the common stock effective on September 25, 2007, but prior to the issuance of the shares to the Purchaser.

     After giving effect to the reverse stock split, the Purchaser holds 1,005,200 shares or 87.5% of the 1,148,800 shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock Purchase Agreement has resulted in a change of control of the Company.

     The subject shares were sold to Purchaser without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation, the Purchaser acknowledged that it was purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificate representing the shares was imprinted with a restricted stock legend indicating that the shares had not been registered and could not be resold without registration under the Securities Act or the availability of an exemption from the registration requirements thereof.

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

ITEM 5.  OTHER INFORMATION

     After giving effect to the 7.5 to 1 reverse stock split which was effective with the opening of business on September 25, 2007, the Purchaser holds 1,005,200 shares or 87.5% of the 1,148,800 shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock Purchase Agreement has resulted in a change of control of the Company.

     Richard Crimmins, as a designee of Purchaser, was elected as the sole director and as the President, CEO, CFO, COO and Secretary-Treasurer of the Company replacing Jody St. Clair effective September 25, 2007.

The Stock Purchase Agreement also required the Company's Board of Directors to declare and pay a special cash dividend of $0.364 per pre-split share to the record shareholders of the Company at September 24, 2007. The Purchaser did not participate in such dividend. The dividend was paid on September 25, 2007. The dividend was payable to the Company's shareholders of record on September 24, 2007, holding 1,077,000 pre split shares of its common stock which resulted in a total dividend distribution of $392,028. The funds for the dividend came from the $400,000 proceeds of the sale of common stock described herein.

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

                         New Paradigm Productions, Inc.



Date: November 2, 2007   by:        /s/ Richard Crimmins
                         Richard Crimmins, President CEO, CFO, COO and
                         Secretary/Treasurer