Form 10-K
period 2007-12-31
CHINA MARINE FOOD GROUP LTD
filed 2008-04-01
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-40790

CHINA MARINE FOOD GROUP LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	87-0640467
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Da Bao Industrial Zone, Shishi City
Fujian, China
362700
(Address of principal executive offices)

86-595-8898-7588
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ࿠ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $53,850,351.92 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of March 24, 2008, there were 22,972,301 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

China Marine Food Group Limited

FORM 10-K

For the Year Ended December 31, 2007

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A:. Risk Factors and PART II. ITEM 6 "Management's Discussion and Analysis or Plan of Operation" included herein.

PART I.

ITEM 1.  Business

BUSINESS DEVELOPMENT & ORGANIZATION WITHIN LAST FIVE YEARS

Overview

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Nice Enterprise Trading H.K. Co., Ltd. (“Nice Enterprise”), and its subsidiaries - Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (“Jixiang”) and Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”). We engage in the business of processing, distribution and sale of processed seafood products, as well as the sale of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

Our Corporate Structure

Our Corporate History

We were incorporated in the State of Nevada on October 1, 1999 under the name New Paradigm Productions, Inc. to engage in the production and marketing of meditation music and related supplies.

Starting January 1, 2000, we commenced a private placement of our common stock in reliance upon an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. We offered 100,000 shares of our common stock at $.35 per share to certain accredited investors. The offering closed in March 2000 and we raised gross proceeds in the amount of $35,000. As a result of the offering~~,~~ our issued and outstanding common stock increased from 900,000 shares to 1,000,000 shares.

On July 5, 2000, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission or the SEC under the Securities Act, to register shares of our common stock (Registration Statement No. 333-40790). The registration statement was declared effective on October 26, 2000. We sold 77,000 shares of our common stock pursuant to registration statement, raising a total of $77,000 in gross proceeds. As a result of the offering, our issued and outstanding common stock increased to 1,077,000 shares.

On September 13, 2007, we entered into a Stock Purchase Agreement (“SPA”) with Halter Financial Investments, L.P., a Texas limited partnership (“HFI”) pursuant to which we agreed to sell to HFI, 1,005,200 shares of our post reverse stock-split common stock for $400,000. After consummation of the transaction, HFI became the holder of 1,005,200 shares of our common stock, or 87.5% of the 1,148,826 shares of our then outstanding common stock. In addition, the terms of the SPA required us to declare and pay a special cash dividend of $0.364 per post stock-split share to our shareholders of record as of September 12, 2007. Stockholders holding a total of 1,077,000 shares received a special cash dividend in the total amount of $392,028 which amount was funded with proceeds from the stock sale. Effective on September 25, 2007, we effectuated a 7.5 to 1 reverse stock split and increased our authorized shares of common stock to 100,000,000.

Upon the closing of the HFI transaction, Jody St. Clair resigned as our sole director and executive officer and in anticipation of her resignation, she appointed Richard Crimmins as our sole director, President, Secretary-Treasurer, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

We discontinued our principal operations as of December 2002 and have been, until our reverse acquisition with Nice Enterprise on November 17, 2007 described below, investigating potential acquisitions or opportunities.

Acquisition of Nice Enterprise and Related Financing

On November 17, 2007, we completed a reverse acquisition transaction with Nice Enterprise through a share exchange with Nice Enterprise’s former stockholders. Pursuant to the share exchange agreement, the shareholders of Nice Enterprise exchanged 100% of their outstanding capital stock in Nice Enterprise for approximately 15,624,034 shares of our common stock, or approximately 93.15% shares of our outstanding common stock after the share exchange. In connection with the share exchange, a majority of our shareholders of record as of November 16, 2007 approved a resolution by our board of directors to change our name from New Paradigm Productions, Inc. to China Marine Food Group Limited. The name change became effective on January 9, 2008 upon the filing of a Certificate of Amendment to our Amended Articles of Incorporation with the State of Nevada on the twentieth day following the mailing of a Definitive Information Statement to our shareholders. Concurrently with the closing of the reverse acquisition on November 17, 2007, we completed a private placement of our securities to certain accredited investors who subscribed for units consisting one share of common stock and a warrant to purchase one-fifth of one share of our common stock. The investors subscribed for aggregate of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of our common stock at $3.214 per unit. The units were offered and sold pursuant to exemptions from registration under the Securities Act, including without limitation, Regulation D and Regulation S promulgated under the Securities Act. Each warrant issued to the investors has a term of three years and is exercisable at any time for a price equal to $4.1782 in cash or on a cashless exercise basis.

In connection with the private placement, our principal stockholder, Pengfei Liu, entered into a make good agreement pursuant to which Mr. Liu agreed, subject to certain conditions discussed below, to place into an escrow account, 6,199,441 shares of common stock of the Company he beneficially owns. If we do not generate net income of $10.549 million for the fiscal year ending December 31, 2008 and $14.268 million for the fiscal year ending December 31, 2009, the shares held in escrow will be transferred to the private placement investors, on a pro rata basis in accordance with the following formula: If the 2008 net income threshold is not achieved then an amount of shares equal to (($10.549 million - 2008 adjusted net income)/$10.549 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. If the 2009 net income threshold is not achieved then an amount of shares equal to (($14.268 million - 2009 adjusted net income)/$14.268 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. In the event that the net income for 2008 and 2009 meet the minimum net income thresholds for those respective years, then no transfer of the escrowed shares shall be made to the private placement investors and the shares will then be returned to Mr. Liu.

Additionally, upon the close of the reverse acquisition, Richard Crimmins, our sole director, submitted his resignation letter pursuant to which he resigned from all offices of the Company he holds which resignations will become effective immediately. Mr. Liu replaced him as our Chief Executive Officer and Interim Secretary effective on the close of the reverse acquisition. Prior to the effective date of the reverse acquisition, Mr. Liu served at Nice Enterprise as its Chief Executive Officer.

On January 11, 2008 we filed a request with the National Association of Securities Dealers (NASD) to change its name and symbol. Our new trading symbol is CMFO. The change of name and new symbol became effective on January 22, 2008.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Nice Enterprise as the acquirer and China Marine Food Group Limited as the acquired party.

Background History of Nice Enterprise

Prior to the establishment of Mingxiang, Pengfei Liu, our founder, Executive Chairman and CEO of our Company, was engaged in the trading of marine catch from 1983 to 1994, where he bought marine catch from local suppliers and sold them to seafood traders in other regions such as Zhejiang Province.

In March 1994, Pengfei Liu, through his company Shishi City Xiangzhi Dabao Seafood Processing Factory, entered into a joint venture with Zhoushan Fishery Processing Factory to establish Mingxiang, to engage in the processing and sale of seafood products. Mingxiang established its place of business close to Xiangzhi (Shishi) Port, which is one of the largest fishing ports in the Fujian Province, occupying premises with a land area of about 3,300 sq.m. Mingxiang then commenced business as a small enterprise processing and supplying roasted file fish to customers in Fujian and Zhejiang Provinces.

Our business grew steadily between 1994 and 1997. In 1997, to protect the goodwill that had been built up for our products sold under our “Mingxiang (明祥)” brand; we registered the “Mingxiang” brand in the PRC as a trademark. The trademark covers marine food products such as dried fish slices, roasted shelled prawns and shredded squid.

In 1998, we added shredded roasted squid to our range of products and expanded our production facilities to occupy a land area of about 8,000 sq.m. At that time, we employed about 40 employees. We also commenced the construction of cold storage facilities occupying a land area of about 2,000 sq.m. and with a storage capacity of 1,000 tons.

In 1999, we completed the construction of our cold storage facilities. The new cold storage facilities increased the shelf-life of and enabled the prolonged storage of the raw materials, works-in-progress and finished products of our processed seafood products. With the cold storage facilities, we became less susceptible to seasonal fluctuations in market demand and supply of raw materials and products. This significantly increased our processed seafood production capacity.

In 2000, we expanded our product range to include roasted prawns. We also acquired an additional land of about 7,300 sq.m. at our business premises to build additional production facilities as well as office and staff dormitory facilities.

Through a series of equity transfers agreements from 1996, Mr. Liu and his spouse Yazuo Qiu acquired full control of Mingxiang in 2001. With the change in shareholder’s control and the expanded scope of business to include export activities, we obtained a new business license for Mingxiang on April 9, 2001. In the same year, we obtained an import-export license from the Fujian Province International Trade Cooperation Bureau. We believe we were one of the first domestic companies in the processed seafood industry in Quanzhou City, Fujian Province to obtain this license. This was a significant milestone in our history as the license allowed us to export these products to foreign markets. In the same year, we commenced the export of our processed seafood products to Japan.

We also established Jixiang in 2001. Jixiang is our property-holding company, and owns the building ownership rights to all our properties save for two properties which are owned by Mingxiang.

All our land use rights and properties, including production plant, cold storage facility, office tower and staff dormitory, are managed by these two property holding companies, Mingxiang and Jixiang. In particular, Mingxiang is responsible for the rental income related to the collection on the 33 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on 1-year lease term. The operations of these two property holding companies are solely property management.

In 2002, our “Mingxiang” brand was recognised as a “Fujian Province Famous Brand”. In June of the same year, we commenced our marine catch business, through the chartering of two fishing vessels with an aggregate net tonnage of 44 tons.

In 2003, we commenced the export of our dried processed seafood products to the Russian market. In May 2004, Nice Enterprise Trading H.K. Co., Ltd., a company incorporated in Hong Kong and wholly-owned by Pengfei Liu, established Rixiang, a limited liability company with a registered capital of US$1,000,000. Rixiang carried on the main businesses of processing and storage of marine food and marine catch. Since January 2005, Rixiang has been the operating subsidiary of our Company.

In 2003, we also completed the construction of additional cold storage facilities. The new cold storage facilities increased our cold storage capacity from 1,000 tons to 2,020 tons.

We also started selling frozen processed seafood products, which include frozen whole squids and fishes in 2003. Since then, our frozen processed seafood product range has expanded to include readily consumable products, including squid rings and slices and octopus cuts and slices.

In 2003 and 2004, the processing of our frozen seafood products involved only basic processing (such as cleaning, washing, sorting and packing). From 2005, our frozen processed seafood products processes shifted to more advanced processing as we observed a growing market in processed seafood products such as squid slice, octopus cuts, octopus slices and squid rings.

In April 2006, our subsidiary Rixiang entered into a memorandum of understanding for research and development collaboration with the Ocean University of China in order to further develop our product development capabilities.

We have grown from a domestic market-oriented seafood enterprise with over 80 employees in 2003 into a medium-sized nationwide seafood enterprise with advanced processing facilities and equipment, and more than 600 employees in 2007. Our employees currently include 8 research and development staff. We also retain two marine products specialists from Japan to provide consultancy services.

OUR PRINCIPAL PRODUCTS AND THE MARKET

We are a seafood producer engaged in the processing, distribution and sale of processed seafood products under our “Mingxiang” brand, as well as the sale of marine catch.

Our business philosophy may be summarized in the following phrase:

“To achieve benefits through innovation and to develop new markets through branding”

Our dried processed seafood products are predominantly sold under our registered trademark, the “Mingxiang (明祥)” brand. These products are sold to over 30 distributors in various provinces in the PRC such as Fujian, Guangdong, Jiangsu, Shandong and Zhejiang and in turn sub-distributed to about 1,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. Our frozen processed seafood products are sold to both domestic and overseas customers. Our marine catch is sold to customers in Fujian and Shandong Provinces, some of whom directly export the marine catch to Japan, South Korea and Taiwan.

Our business premises are located close to Xiangzhi (Shishi) Port, the largest fishing port in Fujian Province and one of the state-level fishing port centres. We have also been designated as a state base for the quality control testing of marine products in Fujian Province.

Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

Processed Seafood Products

Using a combination of Japanese traditional seafood processing methods and modern scientific seafood processing techniques, our product development efforts during the period under review have yielded 18 processed seafood products comprising dried seafood products such as roasted squid, roasted file fish, roasted prawns, shredded roasted squid and smoked eel as well as frozen processed seafood products. Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, occupying a total land area of 17,600 sq.m. This includes cold storage facilities with a total storage capacity of 2,020 tons. We have five production lines for the processing of our roasted file fish, roasted prawns, shredded roasted squid, roasted squid and smoked seafood products.

We have established sales networks in various large and medium sized cities in the PRC and our export markets, such as Japan and Russia. We believe our products are sold by some of our distributors to end-consumers in South Korea, Taiwan and Ukraine. Our dried processed seafood products are mainly sold in supermarkets in Fujian and Zhejiang Provinces and their surrounding areas, and through our sales network of over 30 distributors, each of whom has its own sales network and is authorized by us to distribute our products exclusively in a specific vicinity.

Our sales to domestic and foreign markets for the fiscal years ended December 31, 2007, 2006 and 2005 are set out below:

	Year ended December 31,
Dried Processed Seafood Products	2007	2006	2005
	(%)	(%)	(%)
PRC sales	99.3	98.8	93.2

Export sales (1)	0.7	1.2	6.8

Notes:
(1) The decrease in export sales was mainly due to our increased marketing efforts in the PRC, which resulted in higher domestic sales.

	Year ended December 31,
Frozen Processed Seafood Products	2007	2006	2005
	(%)	(%)	(%)
PRC sales (1)	100.0	97.3	96.4

Export sales (2)	0.0	2.7	3.6

Notes:

(1) These comprise sales to local distributors made on an ad hoc basis.

(2) These comprise sales to foreign distributors.

Our dried processed seafood products are predominantly sold under our registered trademark, the “Mingxiang” brand.

A portion of our frozen processed seafood products are consumed directly by end-consumers with little or no additional processing. All our dried and frozen processed seafood products are manufactured free of preservatives. We use ingredients such as sugar, salt and spices in the production of our dried processed seafood products. The raw materials for our processed seafood products are obtained through fresh marine catch and not from seafood breeding farms.

We have obtained the “Green Food” awards in respect of our roasted file fish, frozen fish, roasted king prawns and shredded squid. We are committed to the highest standards of quality control in the production of our processed seafood products, as evidenced by our ISO9001, ISO14001, HACCP certification and the EU export registration.

Our credit-worthiness, quality and processed seafood products have received considerable acknowledgement and favorable feedback from the public. Please refer to the section “Awards and Certification” on Page 16 for further details of the awards and certifications that we have received.

Today, our products are exported to many countries including Japan, Russia and Ukraine. We are a State-designated base for quality assurance testing of marine products. Please see the section “Quality Assurance” on Page 28 for more details.

Marine Catch

We engage in the sale of marine catch. We work with local fishermen and charter six fishing vessels with an aggregate net tonnage of 256 tons, to harvest marine catch from the East China Sea and the Taiwan Strait. Our marine catch is harvested from the deep seas and is not bred through aquaculture.

The vessels are usually chartered for three-year periods, and the charter rates are dependent on the size of the vessels. Typically, the annual rental of our vessels ranges from approximately $104,000 to $156,000. Such rentals are paid quarterly in cash and within ten days from the commencement of the rental period. During the term of the agreements, we bear the costs of fuel, fishing equipment and facilities, wages of the crew and other expenses, whilst the vessel owners are responsible for ensuring the seaworthiness of the vessels and the validity of the permits and licenses for the undertaking of fishing operations.

The marine catch is sold to seafood traders in Fujian and Shandong Provinces, the PRC, some of whom directly export the marine catch to Japan, South Korea, and Taiwan. To preserve the freshness of the marine catch sold to our customers, we constantly pack the harvested marine catch in ice and endeavor to deliver the marine catch to our customers within the shortest time practicable. Upon the return of the vessels to Xiangzhi (Shishi) Port, a small proportion of the marine catch is sold to our customers at Xiangzhi (Shishi) Port itself, and the rest is transported back to our business premises at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province for further sorting and packing. Thereafter, most of our marine catch is collected by our customers at our business premises, and a small proportion is transported to our customers at their respective destinations. Please refer to the section “Production Facilities and Processes” on Page 12 for further details as to the fishing operations conducted for the sale of our marine catch.

Due to the nature of the fishing operations, the size of a customer’s order typically depends on the volume of marine catch that the fishing vessels harvest in a fishing trip. A customer therefore typically places an order only after receiving information as to the volume of marine catch harvested in a fishing trip. Our marine catch is priced based on market price, fishing yield and seasonality. We are of the view that these factors do not cause substantial fluctuations in the prices of our marine catch.

Our Products

Our products can be divided into two main categories, namely (1) processed seafood products; and (2) marine catch. All of our production is undertaken by our subsidiary, Rixiang.

The following table sets out some of our main products, as well as the main markets in which they are sold:

Processed Seafood		Main Markets
Products	Products / Species	Markets in the PRC	Foreign Markets
(a) Dried processed seafood products	Roasted file fish, shredded roasted squid, roasted squid, smoked eel, roasted prawn, Jingdu roasted fish	Hangzhou, Ningbo, Taizhou, Wenzhou and Ruian Cities in Zhejiang Province	Japan, Russia and Ukraine

Shishi, Quanzhou, Xiamen, Fuzhou and Zhangzhou Cities in Fujian Province

Qingdao City, Shandong Province

(b) Frozen processed seafood products	Cuttlefish, octopus, pomfret, shelled prawns,sliced squid	Qingdao City, Shandong Province (for sale in South Korea)	Japan

Shishi City, Fujian Province (for sale in Taiwan)

Marine Catch	Cuttlefish (Sepia esculenta), hairtail fish (Trichiurus japonicus), Japanese butter fish (Psenepis Anomala), squid (Loligo bleekeri)	Shishi City, Fujian Province (for sale in Taiwan)	-

Qingdao City, Shandong Province (for sale in South Korea and Japan)

Processed Seafood Products

We purchase fresh seafood, the primary ingredient from which our dried and frozen processed seafood products are manufactured, from fishermen and traders. Our raw materials are stored in cold storage facilities located at our production facilities. The production processes of our dried and frozen processed seafood products are described in further detail under the section “Production Facilities and Process” on Page 12.

Dried Processed Seafood Products

Roasted file fish	Roasted squid	Roasted prawn	Smoked eel

The main dried processed seafood products manufactured by us are roasted file fish, shredded roasted squid, roasted squid, smoked eel and roasted prawn.

The ingredients used in the production of our dried processed seafood products are fresh seafood (such as fish, prawns and cuttlefish), natural flavoring, sugar, salt and spices.

Frozen Processed Seafood Products

Pomfret	Octopus	Shelled prawns	Sliced squid

Our frozen processed seafood products comprise cuttlefish, octopus, pomfret, shelled prawns and sliced squid. Some of our frozen seafood products (such as cuttlefish and squid) are packaged and can be consumed without additional processing. Our other frozen processed seafood products are intermediate products sold to our customers for further processing before sale to the end-consumer. Our frozen processed seafood products are mainly exported to Japan and South Korea directly or through our customers.

Marine Catch

The principal species of marine catch harvested in the East China Sea and Taiwan Strait and sold by our Company are as follows:

Cuttlefish (Sepia esculenta)

Cuttlefish is commonly found in the East China Sea and the Taiwan Strait. Cuttlefish is often processed and sold as fresh sushi and snacks.

Hairtail Fish (Trichiurus japonicus)

Hairtail fish, usually found in the East China Sea and the Taiwan Strait, is one of the best-selling marine catch in the PRC. It is a regular dish for home working and fine-dining restaurants

Japanese Butter Fish (Psenepis Anomala)

Japanese butter fish is usually found in the East China Sea and the Taiwan Strait between September and November every year.

Squid (Loligo bleekeri)

Squids are commonly found in the seas of the Taiwan Strait. Squid contains many nutrients such as proteins, fats, carbohydrate, calcium and phosphorus. Its fine taste and springy texture makes the squid a popular food with consumers.

Production Facilities and Process

The production of our dried and frozen processed seafood products is carried out at our production facilities in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province. As at December 31, 2007, we own five production lines for the manufacture of dried processed seafood products and one production line for the manufacture of frozen processed seafood products. Maximum annual production capacities of our production lines are about 4,300 tons of dried processed seafood products and 360 tons of frozen processed seafood. We also own cold storage facilities with cold storage capacity of 2,020 tons.

We place great emphasis on quality assurance at every stage of our production process and have clearly defined procedures to manufacture products of consistently high quality. Please refer to the section “Quality Assurance” on Page 28 for more details.

Dried Processed Seafood Products

The key stages of our production process for our dried processed seafood products are as follows:

1.
Receiving and storing raw and packaging materials. All raw materials undergo visual inspection to ensure freshness and firmness before they are accepted and stored. Inspection is carried out by way of random sampling.

Samples are taken from each batch of raw materials and sent to the quality control department where physical (e.g. visual inspection), chemical and micro-organism tests are conducted. Raw materials which do not adhere to our requirements are rejected.

Our other ingredients such as salt, sugar and spices are sourced from suppliers within the PRC. They are stored in warehouses or temperature-controlled facilities after inspection and approval.

Our packaging materials are kept in a warehouse after they have been inspected and approved.

2.
Ice-packing. To maintain the freshness of our raw materials, a portion of the raw materials is packed in ice and transported directly to our production facilities for processing, whereas the remaining raw materials are packed in ice and transported to our cold storage facilities for storage at minus two to two degrees Celsius for no longer than 24 hours, upon which they must be delivered to the production facilities for processing.

3.	Cleaning. At the production facilities, the raw materials are cleaned by removing unwanted portions such as heads, innards and shells.

4.	Slicing. The raw materials are then sliced on stainless steel tables.

5.
Washing and draining. The raw materials are then sent to the washing pool for washing so as to remove oil, blood stains, remnant innards and other stains. After washing, the raw materials are drained to remove excess water content.

6.
Marinating and adding flavouring. Other ingredients such as salt, sugar and spices are then added in the required amounts according to our recipes, left to marinate for a set period and mixed at stipulated intervals.

7.
Steam-drying / Roasting. The raw materials are arranged on wire mesh trays, which are stacked in trolleys and rolled into a heating machine. Roasting takes place under controlled temperatures via a roasting conveyor belt, where moisture levels are monitored. Depending on the product, we will slice or shred the raw materials after roasting.

8.
Weighing, packaging and metal detection. The dried processed seafood products are then packed into their respective packaging materials and sealed. After a calibrated metal detector to ensure that the products do not contain any traces of metal particles. Metal contamination might have been inherent in the raw materials or caused by production process of which some stages are automated.

9.
Packing and delivery. The packets of dried processed seafood products are then packed into boxes, which are then stored in our warehouse. Our products are delivered to customers on a “first in, first out” basis.

Frozen Processed Seafood Products

Part of the production of our frozen processed seafood products is carried out in a sterile sealed production unit. The key stages of our production process for our frozen processed seafood products are as follows:

1.
Receiving and storing raw materials. As with our dried processed seafood products, all the raw materials for our frozen processed seafood products undergo inspection and approval before they are accepted and stored. Inspection is carried out by way of random sampling. Samples are taken from each batch of raw materials and sent to the quality control department where physical (e.g. visual inspection), chemical and micro-organism tests are conducted. Raw materials which do not adhere to our requirements are rejected.

Packaging materials are kept in a warehouse after they have been inspected and approved.

2.
Ice-packing. To maintain the freshness of our raw materials, a portion of the raw materials is packed in ice and transported directly to our production facilities for processing, whereas the remaining raw materials are packed in ice and transported to our cold storage facilities for storage at minus two to two degrees Celsius for no longer than 24 hours, upon which they must be delivered to the production facilities for processing. These raw materials are removed from cold storage only immediately prior to processing.

3.	Cleaning and washing. At the production facilities, the raw materials are cleaned by removing unwanted portions such as heads, innards and shells.

4.	Selection. The raw materials are selected based on weight for further processing.

5.	Slicing and shaping. The raw materials are then cut into slices and trimmed in order to attain the desired dimensions.

6.	Cleaning and sterilizing. The raw materials then undergo further cleaning and sterilizing in order to remove bacteria.

7.	Grooving. Where necessary for some of our sliced products, grooves are made on the slices. The grooves enable better absorption of condiments during consumption.

8.	Arranging and packaging. The slices are then placed in neat arrangements in designated packs.

9.	Quick freezing. The slices are then sent for quick freezing to a temperature of minus thirty-five degrees Celsius.

10.	Metal detection. The products are then passed through a metal detector to ensure they do not contain any metal particles.

11.
Packing and delivery. The products are then packed and sealed. All the packaged products are then stored immediately in our cold storage facilities, where they are delivered in a “first in, first out” basis. Our products are transported in refrigerated containers which must comply with required standards of cleanliness and hygiene. Delivery is provided by a third-party logistics company using refrigeration containers at below minus 18 degrees Celsius.

Marine Catch

We currently charter six fishing vessels with an aggregate net tonnage of 256 tons to harvest marine catch from the East China Sea and the Taiwan Strait. The harvestation is carried out by the owners of the chartered fishing vessels and their employees. Each fishing vessel is manned by approximately 16 persons on average.

The key stages of the harvestation, sorting, transportation and process in respect of our marine catch are as follows:

1.
Preparations. Prior to setting off for the fishing grounds, the fishermen procure sufficient fuel, fishing equipment and facilities, emergency facilities, ice, food and grocery supplies for the entire duration of the fishing voyage, which typically lasts between three to five days. Detailed checks are conducted on the fishing vessels to ensure their safety and sea-worthiness, and on the fishing equipment to ensure that they are in a good condition. The fishermen also consult the most recent weather reports issued by provincial and state-level meteorological stations to check whether the weather conditions are suitable for fishing.

2.
Embarkation and Harvestation of Marine Catch. After the preparatory work is completed, the fishing vessels embark on the fishing voyage and depart for fishing grounds located at the East China Sea and the Taiwan Strait. The fishermen decide on the specific locations of the fishing grounds based on their experience and local knowledge after observing weather conditions, water temperature and direction of the tide.

Upon arrival at the fishing grounds, the fishermen commence the harvestation of marine catch. The harvestation is conducted in cycles and repeated until the fishermen decide to cease harvestation and return to port.

A typical harvestation cycle for each fishing vessel lasts around ½ hour (for cuttlefish) and between 1 to 1½ hours (for other types of marine catch) and comprises the following steps:

a.
Fishing net with net mouth of approximately 150 to 200 metres in circumference, depending on the size of the fishing vessel, is cast into the sea. The depth depends on the species of marine catch sought to be harvested. For cuttlefish, the net is typically lowered to a depth of approximately 100 meters below sea level, whereas for the other marine catch species the net is typically lowered to the seabed, at a depth of approximately 300 to 500 metres below sea level.

b.
The fishing vessels harvesting cuttlefish are fitted with light bulbs which are lit in order to attract the cuttlefish to swim up to a level suitable for harvestation. Three of the fishing vessels are currently designated for the harvestation of cuttlefish and therefore fitted with the light bulbs.

c.	For the types of marine catch other than cuttlefish, the fishing net is then towed by the fishing vessel around the fishing ground.

d.
After fishing for ½ hour (for cuttlefish) or towing for between 1 to 1½ hours (for the other types of marine catch), the fishing net is raised and the harvested marine catch is brought on board the fishing vessel, sorted and packed in ice.

e.
When the fishing net is cleared of marine catch, the fishing vessel is ready to commence the next harvestation cycle. As described above, the choice of fishing ground depends on the experience and local knowledge of the fishermen after taking into account weather conditions, water temperature and tide direction.

3.
Preliminary Sorting and Ice-Packing. Upon the completion of each harvestation cycle, the harvested marine catch is stored in insulated containers and constantly packed in ice in order to preserve its freshness.

4.
Return to Port. Upon completion of the last harvestation cycle, the fishing vessels commence their return to Xiangzhi (Shishi) Port at Shishi City, Fujian Province. When the fishing vessels are within approximately five to ten nautical miles from Xiangzhi (Shishi) Port, the captains of the fishing vessels will contact our Manager (Fishing and Procurement) to report the estimated volume of each species of marine catch harvested. Our Manager (Fishing and Procurement) then contacts our customers to inform them of the volume of marine catch harvested, to negotiate prices, and to arrange the logistics of collection / delivery. This reduces the time between harvestation and collection / delivery and ensures that the marine catch is sold fresh to our customers.

5.
Unloading and Transportation. Upon arrival at Xiangzhi (Shishi) Port, the marine catch is unloaded on to shore. Most of the marine catch is transported using our temperature-insulated trucks to our business premises at Dabao Industrial Zone, Shishi City Fujian Province, which is five to ten minutes by road from Xiangzhi (Shishi) Port. A small proportion of marine catch, which had been sorted and packed while on board the fishing vessels, is sold to customers at Xiangzhi (Shishi) Port.

6.
Sorting and Packing. At our business premises, the marine catch is sorted according to species and size. The sorted marine catch is then weighed, packed in ice and stored in styrofoam boxes for collection by or delivery to customers (as the case may be). For the marine catch which is not immediately (i.e. within three hours) collected by or delivered to our customers, the boxes are stored at our cold storage facilities at a temperature of minus five degrees Celsius to preserve the freshness of the marine catch.

7.	Collection / Delivery. Most of our marine catch is collected by our customers from our business premises. A small proportion of marine catch is delivered to our customers.

Marine catch for the Taiwan market is transported by road using temperature-insulated trucks to our customers at Quanzhou, Yongning and Dongshan Ports in Fujian Province. The distance between these ports and our business premises at Dabao Industrial Zone, Shishi City, Fujian Province ranges from approximately 30 minutes to 3 hours by road. From these ports, the marine catch is shipped to Taiwan. Based on the foregoing, the time taken between the fishing vessels’ return to port and the delivery of the marine catch to our customers at these ports is typically three to eight hours.

Marine catch for the South Korea market is loaded on to temperature-controlled containers, at temperatures of between minus five to minus ten degrees Celsius, and transported by road to our customer at Qingdao City, Shandong Province. From Qingdao City, Shandong Province, the marine catch is subsequently shipped to South Korea. Based on the foregoing, the time taken between the fishing vessels’ return to port and the delivery of the marine catch to our customer at Qingdao City, Shandong Province is typically 23 to 28 hours.

Awards and Certifications

As testimony to the quality of our products, our credit worthiness in the PRC business community as well as our management capabilities, we have received several awards and certification in the course of our history, as listed below:

Year	Subsidiary	Award	Period	Awarding Body	Significance

November 2001	Mingxiang	Branded Products (fresh roasted prawn, roasted file fish, shredded squid)	2001	2001 China International Agriculture Expo	Recognition of our brand and our branding efforts

December 2001	Mingxiang	National Brand-making Leading Enterprise	-	Ministry of Agriculture, China	Recognition of our efforts to create our brand and increase brand-awareness of our products

January 2002	Mingxiang	Green Consumer Recommendation	2002 - 2003	Fujian Consumer Committee	Recognition of our product quality, environmental friendly products, integrity in our dealings with consumers

Year	Subsidiary	Award	Period	Awarding Body	Significance

April 2003	Mingxiang	Leading Corporation in Processing Agricultural Products (Province level)	-	Fujian Village Enterprise Bureau	Recognition of our efforts and contribution in the development of processed agricultural products

April 2003	Mingxiang	A-Grade Tax Payer	2003 - 2004	Quanzhou District Tax Bureau

August 2003	Mingxiang	Quanzhou Contract-Abiding Creditworthy Enterprise	2001 - 2002	Quanzhou Civil Administration	Recognition of integrity in our operations and commercial dealings

September 2003	Mingxiang	Fujian Province Aquatic Industrialization Leading Enterprise	2003 - 2004	Fujian Province Marine Fisheries Bureau, Fujian Department of Finance	Recognition of our efforts and contribution in the development of processed agricultural products

May 1, 2007	Mingxiang	Green Food - roasted file fish	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 1, 2007	Mingxiang	Green Food - dried shredded squid	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 1, 2007	Mingxiang	Green Food - frozen fish	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 1, 2007	Mingxiang	Green Food - roasted king prawn	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food - roasted file fish	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food - dried shredded squid	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

Year	Subsidiary	Award	Period	Awarding Body	Significance

May 17, 2007	Rixiang	Green Food - roasted yellow croaker	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food - roasted prawn	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food - roasted shredded squid	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food - roasted fish bones	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food - roasted squid	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food - squid slices	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food - roasted searobin fillet	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

January 2004	Mingxiang	Civilised and Creditworthy Enterprise	2002 - 2003	Shishi City Government Civilization Bureau, Shishi City Economic Bureau, Shishi National Tax Bureau, Shishi District Tax Bureau	Recognition of our regard for integrity in our operations, our creditworthiness and contribution to the economy

January 2004	Mingxiang	Quanzhou Agricultural Industrialization Leading Enterprise	For January 2004 - December 2006	Quanzhou Department of Agriculture, Quanzhou Finance Bureau	Recognition of our efforts and contribution in the development of processed agricultural products

Year	Subsidiary	Award	Period	Awarding Body	Significance

September 2006	Mingxiang	Key Leading Enterprise (Province level)	2006 - 2007	Fujian Province Agriculture Industrialization Leading Group	Recognition of our efforts and contribution in the development of processed agricultural products

December 2006	Mingxiang	A-Grade Tax Payer Credit Enterprise	2004 - 2005	Quanzhou National Tax Bureau, Quanzhou District Tax Bureau	Recognition of our tax creditworthiness

December 2004	Mingxiang	National Foodstuff Industry Excellent Leading Enterprise	2003 - 2004	China Foodstuff Industry Association	Recognition of quality of our products

June 2005	Mingxiang	2004 “AAA” bank-rated Creditworthy Enterprise	2005-2006	China Agricultural Bank, Fujian Branch	Recognition of the quality of our enterprise, economic standing, operational efficiency and potential for growth

August 2, 2005	Mingxiang	Fujian Province Famous Brand	Valid for 3 years	Fujian Province Branded Products Authentication Committee	Recognition of our brand and our branding efforts

DISTRIBUTION

Sales and Marketing

Our sales and marketing team comprises 19 employees, headed by our Executive Chairman, Director and CEO Pengfei Liu. The team is responsible for monitoring domestic sales, which includes co-coordinating orders from customers as well as distributing our products to the customers.

Distribution Network

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. Our products are exported to various countries, including Japan, Russia and Ukraine. We believe our products are sold by some of our distributors to end-consumers in South Korea, Taiwan and USA.

As of December 31, 2007, we have 34 distributors in five provinces in the PRC, namely Fujian, Guangdong, Jiangsu, Shandong and Zhejiang, as follows:

Province	No. of Distributors
Fujian	20
Guangdong	1
Jiangsu	1
Shandong	2
Zhejiang	10

Total	34

These distributors in turn sub-distribute our dried processed seafood products to about 1,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces.

One of our main considerations when appointing distributors is the purchasing and consumer spending power in the particular region in which we intend to distribute our products.

Before we appoint new distributors or extend the distribution arrangement with existing distributors to distribute our products in a particular region or country, the potential distributor or existing distributor is subject to our stringent selection or review process. We will only appoint distributors who are able to meet our requirements such as sales target.

We select each distributor based on four criteria:

a.
Strong Financial Background:. We require the distributor to provide us with its most recent audited financial statements so we may verify whether its financial status is strong and healthy. We further require the distributor to settle the bills in cash, without offering any credit terms, in the first year of doing business with us.

b.	Strong Distribution Network. The distributor should have a strong, well-established marketing and distribution network in the corresponding region.

c.
Good Reputation and Track Record. We only select those distributors with good reputations in the industry in regard to their business background, marketing experience and distribution network. In particular, the distributor should have a track record in developing and maintaining the brand images of the products it distributes.

d.
Marketing Strategy. We require the distributor to implement our overall marketing strategy for our products and to supplement it by designing its own marketing plans specifically for the respective region. The distributor should be able to assist us in building our brand image and achieving a significant market share in a said period of time.

We appoint different distributors for different products in different regions in the PRC and in the various overseas markets.

We usually appoint one exclusive distributor to cover a specific county, district, city or province. Under the distributorship agreements, our distributors are obliged to price and sell our products in accordance with the indicative prices which we provide, and are not permitted to arbitrarily adjust the sale price of the products except in accordance with product promotions. The distributors must also duly carry out market operation activities and promotional methods which are jointly developed with us, and to bear the costs of its own advertisements and marketing activities. The distributorship agreements also contain provisions for the protection of our intellectual property rights.

For our export sales, we sell our products through sales agents or traders in the PRC or directly to distributors in the overseas market.

Our sales and marketing team is also responsible for marketing our products within the PRC. The team contacts and visits our customers regularly to obtain feedback and suggestions on our products, and to foster and build our relationships with them. We normally sign distributorship agreements with a one-year term. Our agreements stipulate the price range in which the distributors may sell our products and also stipulate sales targets which our distributors have to achieve before the agreements are renewed.

We advertise our products regularly in supermarket brochures, and outdoor billboards. We also participate in exhibitions in the PRC such as the China Export Trade Fair and the China Seafood Exposition, as well as overseas exhibitions such as those in South Korea, Japan and Boston, USA.

NEW PRODUCTS

On April 28, 2006, our subsidiary Rixiang entered into a memorandum of understanding for collaboration with the Ocean University of China’s Food Sciences and Engineering Institute for the development of: (1) bioactive peptide products from leftovers of aquatic processed products; and (2) collagen protein and collagen peptide protein products from fish skin. For details, please see “Research and Development.”

COMPETITION

We operate in a competitive environment and we expect to face more intense competition from our existing competitors and new market entrants in the future. We believe that the principal competitive factors in our industry include, inter alia, brand awareness, product range and quality, customer and supplier relationships, cost and quality of raw materials, technical expertise in production and pricing. Of these factors, we believe that product quality is the most important.

To the best of our knowledge, our principal competitors within the PRC are the following major seafood product manufacturers in the PRC:

Business	Principal Competitors
Dried and Frozen Processed Seafood Products	(1) China Aquatic Zhoushan Marine Fisheries Corporation; and (2) Liaoning Dalian Seafood Industry Group Co., Ltd. Both in terms of their size and operations

Sale of Marine Catch	(1) Fujian Seafood Industry Co., Ltd; and (2) Fujian Huayang Aquatic Products Group Co., Ltd. Both in terms of their geographical proximity to our customer base

There may be companies based in other countries which offer a similar product range as we do but which currently operate in different markets from us. In the future, we may face competition from these companies as we expand into their markets and vice versa.

Competitive Strengths

We believe that our competitive strengths are as follows:

1.	We have a wide distribution network

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. We have over 30 distributors in various provinces in the PRC such as Fujian, Guangdong, Jiangsu, Shandong and Zhejiang. These distributors in turn sub-distribute our dried processed seafood products to about 1,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. We also have a strong overseas customer base in various countries including Ukraine, Japan and Russia. These include, amongst others, established companies such as JCR Corporation of Japan and Fleish Russia Company of Russia. Please refer to the section “Major Customers” on Page 23 for further details.

2.	We have an established brand name and track record

We have been involved in the production of processed seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award. In addition, we have also obtained the “Green Food” award in respect of our roasted file fish, shredded roasted squid, roasted king prawn and frozen fish products. This attests to the established standing of our “Mingxiang” brand and the high quality of our products. We have also received several other awards and accreditations as described in the section “Awards and Certifications” on Page 16. We believe such accolades attest to our established reputation in the industry.

We also believe that our established track record in the processed seafood industry instills confidence in our products and attracts new customers from South Korea, Japan, Taiwan, Russia and Ukraine, and potential customers from the European Union. Our stable customer base and large distributor network in Fujian Province and Zhejiang Province have enabled our Company to introduce new products into these markets in a shorter time and gain quicker market acceptance and recognition.

3.	We develop high quality products

We use fresh seafood as the primary ingredient for our processed seafood products. Our superior recipes and production know-how enable us to develop and produce products with high-quality taste and texture and which are well-received by end-consumers.

We have been awarded HACCP certification and have obtained the EU export registration, which enable us to export our products to the US and the EU respectively. In addition, our products, namely our roasted file fish, shredded roasted squid, roasted squid, roasted prawn and frozen fish have been certified as “Green Food”, a recognition that the production of our products is carried out under certain sanitary conditions with limited use of chemical additives. We believe we are one of the first companies in the seafood industry in Fujian Province to be awarded this certification, which is a further testament to the quality of our products.

4.	We have a strong leadership as well as a dedicated and experienced management and procurement team

Our Company is led by our Executive Chairman and CEO, Pengfei Liu, who has more than 30 years of experience in the seafood industry. Mr Liu’s drive and passion have been instrumental in our success to-date. He has conceptualized and implemented our strategies in the past and successfully led us in our transition from a small and local seafood enterprise to a nationwide seafood enterprise with advanced seafood processing facilities.

Mr Liu is ably supported by a team of experienced managers, most of whom have an average of five to ten years’ experience in their respective fields. These personnel support our Executive Chairman and CEO in charting and managing our growth. We believe the members of our procurement team have a strong grasp and good understanding of industry trends, market cycles and seasonal factors, and have the ability to discern and procure high-quality seafood at reasonable prices.

The management team receives regular training in the course of our Company obtaining and renewing our ISO and HACCP qualifications. The training, which is conducted over 10 to 15 days every year, involves process management, quality control, sanitary and hygiene operating procedures and standards. We believe that such training raises our competence and environmental / sanitary awareness, and places us in an advantageous position compared to other operators in the seafood industry who do not undergo such training.

5.	We have established strong relationships with our customers / distributors

We have maintained close working relationships with our customers who are reputable distributors of processed seafood products. Our relationships with some of our PRC customers and distributors have been established for more than ten years. In particular, we have enjoyed good relationships with, among others, Qingdao Haizhan Seafood Co., Ltd. (“Qingdao Haizhan”), Wenzhou Rixin Foodstuff Co., Ltd. (“Wenzhou Rixin”), and Zhejiang Ruian Laodu Seafood Wholesale Proprietor (“Zhejiang Ruian Laodu”), for an average of approximately 8 years.

Qingdao Haizhan is in the business of distributing dried and frozen seafood products. To the best of our knowledge, Qingdao Haizhan has a distribution network of over 1,000 retailers and a sales workforce of about 60 people.

Wenzhou Rixin is a distributor of dried seafood in Wenzhou City, Zhejiang Province. To the best of our knowledge, Wenhou Rixin has a distribution network of about 1,000 retailers and a sales workforce of about 60 people.

Zhejiang Ruian Laodu is a large distributor of dried seafood in Ruian City, Zhejiang Province. To the best of our knowledge, Zhejiang Ruian Laodu has a distribution network of about 300 retailers and a sales workforce of about 20 people.

Regarding the percentage of sales represented by each party listed above; please refer to the section “Major Customers” on Page 23 for details.

We view our customers as long-term business partners who are important in the strategic growth of our operations and broadening the geographic reach of our products.

6.	We are strategically located

We are based in Fujian Province which is situated in southeast China on the coast of the East China Sea. Fujian is one of the nine coastal provinces in the PRC and is a vital navigation hub between the East China Sea and the South China Sea. It is also rich in agricultural and marine resources.

Our main raw materials for our marine catch business come from the Taiwan Strait, which is also where we conduct our marine catch operations. The Taiwan Strait is rich in marine resources. Our business operations and production facilities are located at Shishi City, Fujian Province, where Xiangzhi (Shishi) Port has been designated as one of the national-level fishing ports. It is the largest port in Fujian Province and is one of the five largest fishing ports in the PRC in terms of supply of marine catch and tonnage of fishing vessels. Fujian Province is rich in agricultural and marine resources, which enables our procurement of raw materials for our processed seafood business at low cost. We believe our strategic location gives us access to an abundant supply of fresh marine products and hence allows us to manage our costs more effectively.

7.	We have strong research and development capabilities

We place strong emphasis on the quality of our products and on our ability to develop new products. To ensure that our products are well-received by our customers and consumers, we have carried out research and development to improve the taste, texture and packaging of our processed seafood products. Through our research and development efforts, we have developed new products and improved the quality of our existing products, which have been well-received by our customers and consumers. These products include our crispy fish-bone snacks, roasted squid and roasted prawns.

Our strong product development capabilities allow us to constantly introduce new products into the market and maintain consumer interest and loyalty in our “Mingxiang” brand products. We believe that our strategic collaboration with the Ocean University of China will further strengthen our research and development capabilities.

8.	We are a designated National Marine Products Quality Assurance Testing Base

We have been designated as a quality assurance testing base by the National Marine Foods Quality Supervision Testing Centre and our testing base is the only assessment base in the southern provinces of the PRC. We test the hygiene and quality of ingredients and products according to industrial standards. Our testing base caters to seafood processing companies from Fujian, Guangdong, Guangxi and Zhejiang Provinces, the PRC. We believe our role in quality assurance testing further strengthens our reputation as a producer of quality processed seafood products.

For the above reasons, we believe that we will be able to maintain our market position and competitive edge over our competitors.

MAJOR SUPPLIERS

The following table sets out our five major suppliers of raw materials for 2007, 2006 and 2005:

	As a Percentage of Our Purchases of Raw Materials (%) Year ended December 31,
	2007	2006	2005
Shishi City Tianwang Seafood Products Trading Proprietor	21.8	14.3	12.2
Jinjiang City Shenhu Town Hongyuan Seafood Products Trading Proprietor	17.6	7.9	10.9
Shishi City Nanfu Seafood Products Wholesale Proprietor	15.6	18.6	17.9
Shishi City Fugui Seafood Products Trading Proprietor	18.5	11.7	10.7
Shishi City Huali Seafood Products Trading Proprietor	16.4	10.0	13.4
TOTAL	89.9	62.5	65.1

Trading in fresh fish and other seafood is mainly carried out by individual fishermen, who ply their trade in and around various fishing ports in Shishi City, Fujian Province. The above major suppliers are fish and seafood traders in markets in and surrounding Shishi City, Fujian Province. We procure from these suppliers fresh fish and other seafood, which are used as raw materials in the production of our processed seafood products. These suppliers also supply fresh fish and other seafood to other companies.

Before 2005, we mainly sourced for supplies of fresh fish and other seafood directly from various fishermen when their trawlers docked at the ports. For convenience and greater savings in procurement expenses, from 2005 onwards we sourced our supplies from the five major suppliers, Therefore the percentage of our purchases from the above 5 major suppliers increased significantly in 2005.

Though certain of our major suppliers accounted for more than 10% of our total purchases for the fiscal year ended December 31, 2007, we believe we are able to source our raw materials from alternative suppliers should the need arise.

None of our directors, executive officers and controlling shareholders is related to or has any interest in any of our major suppliers listed above. To the best of our knowledge, save as disclosed above, none of our major suppliers is related to or has any interest in one another, and none of our major suppliers is related to or has any interest in the customers stated in the section “Major Customers” below.

MAJOR CUSTOMERS

The following table sets out our major customers accounting for 5.0% or more of our Company’s sales in 2007, 2006 and 2005:

		Year ended December 31,
	Products	2007	2006	2005

Qingdao Haizhan Seafood Co., Ltd.(1)	Dried and frozen processed seafood products	9.9	14.3	9.8

Wenzhou Rixin Foodstuff Co., Ltd. (2)	Dried processed seafood products	9.8	14.0	10.8

Zhejiang Ruian Laodu Seafood Wholesale Proprietor (3)	Dried and frozen processed seafood products	9.3	7.9	5.1

Wenling City Xingfeng Foodstuff Co., Ltd. (4)	Dried processed seafood products	8.9	9.7	7.0
Fuzhou Chaohui Foodstuff Company(5)	Dried processed seafood products	7.9	5.3	2.7

Qingdao Xinqinghua Seafood Products Company (6)	Marine catch, namely cuttlefish, squid, hairtail fish	3.9	11.0	19.6

Shenhu Town Dongshun Seafood Products Trading Proprietor (7)	Marine catch, namely cuttlefish, squid, hairtail fish	4.3	4.7	5.8

Shishi City Junxu Seafood Products Trading Proprietor (8)	Marine catch, namely cuttlefish, squid, hairtail fish	4.3	7.5	11.4

Shihuazhou Marine Products Wholesale Proprietor (9)	Marine catch, namely cuttlefish, squid, hairtail fish	4.1	7.8	12.5
TOTAL		62.4	82.2	84.7

Notes:

1)
Qingdao Haizhan Seafood Co., Ltd. deals in dried and frozen seafood products and, to the best of our knowledge, has a distribution network of over 1,000 retailers. It has been our customer since 1996. The company is wholly-owned by another of our major customer, Qingdao Xinqinghua Seafood Products Company, and its associates. Our sales to Qingdao Haizhan Seafood Co., Ltd. have increased from 2005 to 2006 as it expanded its sales network to include supermarkets, which have resulted in increased orders from them. We believe that we will be less reliant on Qingdao Haizhan Seafood Co., Ltd. and Qingdao Xinqinghua Seafood Products Company for our sales in future, as we enter new markets and increase market penetration of existing markets.

2)
Wenzhou Rixin Foodstuff Co., Ltd. is a distributor of dried seafood in Wenzhou City, Zhejiang Province, and has, to the best of our knowledge, a distribution network of about 1,000 retailers. It was one of our first distributors and has been our key business partner since 1994. Our sales to Wenzhou Rixing Foodstuff Co., Ltd. increased due to the expansion of its geographic distribution coverage from the city to the suburban areas.

3)
Zhejiang Ruian Laodu Seafood Wholesale Proprietor is a large distributor of dried seafood in Ruian City, Zhejiang Province. It has been our customer since 2005 but has increased its purchases from us due to the expansion of its distribution network which covers, to the best of our knowledge, 300 retailers.

4)
Wenling City Xingfeng Foodstuff Co., Ltd. is a distributor of dried seafood in Wenling City, Zhejiang Province, and has, to the best of our knowledge, a distribution network of over 700 retailers. It has been our customer since 1997. Our sales to Wenling City Xingfeng Foodstuff Co Ltd increased due to the expansion of their geographic distribution coverage from county to city-level in Wenling City, Zhejiang Province.

5)
Fuzhou Chaohui Foodstuff Co., Ltd. is a distributor of dried processed seafood products located in Fuzhou City, Fujian Province. It became one of our major customers in 2005 and ours sales to Fuzhou Chaohui Foodstuff Co., Ltd. increased substantially during the past two years.

6)
Qingdao Xinqinghua Seafood Products Company is a trader of fresh seafood in Qingdao City, Shandong Province. It sources and purchases supplies for Korean fishery companies and has been our customer since 1996.

7)
Shenhu Town Dongshun Seafood Products Trading Proprietor is a trader of fresh seafood in Quanzhou City, Fujian Province. It sources and purchases supplies for Taiwanese fishery companies in the seafood business, and has been our customer since 2002. The percentage of our sales to Zhusheng Chen has been decreasing due to a larger percentage increase in our total sales.

8)
Shishi City Junxu Seafood Products Trading Proprietor is a trader of fresh seafood in Quanzhou City, Fujian Province. It sources and purchases supplies for Taiwanese fishery companies in the seafood business, and has been our customer since 2002.

9)
Shihuazhou Marine Products Wholesale Proprietor is a trader of fresh seafood in Quanzhou City, Fujian Province. It sources and purchases supplies for Taiwanese fishery companies in the seafood business, and has been our customer since 2002.

None of our directors, executive officers and controlling shareholders is related to or has any interest in any of our major customers listed above. To the best of our knowledge, save as disclosed above, none of our major customers is related to or has any interest in one another, and none of our major customers is related to or has any interest in the suppliers stated in the section “Major Suppliers” on Page 23. We are not dependent on any one of our major customers as we are able to sell our fresh fish and seafood range, as well as our processed dried seafood products to other customers.

INTELLECTUAL PROPERTY

Except as disclosed below, we are not dependent on nor do we own any registered trademark or patent or any other intellectual property rights:

Trademarks

Our brand name distinguishes our products from that of our competitors and increase consumer awareness of our products. We have currently registered the following trademarks:

Trademark (1)	Class	Place of Registration	Status / Validity Period
	Class 40 covering processed seafood, agricultural foods, processed teas, processed herbs, chemical testing and processing	PRC	Registered / January 28, 2003 to January 27, 2013

Note:

1)
The above “Mingxiang” trademark was originally registered under the name of “Fujian Province Shishi City Huabao Mingxiang Foods Development Co.” on January 14, 1997. In a Confirmation of Approval to Trademark Transfer dated June 14, 2001, the PRC Trademark Bureau approved the transfer of this trademark to Mingxiang and the trademark is now registered in Mingxiang’s name under a Trademark Registration Certificate No. 930539.

We intend to further develop our “Mingxiang” brand image in the markets where we currently operate, and to promote it in new markets. In that regard, we intend to apply for registration of our trademark in the overseas markets where we conduct our sales, as we consider appropriate.

Registered Packaging Designs

We hold registered packaging designs in respect of the packaging of the majority of our processed seafood products. The details are as follows:

Description of Registered Packaging Designs	Place of Registration	Status/Validity of Period
Packaging for Sakura squid	PRC	10 years from March 28, 2003
Packaging for roasted squid	PRC	10 years from April 11, 2001
Packaging for “Fisherman’s Dainty” Products	PRC	10 years from September 7, 1998
Packaging for roasted king prawn	PRC	10 years from May 12, 1998
Packaging for yellow croaker	PRC	10 years from May 12, 1998

Save as disclosed above, as at the date of this Form 10-K, our business or profitability is not materially dependent on any other trademarks, copyrights, registered designs, patents, grant of licenses from third parties, new manufacturing processes and intellectual property rights.

GOVERNMENT REGULATIONS

The following is a description of the material licenses and permits issued to companies in our Company in order for us to carry out our operations, other than those pertaining to general business registration requirements:

Hygiene Certificates

We view hygiene control as a critical aspect of food production operations and place great emphasis on the hygienic preparation of our processed seafood products to ensure they are safe for consumption. We have received the following hygiene certificates in relation to our operations:

Subsidiary	Name of Certificate	Description of License/Permit	Issuing Authority	Period of Validity
Mingxiang	Hygiene License	Permit to process seafood products	Shishi City Hygiene Bureau	March 13, 2006 to March 12, 2008 [Renewal application accepted and awaiting issuance of formal license]

Rixiang	Hygiene License	Permit to process seafood and agricultural products, research and processing biochemical products.	Shishi City Hygience Bureau	March 13, 2006 to March 12, 2008 [Renewal application accepted and awaiting issuance of formal license]

Rixiang	Certificate of Hygiene Registration
Registration of conformity with hygiene standards for the export of the following food products: frozen processed seafood products (excluding double-shelled categories and dried processed seafood products)
			National Accreditation Supervision Committee	May 31, 2006 to May 31, 2009

Other Licenses and Permits

Our other licenses and permits are as follows:

Subsidiary	Name of Certificate	Description of License/Permit	Issuing Authority	Period of Validity
Mingxiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	November 10, 2005 to November 10, 2008
Rixiang	Customs Registration Certificate	Permit to file import-export documents with China Customs	China Customs	Dated December 14, 2004 until July 14, 2009
Mingxiang	Certificate of Approval for Enterprises with Foreign Trade Rights in the People’s Republic of China	To import-export company’s products and technologies, raw materials, facilities, equipment	Fujian Foreign Trade Economic Cooperation Department	Valid from September 4, 2000; no expiration date
Rixiang	EU Export Registration	Approval for Rixiang to export marine products to EU	European Commission	Valid from October 6, 2006; no expiration date

A fishing license is required for each fishing vessel that conducts marine catches at sea. Under the charter agreements entered into between our subsidiary Rixiang and the owners of the fishing vessels, the latter is responsible for obtaining and maintaining the requisite fishing licenses.

Save as disclosed above, as at the date of this Form 10-K, our business or profitability is not materially dependent on any other licenses and permits.

RESEARCH AND DEVELOPMENT

We believe that constant innovation in developing new processes and products that are well-received by consumers is vital to our continued success. As at December 31, 2007, our research and development team comprises eight personnel. The focus of our research and development is directed towards satisfying the preferences of consumers, with the following objectives:

1.	To improve our products in the areas of safety and quality (of taste, texture, hygiene and packaging);

2.	To develop new products;

3.	To achieve full customer satisfaction;

4.	To reduce costs and create value; and

5.	To develop products for low-value fish types and to increase the value of processing by-products.

Our main research and development activities include: (1) experimenting with various small fish species for the production of fish mash, (2) improving the taste and texture of our dried processed seafood products, (3) finding new uses for leftovers such as fish heads, prawn heads and shells which would otherwise be disposed, and (4) developing new products, including marine health products. Our research and development efforts enable us to develop efficient production processes which lower the cost of production, yet produce superior-quality products.

Some of the highlights of our research and development activities are set out below.

Product Development

Through our research and development activities, we have developed products which have been well-received by consumers and improved our production processes. For the period under review, we have through our research and development introduced 18 new processed seafood products, including smoked eel, Sakura squid, and sliced squid. We believe that our constant product innovation has led to our increasing reputation as a producer of processed natural seafood products.

Collaboration with Ocean University of China

On April 28, 2006, our subsidiary Rixiang entered into a memorandum of understanding for collaboration with the Ocean University of China’s Food Sciences and Engineering Institute. The Ocean University of China is one of the renowned institutions in the PRC for ocean studies. The collaboration with Ocean University of China will allow us to tap into its technical know-how, to acquire new technical knowledge and processing techniques. In turn, we serve as a research base of the research and development work of Ocean University of China. We believe that we will benefit from the exchange of information and technological know-how.

The collaboration with Ocean University of China since April 2006 have been focused on developing new products and by-products from raw marine catch used in the processing of seafood products, in particular (1) the development of bioactive peptide products from leftovers of aquatic processed products; and (2) the development of collagen protein and collagen peptide protein products from fish skin:

1.	Development of bioactive peptide products from leftovers of processed seafood products

Bioactive peptide protein found in aquatic products is used to produce angiotensin converting enzyme (ACE) inhibitors. ACE is a compound which increases the pressure within blood vessels, thereby causing high blood pressure. An ACE inhibitor helps slow the activity of the ACE. Using Bioactive peptide protein developed ACE inhibitors avoids the harmful side effects associated with using synthetic medicine for lowering hypertension.

2.	Development of collagen protein and collagen peptide protein products from fish skin

This technique involves the extraction of collagen protein from fish skin. The collagen protein is then converted into marine biological collagen peptide protein using a directional enzyme hydrolysis technology and velum separation technology. Fish-skin collagen protein is mainly used as an ingredient for cosmetic products and health food products. We note that some cosmetics manufacturers have begun to use marine biological collagen peptide protein and collagen protein in their products.

The Ocean University of China would provide technical and training support in the development of production techniques and commercialization of the above said products. The research and development activities are conducted at our production facilities at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province.

Our research and development expenses amounted to approximately $33,000, $98,000 and $20,000 for 2007, 2006 and 2005 respectively. The increase in research and development expenses in 2006 was due mainly to fees paid to the Ocean University of China following the formalization of the collaboration as mentioned above. Research and development expenses are presented as part of general and administrative expenses in the financial statements.

As part of our strategy to expand and develop our business, we plan to further expand our research and development team to about ten personnel in 2008. We intend to (1) set aside $0.8 million for research and development expenses, (2) collaborate with the Ocean University of China on one or two specialized research topics each year and (3) commercialize the products of our research and development efforts.

QUALITY ASSURANCE

We believe that the quality of our products is the key to our continued growth and success. We place great emphasis on quality assurance and the consistent quality of our products at all stages of our production processes. We attribute our success to date to our commitment to and production of quality products. As such, we believe that good quality control has been a key competitive strength of our Company. Our aim is that our “Mingxiang” brand should continue to be identified with tasty and high-quality processed marine seafood products.

As a testimony to our commitment to quality products and processes, we have been awarded the following awards and certifications:

Subsidiary	Award/Certification	Awarding/Certification Body	Validity Period
Rixiang	Validation of conformity with HACCP standards(1) for the export of marine products to the US	CIQ	November 13, 2007 to November 13, 2008

Rixiang	EU(2) export registration for export of our marine products to the EU	European Commission	No validity period

Mingxiang	ISO9001:2000(3) quality management system certification	CNAB $ CCIC Quality Certification Centre	December 5, 2006 to December 4, 2009

Mingxiang	ISO14001:2004(4) environmental management system certification in respect of the processing of fish and prawn-type marine food products and the relevant environmental management	CNAB & CCIC Conformity Assessment Services Co, Ltd.	December 15, 2005 to December 14, 2008

Notes:

1)
Under the PRC’s Regulations on Administration of Certification of Hazard Analysis and Critical Control Point System (HACCP), applicants for the HACCP certification have to apply to CNAB-recognised certification and accreditation entities and comply with domestic and international sanitary criteria set out in various legislation including the PRC Sanitary Requirements for Export Food Manufacturing Enterprises and the HACCP System and Guidelines for its Application by the Codex Alimentarius Commission. CIQ, a HACCP-certification authority, will verify an exporter’s HACCP certification if (a) the product to be exported falls within one of the following categories, namely (1) canned food, (2) marine food products (excluding live, fresh, dry and marinated products), (3) meat and meat products, (4) frozen vegetables, (5) fruit or vegetable juice, (6) instant frozen food containing meat or marine food products; or (b) where such verification is required by authorities in the destination country. We believe that the HACCP certification enables our products to be more widely accepted by our domestic and international customers and aid to increase the export of our products.

2)
The EU certification process ensures that the product conforms to the appropriate provisions and relevant legislation which implements certain European Directives. In the case of marine food products, the applicable European Directives include 91/493/EEC and 94/356/EC.

3)
ISO9001:2000 is an international standard for quality management developed by the International Organization for Standardization. It sets requirements as to how an organization should manage its processes that influence product quality, and evaluates an organization’s resource management, process management and evaluation process that ensure its products conform to customer and applicable regulatory requirements.

4)	ISO14001:2004 is an internationally recognized standard for environment management systems, including energy management, waste management and process improvement.

Please refer to the section “Awards and Certifications” on Page 16 for further details of awards and certifications which we have obtained in respect of our products. To attain and maintain these accreditations, we have set up a quality control program in accordance with ISO9001:2000 standards. We have a comprehensive document management system in respect of our quality control system manuals, program documents, records and related documentation, which encompasses issuance, amendment, filing, recovery and destruction of the documents. Our quality control measures are designed to ensure we meet the standards under Sanitation Standard Operating Procedures (“SSOP”), Good Manufacturing Practice (“GMP”) and HACCP quality assurance systems, production control and product quality specifications. SSOP is an action plan that details procedures to maintain sanitary conditions throughout a food processing facility. This includes procedures on food handling and sanitation practices such as proper thawing methods, prevention of contamination and certain aspects of employee and environmental hygiene. GMP includes regulations promulgated by the U.S. Food and Drug Administration under the authority of the Federal Food, Drug and Cosmetic Act, which requires manufacturers, processors and packagers of drugs, medical devices and food to take proactive steps to ensure that their products are safe, pure and effective.

Our quality control program requires our employees to undergo training conducted internally in relation to our quality control policies, targets and procedures, as well as production and processing techniques and operational procedures.

We have established the following quality control procedures to ensure the high standard of quality of our processed seafood products:

In-coming

All incoming raw materials are inspected and approved by our quality control department. The quality control checks include hygiene, freshness and safety checks and dimensional checks (for packaging materials) to ensure that the raw materials conform to our health, freshness and safety standards and required specifications. Inspection is carried out by way of random sampling. Samples are extracted from each batch of raw materials and sent to the quality control department, where physical and chemical tests are conducted in our laboratory.

Raw materials that pass the quality control checks are then sent for storage in the cold storage facilities until they are required in the production process.

In-process

At each stage in the production process, we have quality inspectors who are responsible for sieving out inferior products, and to do random selection of products for testing in our laboratory. In our laboratory, these samples are tested for micro-organisms and to ensure that they fulfill hygiene and safety standards. Our machinery and equipment are also inspected regularly to ensure that they are in good working condition.

Finished products

The finished products undergo a final round of inspection before they are sent to the warehouse for storage to await delivery to our customers. Random samples are selected and brought to our laboratory for testing to ensure that they fulfill hygiene, safety and product standards. In respect of product standards, for example, we test our dried processed products to ensure that there is adequate but not excessive water content. Our finished products also go through a specially calibrated metal detector to ensure that products are not contaminated by metal particles from the production equipment.

After-sales

Our quality control department is also responsible for after-sales service, to address customers’ feedback or complaints.

Quality Assurance Testing Base

In January 2001, we were designated as a quality assurance testing base by the National Marine Foods Quality Supervision Testing Centre. The National Marine Foods Quality Supervision Testing Centre was established in 1986 and is based in Qingdao City, Shandong Province. This testing body is responsible for quality testing of the state’s designated products, research and development and grading of marine products, including fresh, frozen, dried and pickled marine processed products. As a designated testing base, we test the hygiene and quality of ingredients and products according to industrial standards. Our testing base caters to seafood processing companies from Fujian, Guangdong, Guangxi and Zhejiang Provinces, all in the PRC. We believe that we benefit in the provision of such services, as we are kept informed of industry news and technological developments. Currently we do not charge a fee for such services.

ENVIRONMENTAL LAW COMPLIANCE

On December 15, 2005, we received a Certificate of Environment Management System, certifying that we have been assessed and are in compliance with the environment management standard ISO14001: 2004. The scope of certification is for the production and the relative environmental management activity of fish, shrimp and other marine food. The registration number of the certificate is 04005E10367ROM. The certificate is valid until December 14, 2008.

When our production plant was constructed, it was designed to comply with these environmental laws by directly disposing of the use water to a nearby sewage treatment plant for further handling. Because our production plant was built to comply with these environmental laws, we are not required to pay for any ongoing fees to the sewage treatment plant, nor has there been any material effects on our capital expenditures, earnings and competitive position.

EMPLOYEES

We set out below the total number of our employees and the various functions which they serve as at December 31, 2007, 2006 and 2005 respectively.

	As at December 31,
Functions	2007	2006	2005
Sales and Marketing	19	16	9
Finance and Administration	20	17	13
Fishing and Procurement (1)	102(2)	135	114
Production, Research & Development, and Quality Control	493	492	353
TOTAL	634	660	489

Note:

1)	These figures include those fishermen who operate the fishing vessels that we charter for our marine catch business, who are paid by our Company.

2)	The decrease in number of employees was mainly due to the reduction in number of chartered vessels from nine (9) in 2006 to six (6) as at December 31, 2007.

All of our employees are based in the PRC. Our PRC permanent employees are unionized. We have not experienced any strikes, labor disputes or work stoppages by our employees and believe our relationship with our employees is good.

Staff Training

We view our human resource as one of our key assets and place great emphasis on staff training that not only imparts job skills but also inculcates desirable working attitudes.

Therefore, our employees at all levels are required to undergo training relevant for their positions. The training includes technical training which is conducted by both internal and external trainers. Training aspects include quality control, export trading procedures, permits, quality standards and compliance with quality standards, as well as management training.

In addition, a new employee undergoes orientation on hygiene requirements, compliance with company policies and procedures as well as the required technical skills before taking up his appointment.

Website Access to our SEC Reports

You may obtain a copy of the following reports, free of charge through the SEC’s website at www.sec.gov as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Proxy Statements for our Annual Stockholder Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contact at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

ITEM 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

We are dependent on the supply of fresh seafood in our production of processed seafood products and disruptions in the supply of fresh seafood could adversely affect our business operations.

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately, 76.5%, 60.3% and 47.2% of our sales in the fiscal years ended December 31, 2007, 2006 and 2005 respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

Specifically, fishing activities in waters around the PRC are restricted in certain months to ensure sustainable aquatic resources. In particular, the PRC Ministry of Agriculture imposes restrictions against fishing in the South China Sea in the months of June and July. There is no assurance that the PRC government may not impose more stringent fishing regulations, including but not limited to longer or more frequent periods that restrict fishing. Such restrictions against fishing or unfavorable weather conditions have a direct impact on the availability of the raw materials required for the production of our processed seafood products, and could lead to a shortage and/or an increase in the prices of our raw materials. Any shortage in the supply of or increase in the prices of the raw materials for our processed seafood products will adversely affect our business, profitability and financial condition.

Our profitability will be affected by fluctuations in the prices of our major raw materials.

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 78.4%, 74.2% and 64.6% of our total cost of sales of processed seafood products in the fiscal years ended December 31, 2007, 2006 and 2005 respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions.  Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on five major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 45.8%, 56.9% and 64.1% of our sales in the fiscal years ended December 31, 2007, 2006 and 2005 respectively. In the event these and other major customers do not continue to purchase from us or reduce their purchases from us or develop their own ability to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability will be affected. Please see the section “Major Customers” on Page 23 for more details.

We are dependent on five major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood products, we rely on our major suppliers for a significant portion of the supply of fresh seafood. Purchases from our top five suppliers of raw materials accounted for approximately 89.9%, 62.5% and 65.1% of our total purchases of raw materials in the fiscal years ended December 31, 2007, 2006 and 2005 respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected. Please see the section “Major Suppliers” on Page 23 for more details.

A significant portion of our business activities is transacted in cash and our internal controls in relation to cash management may not be able to address all the risks associated with the handling of cash and cash transactions.

Due to the nature of our business, our procurement of raw materials is fully transacted on a cash basis and a significant portion of our sales are transacted in cash. Our cash payment for the procurement of raw materials accounted for the whole of our total cost of sales for each of the fiscal years ended December 31, 2006, 2005 and 2004. Starting from 2007, we have requested our major suppliers to open bank accounts and thus we could settle the purchases through bank instructions. Sales transacted in cash accounted for 1.6%, 42.9% and 25.8% of our total sales for the fiscal years ended December 31, 2007, 2006 and 2005 respectively.

The internal controls in relation to cash management that we have put in place may not be able to address all the risks associated with the handling of cash and cash transactions. We may therefore be exposed to risks such as loss, theft, misappropriation and forgery of the cash used in our transactions. In the event such risks materialize, our financial position, business and results of operations may be materially and adversely affected.

Our profitability and continued growth is dependent on our ability to yield commercially viable products, to enhance our product range and expand our customer base.

The seafood processing industry is highly competitive. The growth potential of the seafood processing industry is dependant on population growth and consumer preferences. therefore believe that our profitability and continued growth is dependant on our ability to expand our customer base in existing and new markets by introducing new products that are fast growing and profitable in the populations that we serve, as well as our ability to develop commercially viable products through our product development efforts. If we do not succeed in these efforts, the growth of our sales may slow down and adversely affect our profitability. Please refer to the section “Research and Development” on Page 26 for further details of our research and development efforts.

Since we do not have long-term contracts with our suppliers and customers there is no guarantee that our suppliers will continue to supply us with raw materials, or that our customers will continue to purchase our products.

We do not have long-term contracts with our suppliers and our customers. Accordingly, there can be no assurance that we will continue to be able to obtain sufficient quantities of raw materials in a timely manner from our existing suppliers on acceptable terms, or that our existing customers will continue to purchase our products on terms that are acceptable to us or at all. In the event that we are unable to source for new suppliers or new customers on terms that are acceptable to us, our business and operations will be adversely affected.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2006; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2007. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

We currently lack an independent board of directors, which may result in the approval of transactions and policies without independent review.

We currently do not have any independent directors on our board. However, we intend to appoint at least two within ninety days.

In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof, subject to certain restrictions under our Articles of Incorporation. In addition, although we intend to establish audit and compensation committees which will consist entirely of outside directors, until those committees are established, transactions and compensation policies could be approved without independent review. These and other transactions could present the potential for a conflict of interest between our Company and its stockholders generally and the controlling officers, stockholders or directors.

There is no assurance that we will be able to execute our future plans successfully, or that our future plans will result in commercial success.

We intend to, inter alia and expand our operations and production capacity in the PRC by constructing new cold storage facilities and expanding our production facilities. Our expansion plans involve a number of risks, including inter alia the costs of investment in fixed assets, costs of working capital tied up in inventories, as well as other working capital requirements. Our expansion will also depend on our ability to secure new customers and/or sufficient orders. Failure to secure new customers or sufficient orders or to meet our customers’ orders would materially and adversely affect our business and financial performance.

There is no assurance that our future plans will result in commercial success. If we are unable to execute our expansion plans successfully, our business and financial performance would be materially and adversely affected.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Our continued growth and success depends in part on the popularity of our products. Sales of our marine catch and processed seafood products as a percentage of our total sales for the period under review were as follows:

	Year ended December 31,
Products	2007	2006	2005
	(%)	(%)	(%)
Marine catch	23.5	39.7	52.8

Processed seafood products	76.5	60.3	47.2

Shifts in consumer preferences or eating habits away from processed seafood products will materially affect our business. In addition, our continued success depends, in general, on the economic conditions, disposable income and consumer confidence in the countries in which we sell our products, all of which can affect discretionary consumer spending in such countries. Adverse changes in these factors would reduce the flow of customers and limit our pricing which will reduce our profitability.

Our business activities are subject to certain laws and regulations and our operations may be affected if we should fail to have in force the requisite licenses and permits.

We are required to obtain various licenses and permits in order to conduct our business of production and export of processed seafood products. These include the Hygiene Registration Certificate, which is a requirement in order to carry on the production of food products in the PRC, as well as the HACCP certificate and EU export registration, which is a requirement in order to export our processed seafood products to certain countries. Please see the section “Other Licenses and Permits” on Page 26 for further details. Our business is also subject to applicable laws and regulations. Please see the section “Government Regulations” of this Form 10-K for a summary of the material laws and regulations that apply to our Company.

Any failure to comply with the conditions stipulated in our licenses and permits may lead to their revocation or non-renewal. Any failure to observe the applicable laws and regulations may lead to the termination or suspension of some or all of our business activities or penalties being imposed on us. The occurrence of any of these events may adversely affect our business, financial condition and results of operations.

Our processed seafood products may be illegally tampered with such that they are rendered unfit for consumption and have to be recalled and destroyed.

Our processed seafood products are packed in plastic materials that can be illegally tampered with. Illegal tampering of our processed seafood products could result in such products being rendered unfit for consumption or cause them to fail to meet customer specifications, health and/or safe handling requirements. This may lead to a loss of customer confidence in our products; affect our reputation, cause product recalls and/or product destruction. In addition, we may incur substantial litigation costs and may be ordered to compensate consumers in the event of any illness or death caused by the consumption of an illegally tampered seafood product.

In the event that our processed seafood products are recalled or destroyed as a result of illegal tampering or a claim is made against us arising from the consumption of our products, our reputation, business goodwill and sales will be adversely affected.

Product or raw material deterioration will lead to loss of sales, higher costs, negative publicity, and payment of compensation to our customers and/or product liability claims.

Our raw materials and frozen processed seafood products, being perishable in nature, may deteriorate due to various reasons such as malfunctioning cold storage facilities, delivery delays or poor handling. This may lead to a delay in production or delivery of our products, a loss in revenue, costs incurred in the purchase of replacement raw materials and payment of compensation to our customers. Any deterioration in our raw materials or processed seafood products could have a material adverse effect on our business, operations and reputation.

Currently, we do not have any product liability insurance in respect of our products. We believe that premiums for product liability insurances are high compared to the risk of claims. In the event that the consumption of our processed seafood products causes harm, illness or death to a consumer of our products, whether as a result of product deterioration, spoiling, sabotage, willful action, omission or negligence, we may be liable to complaints, lawsuits and claims from consumers of our products which in turn could generate negative publicity and materially and adversely affect our business, financial condition and our operations.

Outbreak of disease or widespread contamination in any of the raw materials that we use in our production or any food scares may lead to a loss in consumer confidence and reduce the demand for our processed seafood products.

One of our competitive strengths is our established brand name and track record. We have received several awards and certificates for our high quality products, including the “Green Food” award. Any outbreak of disease or widespread contamination in any of the raw materials that we use in the production of our products or food scares in the markets in which our processed seafood products are manufactured or sold may have an adverse impact on our business as it may lead to a loss in consumer confidence and reduce the demand of our processed seafood products. It may also affect our sources of supply and we may have to look for alternative sources of supply which may be more costly, or which may not be available. If this develops into actual events, our operations and profitability will be adversely affected.

Any failure to meet health and hygiene standards may result in the suspension of licenses, accreditations or the loss of our ability to import and export our products.

We are subject to annual checks carried out by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC (CIQ). The CIQ’s annual check encompasses the inspection of food preparation, production and processing operations, as well as health checks on our employees. Failure to meet the required standards may result in our being required to take remedial measures to meet the health and hygiene standards, or in extreme cases, the cancellation or suspension of the license(s) and accreditation(s) required for us to carry on our operations. In the event that this should occur, our operations and financial condition will be materially and adversely affected and could lead to a loss in customer confidence in our products.

In addition, the CIQ makes random inspections on the processed seafood products that we export. Failure to meet the required standards of hygiene may affect our ability to export our processed seafood products and meet our customers’ orders on time. It may also lead to a restriction on our ability to export our processed seafood products which will materially and adversely affect our business, financial condition and operations.

Our chartering agreements with owners of fishing vessels may be prematurely terminated, making it difficult for us to carry out our business operations.

We have currently entered into agreements to charter six fishing vessels for our marine catch operations. Under these agreements, the owners of the fishing vessels are obliged and required, among other conditions, to procure and maintain the fishing licenses required to conduct the fishing of marine catch. Although our agreements are for various periods expiring between end 2007 and end 2009, there is a risk that these agreements may be prematurely terminated, for example, if the vessel owners fail to provide us with seaworthy vessels or fail to procure and maintain valid fishing licenses. There is also a risk that these owners will not renew or extend our chartering agreements upon expiry. If we are unable to enter into new chartering agreements on similar terms and on a timely basis, such premature termination or failure to renew or extend the agreements may have an adverse effect on the financial performance and prospects of our marine catch business.

We bear the risk of loss in shipment of our products and have no insurance to cover such loss.

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. since management considers the risk of loss to be minimal, with export sales representing less than 1% of our total sales. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

We are dependent on our Executive Directors and Executive Officers. Any loss in their services without suitable replacement may adversely affect our operations.

Our success to date has been largely due to the contribution of Pengfei Liu, our Executive Chairman and CEO. Mr. Liu is the founder of our Company, and has spearheaded our expansion and growth. He is responsible for our operations, marketing, public relations, strategic planning and development of new products and markets. Our continued success is dependent, to a large extent, on our ability to retain his services.

The continued success of our business is also dependent on our key management and operational personnel such as our Deputy CEO and Executive Director, Shaobin Yang, and our other executive officers. We rely on their experience in the processed seafood and marine catch industry, product development, sales and marketing and on their relationships with our customers and suppliers.

The loss of the services of any of our executive directors or executive officers without suitable replacement or the inability to attract and retain qualified personnel will adversely affect our operations and hence, our revenue and profits.

We are dependent on our customers’ ability to maintain and expand their sales and distribution channels. Should these distributors be unsuccessful in maintaining and expanding their distribution channels, our results of operations will be adversely affected.

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of December 31, 2007, our distribution network is comprised of 34 distributors located in five provinces. These distributors sub-distribute our dried processed seafood products to about 1,200 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

Failure to compete effectively in a competitive environment may affect our profitability.

We operate in the highly competitive processed seafood industry. We believe that our major competitors include international and domestic seafood processors. Some of these competitors may have significantly greater financial, technical and marketing resources, stronger brand name recognition and larger existing customer base than we do.

We also believe that these competitors may have the ability to respond more quickly to new or emerging technologies or may adapt more quickly to changes in customer requirements or may devote greater resources to the development, promotion and sales of their products than us.

There is no assurance that we will be able to continue competing successfully against present and future competitors. We believe that important factors to achieving success in our industry include maintaining customer loyalty by cultivating long-term customer relationships, achieving consistent product renewal and maintaining the quality of our products. If we are unable to attain these, we may lose our customers to our competitors and this will adversely affect our market share. Increased competition may also force us to lower our prices, thus reducing our profit margins and affecting our financial performance and condition. Such competition may have a material adverse effect on our business, financial position and results of operations. Please refer to the section captioned “Competition” in this Form 10-K for further details as to our present competitors.

Any outbreak of earthquake, tsunami, adverse weather or oceanic conditions or other calamities may result in disruption in our operations and could adversely affect our sales.

We are based in Fujian Province which is situated in southeast China on the coast of the East China Sea. Fujian is a vital navigation hub between the East China Sea and South China Sea, and is also rich in agricultural and marine resources. Our main raw materials for our marine catch business come from the Taiwan Straight, which is also the place where we conduct our marine catch operations.

In 2004, an undersea earthquake occurred off the west coast of Sumatra Indonesia. This earthquake triggered a series of devastating tsunamis along the costs of most landmasses boarding the Indian Ocean. More than 225,000 people in 11 countries were killed, and coastal communities were inundated with waves up to 100 feet.

Due to the location of our business, we may be at risk of experiencing another tsunami, earthquake or other adverse weather or oceanic conditions. This may result in the breakdown of our facilities, such as our cold storage facilities, which will in turn lead to deterioration of our products with the potential for spoilage. This could adversely affect our ability to fulfill our sales orders and adversely affect our profitability.

Adverse weather conditions affecting the fishing grounds where the fishing vessels chartered by us operate such as storms, cyclones and typhoons or cataclysmic events such as tsunamis may also decrease the volume of our fish catches or may even hamper our fishing operations. Our operations may also be adversely affected by major climatic disruptions such as El Nino which in the past has caused significant decreases in seafood catches worldwide.

We are in the business of processing, distributing and selling processed seafood products and marine catch. Thus, a dramatic reduction in fish resources may adversely affect our business.

We are in the business of processing, distributing, and selling processed seafood products, as well as selling marine catch. As such, 100% of our raw materials are obtained through the practice of fishing. Due to over-fishing, the stocks of certain species of fish may be dwindling and to counteract such over-fishing, governments may take action that may be detrimental to our ability to conduct our operations. If the solution proffered or imposed by the governments controlling the fishing grounds either restrict our ability to procure seafood supply or if such action limits the types, quantities and species of fish that we are able to procure or catch, our operations and prospects may be adversely affected.

We are exposed to the credit risk of our customers which may cause us to make larger allowances for doubtful trade receivables or incur bad debt write-offs.

Our customers may default on their payments to us. Although we review the credit risk of our customers regularly, such risks will nevertheless arise from events or circumstances that are difficult to anticipate or control, such as an economic downturn.

Our trade receivables turnover days were approximately 27, 33 and 57 days in 2007, 2006 and 2005 respectively. Our allowances for doubtful trade receivables as at December 31, 2007, 2006, and 2005 were approximately $21,000, $6,000 and $22,000 respectively, and in the range of 0.5% to 0.6% of our gross trade receivables.

As a result of this credit risk exposure of our customers defaulting on their payments to us, we may have to make larger allowances for doubtful trade receivables or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

We may be subject to foreign exchange risk and may incur losses arising from exchange differences upon settlement.

We sell our dried processed seafood products, frozen processed seafood products and marine catch mainly to local customers. Direct exports as a percentage of our sales ranged between 0.5% to 4.2% during the period under review. Our sales are denominated in RMB and US$, while our purchases are denominated in RMB.

For the period under review, the percentages of our sales denominated in RMB and US$ were as follows:

	Year ended December 31,
	2007	2006	2005
	(%)	(%)	(%)
RMB	99.5	99.1	95.8

US$	0.5	0.9	4.2

We may incur losses arising from exchange differences upon settlement. To the extent that our sales, purchases and expenses are not naturally matched in the same currency and there are timing differences between collections and payments, we will be exposed to any adverse fluctuations in the exchange rates between the various foreign currencies and the RMB. Any restrictions over the conversion or timing of conversion of foreign currencies may also expose us to adverse fluctuations in exchange rates. As a result, our earnings may be materially and adversely affected.

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at December 31, 2007, the closing exchange rate was approximately US$1.00 to RMB7.3141. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

We currently do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains and losses over the past three fiscal years ended December 31, 2007, 2006 and 2005 respectively, have been relatively low. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise.

Please refer to the section “Foreign Exchange Exposure” of this Form 10-K for further details.

Our products and brand name may be replicated or counterfeited which will in turn have an adverse effect on our Company and we may be affected by intellectual property rights disputes.

We have registered certain trademarks in the PRC, details of which are set out in the section “Intellectual Property” on Page 25. Despite the protection of our trademark under the intellectual property laws of the PRC, such laws may not be adequate or effectively enforced against third parties who may violate our proprietary rights by illegally using our trademarks or our brand name. Our products and brand names may be replicated or counterfeited, which in turn may adversely affect our reputation and brand image.

Policing unauthorized use of our trademarks or brand is difficult and costly, particularly in countries where the laws may not fully protect our proprietary rights. There can be no assurance that our means of protecting our proprietary rights will be adequate. Any unauthorized use of our trademarks and brand may damage our brand, recognition and reputation. This may lead to our customers losing confidence in our brand and products, which, in turn, may lead to a loss in our business and hence sales.

RISKS RELATED TO DOING BUSINESS IN CHINA

Our operations in the PRC are subject to the laws and regulations of the PRC and any changes in the laws or policies of the PRC may have a material impact on our operations and financial performance.

As our processed seafood products and marine catch businesses are carried out in the PRC, we are subject to and have to operate within the framework of the PRC legal system. Any changes in the laws or policies of the PRC or the implementation thereof, for example in areas such as foreign exchange controls, tariffs, trade barriers, taxes, export license requirements and environmental protection, may have a material impact on our operations and financial performance.

The corporate affairs of our companies in the PRC are governed by their articles of association and the corporate and foreign investment laws and regulations of the PRC. The principles of the PRC laws relating to matters such as the fiduciary duties of directors and other corporate governance matters and foreign investment laws in the PRC are relatively new. Hence, the enforcement of investors or shareholders' rights under the articles of association of a PRC company and the interpretation of the relevant laws relating to corporate governance matters remain largely untested in the PRC.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business if stricter regulations are imposed on the overseas business practices of PRC companies

Our operations are carried out through our wholly-owed subsidiaries which are located in the PRC. As such, the laws of the PRC govern our businesses and operations. The PRC legal system is a codified system of written laws, regulations, circulars, administrative directives and internal guidelines. The PRC government is still in the process of developing its legal system to encourage foreign investment and to align itself with global practices and standards. As the PRC economy is undergoing development at a faster rate than the changes to its legal system, some degree of uncertainty exists in connection with whether and how existing laws and regulations apply to certain events and circumstances. Some of the laws and regulations and the interpretation, implementation and enforcement of such laws and regulations are also at an experimental stage and are subject to policy changes. Hence, precedents on the interpretation, implementation and enforcement of certain PRC laws are limited and court decisions in the PRC do not have binding effect on lower courts. Accordingly, the outcome of dispute resolutions and litigation may not be as consistent or predictable as in other more developed jurisdictions and it may be difficult to obtain swift and equitable enforcement of the laws in the PRC, or to obtain enforcement of a judgment by a court or another jurisdiction.

In particular, on August 8, 2006, six PRC regulatory bodies, including the Ministry of Commerce (MOFCOM) and the China Securities Regulatory Commission (“CSRC”), jointly promulgated the new “Regulations on Foreign Investors Merging with or Acquiring Domestic Enterprises”, which took effect on September 8, 2006 (“2006 M&A Rules”). The 2006 M&A Rules regulate, inter alia, the acquisition of PRC domestic companies by foreign investors.

On September 21, 2006, the CSRC promulgated the “Guidelines on Domestic Enterprises Indirectly Issuing or Listing and Trading their Stocks on Overseas Stock Exchanges” (the “CSRC Guidelines”).

Under the 2006 M&A Rules and the CSRC Guidelines, the listing of overseas special purpose vehicles (“SPV”) which are controlled by PRC entities or individuals are subject to the prior approval of the CSRC.

The 2006 M&A Rules and the CSRC Guidelines do not provide any express requirement for an SPV to retroactively obtain CSRC approval where the restructuring steps had been completed prior to September 8, 2006.

Yuan Tai Law Offices, our Legal Adviser on PRC Law, is of the opinion that (i) we have obtained all the necessary governmental approvals from PRC authorities for the restructuring of our subsidiaries prior to September 8, 2006, (ii) we do not need to obtain CSRC approval and (iii) it is not necessary for us to comply retroactively with the requirement of obtaining the prior approval of the CSRC for our public listing in the U.S.

There is no assurance that these PRC authorities will not issue further directives, regulations, clarifications or implementation rules requiring us to obtain further approvals in relation to our public listing in the U.S.

PRC foreign exchange control may limit our ability to utilize our cash effectively and affect our ability to receive dividends and other payments from our PRC subsidiaries.

Our PRC subsidiaries, which are foreign investment entities (“FIEs”), are subject to the PRC rules and regulations on currency conversion. In the PRC, the State Administration of Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises (including wholly foreign-owned enterprises) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs”. With such registration certification (which have to be renewed annually), FIEs are allowed to open foreign currency accounts including the “current account” and “capital account”. Currently, transactions within the scope of the "current account" (for example, remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account” (for example, for capital items such as direct investments, loans and securities) still requires the approval of the SAFE. Our PRC operating subsidiary Rixiang has obtained the "Foreign Exchange Registration Certificates for FIEs", which is subject to annual review.

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2007 and 2006, approximately 99.5% and 99.1% of our sales respectively was denominated in RMB. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

Our subsidiaries, operations and significant assets are located outside the U.S. Shareholders may not be accorded the same rights and protection that would be accorded under the Securities Act. In addition, it could be difficult to enforce a U.S. judgment against our Directors and officers.

Our subsidiaries, operations and assets are located in the PRC. Our subsidiaries are therefore subject to the relevant laws in the PRC. U.S. law may provide shareholders with certain rights and protection which may not have corresponding or similar provisions under the laws of the PRC. As such, investors in our common stock may or may not be accorded the same level of shareholder rights and protection that would be accorded under the Securities Act. In addition, all our current executive directors are non-residents of the U.S. and the assets of these persons are mainly located outside the U.S. As such, there may be difficulty for our shareholders to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against any of these persons.

We are subject to the PRC's environmental laws and regulations and in the event stricter rules are imposed to protect the environment, we may have to incur higher costs to comply with such rules.

Our production facilities in the PRC will be subject to environmental laws and regulations imposed by the PRC authorities, inter alia, in respect of air protection, waste management and water protection. In the event stricter rules are imposed on air protection, waste management and water protection by the PRC authorities, we may have to incur higher costs to comply with such rules. Accordingly, our financial performance may be adversely affected. In addition, we require license for the discharge of pollutants for our operations, which is subject to annual review and renewal. In the event that we fail to renew our license with the relevant authority, our operations and financial performance will be adversely affected.

The outbreak of avian influenza and/or other communicable diseases, if uncontrolled, could affect our financial performance and prospects.

The avian influenza virus is a virus found chiefly in birds, but infections with these viruses can occur in humans. In January of 2004, the first case of the avian influenza was reported in Guangxi, Hunan and Hubei provinces. Later reports also came from Anhui, Liaoning, Shanghai and Guangdong provinces. As of August 2006, there have been 88 recorded outbreaks of the avian influenza in the PRC.

Because our operations are carried out through our wholly-owned subsidiaries located in the PRC, the outbreak of avian influenza and/or other communicable diseases, if uncontrolled, can have an adverse effect on business sentiments and environment. In addition, if any of our employees, our customers or our suppliers, is affected by the outbreak of communicable diseases, it can adversely affect, among others, our operations, our customers' orders and our supply of raw materials. Accordingly, our sales and profitability will be materially and adversely affected.

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. Government action in the future may require us to divest ourselves of any interest we hold in Chinese properties.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to continue to operate in China may be affected by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanged may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in the U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Pengfei Liu will have significant influence over the outcome of matters submitted to Shareholders for approval.

Mr. Liu currently owns approximately 50.96% of our authorized share capital. As a result, he will be able to exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions.  His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Our share price may be volatile, which can result in substantial losses for investors who purchase our common stock.

The market price of our common stock may be highly volatile and can fluctuate significantly and rapidly in response to, inter alia, the following factors, some of which are beyond our control:

•	Variations in our operating results;

•	Success or failure of our management team in implementing business and growth strategies;

•	Gain or loss of an important business relationship or adverse financial performance by a significant customer or group of customers;

•	Changes in securities analysts’ recommendations, perceptions or estimates of our financial performance;

•	Changes in conditions affecting the seafood packaging and processing industry, the general economic conditions or stock market sentiments or other events or factors in the PRC;

•	Changes or developments in laws, regulations or taxes in the seafood processing and packaging industry in the PRC;

•	The temporary or permanent loss of our seafood processing and packaging facilities due to casualty, weather or any extended or extraordinary maintenance or inspection that may be required.

•	Changes in market valuations and share prices of companies with similar businesses that may be listed in the U.S. or anywhere else in the world;

•	Additions or departures of key personnel;

•	Fluctuations in stock market prices and volume; or

•	Involvement in litigation.

Additional funds raised through issue of new shares for our future growth will dilute Shareholders’ equity interests.

Although we have identified our expansion plans as avenues to pursue growth in our business, we may also find other opportunities to grow, including acquisitions which cannot be predicted at this juncture. Under such circumstances, we may seek to sell additional equity or debt securities or obtain a credit facility. If new shares placed to new and/or existing shareholders are issued in the future, they may be priced at a discount to the then prevailing market price of our shares trading on the OTC Bulletin Board or any other stock exchanges, in which case, existing shareholders' equity interest will be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense and gearing, contain restrictive covenants with respect to dividends, future fund raising exercises and other financial and operational matters.

Negative publicity may adversely affect our share price.

One of our competitive strengths is our established brand name and track record. We have been involved in the production of processes seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award, and our products have received several other awards such as the “Green Food” award. Please see “Competition” on Page 20. We have also established a track record in the processed seafood industry which instills confidence in our products and attracts new customers from South Korea, Japan, Taiwan, Russia and Ukraine, as well as potential customers from the European Union. Negative publicity involving us, any of our directors or executive officers may adversely affect our stock market price whether or not such negative publicity is justified.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board under the symbol CMFO. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Certain provisions of our Amended Articles of Incorporation may make it more difficult for a third party to effect a change- in-control.

Our Amended Articles of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B. Unresolved Staff Comments

On January 11, 2008, we received a letter from the Securities & Exchange Commission (“SEC”) in regards to comments of the Form S-1 filed with the Commission on December 14, 2007. We made appropriate amendments pursuant to the letter from the SEC dated January 11, 2008 and filed with the Commission Form S-1 (Amendment No. 1) on February 5, 2008.

On February 28, 2008, we received a letter from the SEC in regards to comments of the Form S-1 (Amendment No. 1) filed with the Commission on February 5, 2008. We made the appropriate amendments pursuant to the letter from the SEC dated February 28, 2008 and filed with the Commission Form S-1 (Amendment No. 2) on March 14, 2008.

ITEM 2.  Properties

LAND USE RIGHTS

As at December 31, 2007, we owned the following land-use rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Certificate Reference No.	Location	Use	Date of Expiration of Tenure	Land Area (square meters)	Encumbrance
ShiXiangGuoYong (2006) No. 0005	Plot 0005 (2006), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Industrial	December 31, 2052	3,374.05	Nil

SiXiangGuoYong (2001) No. 0006	Plot 0006 (2001), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Industrial	March 11, 2052	3,638.25	Nil

ShiXiangGuoYong (2001) No. 0007	Plot 0007, Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Industrial	December 31, 2052	3,960.32	Nil

ShiXiangGuoYong (2002) No. 0009	Plot 0009, Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Industrial	December 2, 2052	6,723.08	Nil.

BUILDINGS

As at December 31, 2007, we owned the following building ownership rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Reference No.	Location	Use	Date of Expiry of Tenure	Land/Floor Area (square meters)	Encumbrance
ShiXiang (2001) No.0016	Block A at Plot 0006 (2001), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Production and packaging facilities	June 5, 2051	705.60/1,489.60	Nil

ShiXiang (2001) No. 0017	Block B at Plot 0006 (2001), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Boiler facilities	June 5, 2051	145.38/145.38	Nil

ShiXiang (2001) No. 0018	Block C at Plot 0006 (2001), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Production and cutting/slicing facilities	June 5, 2051	934.46/1,991.29	Nil

ShiXiang (2001) No. 0019	Cold storage facility at Plot 007(2001), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Cold Storage	June 5, 2051	1,224.84/1,289.29	Nil

ShiXiang (2001) no. 0020 (1)	Block A at Plot 0009 (2002), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Staff dormitory	June 5, 2051	1,561.17/3,347.54	Nil

ShiFangQuan ZhengXiangZhi No. 00018(1)	Block B at Plot 0009 (2002), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Office	September 28, 2052	942.19/3,268.41	Nil

ShiFangQuan Zheng XiangZhi No. 00567	Block A at Plot 0005 (2006), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Factory Space	December 31, 2052	620.00/620.00	Nil

ShiFangQuan Zheng XiangZhi No. 00568	Block B at Plot 0005 (2006), Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Factory Use	December 31, 2052	670.56/670.56	Nil

Note:

1)	Mingxiang owned the building ownership rights to these two properties. Jixiang owned the building ownership rights to the other properties.

ITEM 3.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Change of Name; Reverse Merger

On November 17, 2007, the Majority Controlling Shareholder approved a Joint Written Consent of the Sole Director and Majority Stockholder to Action Taken Without A Meeting (“Consent”) to enter into a Share Exchange Agreement (“Agreement”) with Nice Enterprise Trading H.K. Co., Limited (“Nice Enterprise”) and Nice Enterprise’s Shareholders. Furthermore, the Consent stated that we had accepted the resignation of Richard Crimmins from the Board of Director and that Pengfei Liu, Shaobin Yang and Weipeng Liu have been appointed to the Board of Directors of the Company effective as of the Closing Date referenced in the Agreement. Finally, the Consent approved the name change of our Company from New Paradigm Productions, Inc. to China Marine Food Group Limited which was filed on Form 8-K with the Commission on November 23, 2007.

PART II.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

MARKET INFORMATION

Our common stock is quoted on OTC Bulletin Board, under the trading symbol CMFO. The CUSIP number is 16943R 106. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connection dealers in stocks. OTC Bulletin Board Stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the last two fiscal years.

	High	Low
Fiscal 2007
First Quarter	$0.75	$0.75
Second Quarter	$0.75	$0.80
Third Quarter	$15.00	$0.80
Fourth Quarter	$4.78	$2.55

Fiscal 2006
First Quarter	$0.75	$0.75
Second Quarter	$0.75	$0.80
Third Quarter	$0.80	$0.80
Fourth Quarter	$0.80	$0.80

The above quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

As of March 24, 2008, there were 85 holders of record of our common stock.

DIVIDENDS

Pursuant to a Stock Purchase Agreement with Halter Financial Investments, L.P. dated September 13, 2007, we paid a special cash dividend in the aggregate amount of $392,028, or $$0.364 per share, to holders of our common stock outstanding on September 12, 2007.

Other than the cash dividend describe above, we have never paid or declared dividends. However, holders of our common stock are entitled to dividends if declared by our board of directors out of funds legally available. We do not, however, anticipate the declaration or payment of any dividends at the moment. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

ITEM 6. Selected Financial Data

The following tables summarize the consolidated financial data of China Marine for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere herein. The selected consolidated statements of operations data for the financial years ended December 31, 2007; and the selected consolidated balance sheet data as of December 31, 2007 are derived from our consolidated financial statements, which are included elsewhere herein, and have been audited by Cordovano and Honeck, LLP (“C & H”), an independent registered public accounting firm, as indicated in their report. Whereas the selected consolidated statements of operations data for the financial years ended December 31, 2006 and 2005; and the selected consolidated balance sheet data as of December 31, 2006 are derived from our consolidated financial statements, which are included elsewhere herein, and have been audited by Zhong Yi (Hong Kong) C.P.A. Company Limited, an independent registered public accounting firm, as indicated in their report.

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Revenue	$36,425	$27,442	$14,939
Cost of sales	(25,649)	(19,730)	(11,198)
Gross profit	10,776	7,712	3,741
Depreciation and amortization	(37)	(32)	(26)
Selling and distribution expenses	(149)	(94)	(57)
General and administrative expenses	(598)	(388)	(208)
Other income	223	110	128
Interest expense	(333)	(272)	(215)
Income before income tax	9,882	7,036	3,363
Income tax expense	(1,221)	-	(14)
Net income attributable to the Shareholders of the Company	$8,661	$7,036	$3,349

Earnings per Share — basic (US$) (1)	$0.377	$0.450	$0.214

Earnings per Share — diluted (US$) (2)	$0.344	$0.450	$0.214

Weighted average shares outstanding - basic (1)	22,972	15,624	15,624

Weighted average shares outstanding - diluted (2)	25,142	15,624	15,624

Note:

(1)	Basic earnings per share is computed using the weighted average number of the ordinary shares outstanding during the year.

(2)
Diluted earnings per share is computed using the weighted average number of the ordinary shares and ordinary share equivalents outstanding during the year plus the number of warrants issued during the year.

	As at December 31,
	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,477	$9,182
Total current assets	30,013	11,643
Total assets	34,130	15,430
Short-term borrowings	772	3,793
Total current liabilities	2,602	5,115
Total stockholders’ equity	31,528	10,315

ITEM 7.  Management's Discussion and Analysis or Financial Condition and Results of Operation

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Nice Enterprise, and its subsidiaries, Shishi Rixiang Marine Foods Co. Ltd. (“Rixiang”), which is incorporated in the PRC. We engage in the business of processing, distribution and sale of processed seafood products, as well as the sale of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

Reverse acquisition and private placement

On November 17, 2007, we completed a reverse acquisition transaction with Nice Enterprise through a share exchange with Nice Enterprise’s former stockholders.

Pursuant to the share exchange agreement, the shareholders of Nice Enterprise exchanged 100% of their outstanding capital stock in Nice Enterprise for approximately 15,624,034 shares of our common stock, or approximately 93.15% shares of our outstanding common stock after the share exchange. In connection with the share exchange, a majority of our shareholders of record as of November 16, 2007 approved a resolution by our board of directors to change our name from New Paradigm Productions, Inc. to China Marine Food Group Limited (“China Marine”). The name change became effective on January 9, 2008 upon the filing of a Certificate of Amendment to our Amended Articles of Incorporation with the State of Nevada on the twentieth day following the mailing of a Definitive Information Statement to our shareholders.

Concurrently with the closing of the reverse acquisition on November 17, 2007, we completed a private placement of our securities to certain accredited investors who subscribed for units consisting one share of common stock and a warrant to purchase one-fifth of one share of our common stock. The investors subscribed for aggregate of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of our common stock at $3.214 per unit. The units were offered and sold pursuant to exemptions from registration under the Securities Act, including without limitation, Regulation D and Regulation S promulgated under the Securities Act. Each warrant issued to the investors has a term of three years and is exercisable at any time for a price equal to $4.1782 in cash or on a cashless exercise basis.

Upon the close of the reverse acquisition, Richard Crimmins, our sole director, submitted his resignation letter pursuant to which he resigned from all offices of the Company he holds which resignations will become effective immediately. Mr. Liu replaced him as our Chief Executive Officer and Interim Secretary effective on the close of the reverse acquisition. Prior to the effective date of the reverse acquisition, Mr. Liu served at Nice Enterprise as its Chief Executive Officer.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Nice Enterprise as the acquirer and China Marine as the acquired party. When we refer herein to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Nice Enterprise on a consolidated basis unless the context suggests otherwise.

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products, as well as the sale of marine catch. Our two other subsidiaries, Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”) and Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”) are property holding companies. These two companies operate solely to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory.

Our dried processed seafood products include dried prawns, dried squids, dried file fish, roasted prawns, shredded roasted squids, roasted squids, roasted file fish, roasted sea eels and other seafood items. Our dried processed seafood is predominantly sold under our registered trademark, the “Mingxiang” brand name. Our brand name has been awarded the “Fujian Famous Brand” award by the Fujian Commerce Authority. Our dried processed seafood products are mainly sold to distributors in Fujian Province and Zhejiang Province, who in turn distribute them to major supermarkets and retailers throughout these provinces.

Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. These are sold directly to wholesalers within the PRC and overseas, either through direct export or through export agents. Our products are sold to overseas market such as Japan, South Korea, Taiwan, Russia, Ukraine and USA.

Our marine catch mainly consists of four main species, namely squid, hairtail fish, Japanese butter fish and cuttlefish. We work with local fishermen and charter a number of fishing vessels to harvest marine catch from the East China Sea and the Taiwan Strait. The marine catch is sold to customers in the Fujian and Shandong Provinces, some of whom directly export the marine catch to Japan, South Korea and Taiwan.

All the harvest from our marine catch is sold to customers on a direct basis. We do not use any of our own marine catch for the production of our processed seafood products. Instead, the raw materials for our processed seafood products are solely purchased from independent fishermen in nearby markets for further processing.

Sales of our processed seafood products accounted for approximately 76.5%, 60.3% and 47.2% of our total sales in year 2007, 2006 and 2005 respectively. Sales of our marine catch accounted for approximately 23.5%, 39.7% and 52.8% of our total sales in year 2007, 2006 and 2005 respectively. Having recognized that the processed seafood segment has significant growth potential, and that the gross profit margin for the sales of marine catch may deteriorate due to higher fuel and operating costs, we will continue to focus our resources on the processed seafood segment.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on our ability to produce and harvest on a timely basis. Raw material costs accounted for approximately 78.4%, 74.2% and 64.6% of our total cost of sales of processed seafood products in year 2007, 2006 and 2005 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

Specifically, fishing activities in waters around the PRC are restricted in June and July each year to ensure sustainable aquatic resources. As such, some of our suppliers such as fishermen are restricted from fishing during this period due to the restrictions against fishing along the Taiwan Strait imposed by the PRC’s Ministry of Agriculture. There is no assurance that the PRC government may not impose more stringent fishing regulations, including but not limited to longer or more frequent periods that restrict fishing.

Any shortage in the supply of or increase in the prices of the raw materials for our processed seafood products will adversely affect our sales.

•
Our ability to maintain existing accreditations such as HACCP, ISO9001:2000, ISO14001:2004 and the EU Export Certification accreditations will affect our ability to maintain our presence in our existing market and to expand into new market territories.

•	Our ability to price our products competitively against existing competitors and new market entrants by achieving economies of scale.

•	Our ability to build on our established track record and reputation as a supplier of high quality processed seafood products and capability to deliver products in a timely manner.

•	Our ability to maintain existing business relationships and to secure new customers, which may be affected by the general economic or political conditions in our local and overseas markets.

•	Our ability to introduce new products to capture a wider group of consumers and to cater to different and changing consumers’ preferences.

Please refer to the section “Risk Factors” herein for further information on other factors that may affect our revenue.

Production facilities and employees

Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, the PRC. We have five production lines for the processing of dried processed seafood products: roasted file fish, roasted prawns, shredded roasted squid, roasted squids and smoked products, and one production line for the processing of frozen seafood products.

As at December 31, 2007, we employed 634 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood products. However, sales are usually higher before and during the Chinese New Year. As for the sales of our marine catch, in particular, hairtail fish, cuttlefish and Japanese butter fish, sales may be lower in June and July due to the reduced supplies as a result of the restriction on fishing in the Taiwan Strait during these two months.
Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch. The breakdown is as follows:

	Year ended December 31,
US$ ’000	2007	2006	2005
Processed seafood products	18,798	11,364	5,451
Marine catch	6,851	8,366	5,747
Total	25,649	19,730	11,198

Cost of sales - Processed seafood products

Our cost of sales comprises mainly raw materials, direct labour and manufacturing overheads. The following table sets out details of our cost of sales:

	Year ended December 31,
	2007		2006		2005
	US$’000%		US$’000%		US$’000%
Raw materials	14,734	78.4	8,438	74.2	3,522	64.6
Direct labor	1,507	8.0	1,312	11.6	700	12.8
Manufacturing overheads	2,557	13.6	1,614	14.2	1,229	22.6
Total	18,798	100.0	11,364	100.0	5,451	100.0

Raw materials

Raw materials comprise mainly seafood such as fish, prawns and squids, salt, sugar and other seasonings. We use seafood which are fished from the open sea and not bred through aquaculture. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market. We are located close to the Xiangzhi (Shishi) fishing port, which is one of the largest fishing ports in the Fujian province, and one of the state-level fishing port centres.

We believe our strategic location allows us to have up-to-date information on the market price of our raw materials and this has allowed us to purchase our raw materials at the best available price.

Our proximity to our suppliers has also allowed us to have fresh supplies of raw materials and this has enabled us to ensure freshness and quality in our finished products. The proximity has also enabled us to reduce raw material transportation costs and lead-time to obtain our supplies.

Raw material costs accounted for approximately 78.4%, 74.2% and 64.6% of our cost of sales in year 2007, 2006 and 2005 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs from 2005 to 2006 and from 2006 to 2007 was due to the increased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for 8.0% to 12.8% of our cost of sales for the years under review. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as the production volume, the number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount as at December 31, 2007 has increased to 634 from 254 in the beginning of 2005. The increase was mainly due to an increase in the production headcount, from 135 in the beginning of 2005 to 493 as at December 31, 2007, arising from the increase in the scale of the production operations for our processed seafood products.

Manufacturing overheads

Manufacturing overheads comprise depreciation, water and electricity and packaging materials which are used directly in the packaging of finished goods.

Cost of sales - Marine catch

	Year ended December 31,
	2007		2006		2005
	US$’000%		US$’000%		US$’000%
Rental / charter hires	930	13.6	1,085	13.0	1,043	18.2
Crew salaries and wages	437	6.4	378	4.5	300	5.2
Bunker fuel	3,484	50.8	4,532	54.2	3,301	57.4
Repair & maintenance	1,154	16.8	1,213	14.5	545	9.5
Other expenses	846	12.4	1,158	13.8	558	9.7
Total	6,851	100.0	8,366	100.0	5,747	100.0

Rental / charter hires

We commenced our marine catch operation in June 2002, with the chartering of two fishing vessels with an aggregate net tonnage of 44 tons. In December 2007, we have a fleet of six chartered fishing vessels with an aggregate net tonnage of 256 tons. However, taking into consideration of the significant growth potential in the processed seafood segment and the deteriorating gross profit margin for the sales of marine catch due to higher fuel and operating costs, we decided to focus our resources on the processed seafood segment going forward. In this connection, all the chartering agreements with the fishermen have been terminated by us at the end of 2007. We are not subject to any penalties for terminating these chartering agreements which are about to be ended in 2008 or 2009.

Crew salaries and wages

We have entered into agreements with the owners of fishing vessels, from whom we have chartered six fishing vessels for our marine catch operations by the end of 2007. The size of the fishing crew has increased over the last few years as we increased the number of fishing vessels. Pursuant to the agreements, we are required to bear the salaries and wages of the fishing crew.

Bunker fuel

Our main cost of operations is the cost of bunker fuel for the operation of the chartered vessels. The price of bunker fuel is dependent on world oil prices. The unit cost of bunker fuel has increased from $0.47 - 0.52 per litre in year 2005, to $0.70 - 0.95 per litre in year 2007. The increase in fuel prices is consistent with the increase in world oil prices. In addition, the fishing vessels made more voyages from 2005 to 2006, as evidenced by the increase in revenue from our marine catch. The reduction in bunker fuel cost from 2006 to 2007 was mainly due to a decrease in the number of chartered fishing vessels from 10 in 2006 to 9 in the first six months of 2007 which was further reduced to 6 in July 2007.

Repair and maintenance and other expenses

Repair and maintenance costs relate to the repair of the vessels and the fishing nets used for our marine catch operations. The vessels require regular maintenance both during their voyages and when they are back to the port. Included under other expenses mainly include the costs of ice required to keep the freshness of the marine catch. The fishes are sorted and packed in ice boxes and then sent directly to customers upon reaching the port.

Selling and distribution expenses

Our selling and distribution expenses comprise mainly salaries of sales and marketing staff, costs in participating in exhibitions, freight charges, advertisement and product and hygiene inspection costs by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC, Health and Food Safety Authority, Quality and Technical Supervision Board. Our selling and distribution expenses accounted for approximately 0.4%, 0.3% and 0.4% of our total revenue in year 2007, 2006 and 2005 respectively.

General and administrative expenses

Our administrative expenses comprise mainly salaries and staff benefits for employees, provision for doubtful debt, traveling and entertainment expenses. Our administrative expenses accounted for approximately 1.6%, 1.4% and 1.4% of our total revenue in year 2007, 2006 and 2005 respectively.
Other income

Other income related mainly to rental income, government subsidies and interest income.

Rental income related to the collection of rental on the 33 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on 1-year lease term. The government subsidies relate to grants by the government for research and development projects undertaken and for accreditations like HACCP & ISO certification and Green Food certification undertaken by us.

Interest expense

Our interest expense related to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.9%, 1.0% and 1.4% of our total revenue in year 2007, 2006 and 2005 respectively.

Income tax expense

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

Prior to January 2005, our business was carried out under Mingxiang which was incorporated as a PRC limited liability company and thus was subjected to an Enterprise Income Tax rate of 33% of its taxable income.

According to the Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises, foreign investment enterprises engaged in production established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones are located may pay income taxes at a reduced rate of 24.0%. In addition, foreign investment enterprises engaged in production having a period of operation of not less than 10 years shall be exempted from income tax for the first 2 profit-making years and a 50.0% reduction in the income tax payable for the next 3 years.

With effect from January 1, 2005, Rixiang acquired the business operations of Mingxiang, which subsequently became a property holding company. Rixiang was incorporated as a FIE and was granted the tax incentives for FIEs, and was exempted from income tax for 2005 and 2006. For 2007, 2008 and 2009, Rixiang will be subject to PRC state income tax of 12%.

Jixiang is also a property holding company and is not subject to tax.

The lower effective tax rates for the financial years under review were due mainly to tax exemption granted under the tax incentives. However, such tax incentives may be withdrawn in the future without prior notice.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products and marine catch, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the years ended December 31, 2007, 2006 and 2005 is set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product

	Year ended December 31,
	2007		2006		2005
	US$’000%		US$’000%		US$’000%
Processed seafood products	27,863	76.5	16,551	60.3	7,046	47.2
Marine catch	8,562	23.5	10,891	39.7	7,893	52.8
Total	36,425	100.0	27,442	100.0	14,939	100.0

Sales by geographical region

	Year ended December 31,
	2007		2006		2005
	US$’000%		US$’000%		US$’000%
PRC
Shandong	5,047	13.9	6,613	24.1	4,224	28.3
Zhejiang	14,131	38.8	9,129	33.3	3,458	23.1
Fujian	16,041	44.0	11,025	40.2	6,408	42.9
Others	1,011	2.8	425	1.5	217	1.5
Total PRC (1)	36,230	99.5	27,192	99.1	14,307	95.8
Asia (2)	97	0.2	99	0.4	287	1.9
Others (3)	98	0.3	151	0.5	345	2.3
Total	36,425	100.0	27,442	100.0	14,939	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan, Japan and South Korea. Such sales amounted to $6.1 million, $8.5 million and $6.8 million in year 2007, 2006 and 2005 respectively.

(2)	Sales to Asia mainly related to exports to Japan.

(3)	Export sales to other countries include sales to Russia and Ukraine.

Gross profit by product

	Year ended December 31,
	2007		2006		2005
	US$’000%		US$’000%		US$’000%
Processed seafood products	9,065	84.1	5,186	67.2	1,595	42.6
Marine catch	1,711	15.9	2,526	32.8	2,146	57.4
Total	10,776	100.0	7,712	100.0	3,741	100.0

Gross profit margin by product

	Year ended December 31,
	2007	2006	2005
	%	%	%
Processed seafood products	32.5	31.3	22.6
Marine catch	20.0	23.2	27.2
Overall	29.6	28.1	25.0

Year 2007 compared to Year 2006

Sales

Our revenue increased by approximately $9.0 million or 32.7% from $27.4 million in 2006 to $36.4 million in 2007. The increase in revenue was due to the continued growth in sales of our processed seafood products, which was partially offset by the decrease in sales of our marine catch segment. Sales of our processed seafood products increased by $11.3 million or 68.3%, whereas sales of our marine catch segment dropped by $2.3 million or 21.4%.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, in the Fujian and Zhejiang provinces. The higher sales in the processed seafood products segment were due to the continued sales and marketing effort in the Fujian and Zhejiang provinces. The number of sales staff has further increased from 14 to 19 during the period under review.

Sales of our marine catch segment decreased by $2.3 million as we chartered nine fishing vessels only in the first six months of 2007 which was further reduced to six in July 2007, whereas there were 10 in total in the same period last year. Our chartered vessels have taken lesser voyages in 2007 because of higher fuel costs. As the result of the decrease in the number of chartered fishing vessels and the number of voyages, total volume of marine catches in 2006 was approximately 6,600 tons as compared to 4,900 tons in 2007, a decrease of 25.4% in terms of total weight of our marine catches.

Because we do not use our own marine catch as raw materials for our processed seafood products, the described decrease in the number of vessels and the number of voyages only affected our marine catch operations, not our processed seafood operations. Having recognized that the processed seafood segment has significant growth potential, and that the gross profit margin for the sales of marine catch may drop, we will continue to focus our resources on the processed seafood segment. In particular, we are currently exploring the neighborhood areas like Guangdong and Shanghai, which are expected to contribute revenues in the second quarter of 2008. We believe the growth of sales driven by the processed seafood segment will outweigh the decrease in sales of marine catch this year.

Gross profit

Gross profit grew by 39.7%, from $7.7 million to $10.8 million for the period under review. Overall, gross profit margin improved by 1.5 percentage point from 28.1% in 2006 to 29.6% in 2007. Increased gross profit margin from 31.3% in year 2006 to 32.5% in 2007 was achieved from the processed seafood products operations, whereas gross profit margin for the marine catch segment was reduced from 23.2% to 20.0% for the same period under review.

The gross profit margin for our processed seafood products increased mainly due to the cost savings in terms of material costs and overheads stemming from better utilization of our facilities as we enjoy economies of scale from higher production volume.

The decline in gross profit margin of our marine catch segment was mainly due to higher cost of fuel which increased from average $0.69 per litre in 2006 to $0.76 per litre in 2007, an increase of approximately 10.2%. Gross profit margin of our marine catches was further deteriorated by the increase in the payroll of the crew from approximately $378,000 in 2006 to $437,000 in 2007.

Selling and distribution expenses

Selling and distribution expenses increased from approximately $94,000 in 2006 to $149,000 in 2007. This was mainly due to the increase in salaries and wages of $53,000 for the period under review.

Salaries and wages increased as sales and marketing headcount increased from 14 in 2006 to 19 in 2007 as we increased sales and marketing efforts in our domestic market of Fujian and Zhejiang provinces.

As a percentage of sales, the selling and distribution expenses were 0.4% in 2007 as compared to 0.3% in 2006.

General and administrative expenses

In 2006, general and administrative expenses were approximately $388,000 as compared to $598,000 in 2007. This was mainly due to the increase in salaries and wages of $163,000 in 2007 as a result of the increase in number of senior management and the bonus provision, and the increase in traveling and entertainment expenses of $21,000 for the same period under review.

Overall, as a percentage of sales, general and administrative expenses were 1.6% and 1.4% in year 2007 and 2006 respectively.

Other income

Other income increased from approximately $110,000 in 2006 to $223,000 in 2007. The increase was mainly contributed by an increase in government grants and interest income of $47,000 and $59,000 respectively.

We received $62,000 as grants from the Shishi City and Quanzhou City Civil Administration in 2007 mainly as a compliment for the accreditation of EU Export Certification, development fund for deep sea fish, a subsidy for facility expansion and bank loan interest. The increase in interest income was due to higher cash balances with banks as a result of strong operational cash inflow and net proceeds from the private placement taken place in November 2007.

Interest expense

Our interest expense increased by $61,000 from $272,000 in 2006 to $333,000 in 2007. The increase was due to the higher effective interest rate of around 1.1 percentage point per annum for those loans renewed during the period under review.

Income before income tax

Our income before income tax increased by $2.8 million or 40.4% from $7.0 million in 2006 to $9.9 million in 2007. The increase was mainly due to the increase in sales of 32.7% and improved gross profit margin by 1.5 percentage point as a whole. As discussed above, the significant improvement was due to higher sales activities and revenue from our processed seafood products and thus the advantage from economies of scale.
Income tax expense

Our income tax expense for 2006 was nil as compared to $1.2 million in 2007. This was because our business activities were operated under Rixiang which was fully exempted from tax for 2005 and 2006 and subject to PRC state income tax of 12.0% for the following three years.

Year 2006 compared to Year 2005

Sales

Our revenue increased by approximately $12.5 million or 83.7% from $14.9 million in 2005 to $27.4 million in 2006. The increase in revenue was due to the strong increase in sales of our processed seafood products and continued growth in our marine catch segment. Sales of our processed seafood products increased by $9.5 million, whereas sales of our marine catch segment increased by $3.0 million.

The processed seafood products segment continues to be the growth driver for us as our products continue to gain market acceptance, in the Fujian and Zhejiang provinces. The higher sales in the processed seafood products segment were due to the continued sales and marketing efforts in the Fujian and Zhejiang provinces. The total number of sales staff has increased from 9 to 16 as we increase our coverage to the rural and suburban areas within the Fujian and Zhejiang provinces. This increase in marketing efforts has resulted in an increase in our distributorship and customer base in these two provinces from approximately 51 distributors in 2005 to 58 in 2006.

We were able to grow our revenue for 2006 as our processed seafood products continued to do well especially in the Fujian and Zhejiang markets. Our top selling products, including roasted fish, roasted prawn, roasted squid and Jingdu roasted fish, constituted the majority of the increase in turnover in 2006 as compared to 2005.

The increase in revenue from our marine catch was due to higher demand from Fujian and Shandong customers and wholesalers. The sales to our customers were mainly exported to their overseas customers in Taiwan and South Korea/ Japan respectively. The strong market demand for our marine catch from these markets was largely due to their low domestic supply as a result of higher cost of marine operations in these markets. The strong demand was also due to the quality and the variety of our marine catch from the Taiwan Strait.

Gross profit

Gross profit increased from approximately $3.7 million in 2005 to $7.7 million in 2006. Overall, gross profit margin increased from 25.0% to 28.1% during this period.

Gross profit margin for our processed seafood products increased from 22.6% in 2005 to 31.3% in 2006, mainly due to lower material costs and overheads as we enjoyed economies of scale from higher production volume. The increase in gross profit margin was also due to the greater value added to our products during the production process, resulting in higher selling price for our processed seafood products.

The decline in gross profit margin from the marine catch was mainly due to the higher fuel cost which increased by approximately 36% from $0.48-$0.51 per litre in 2005 to $0.63-$0.72 per litre in 2006. The increase in cost of fuel was mitigated slightly by the higher selling price of our product and an improved tonnage of our catches in 2006.

Selling and distribution expenses

In 2006, selling and distribution expenses were approximately $94,000 as compared to $57,000 in 2005. The increase of 64.9% was mainly due to the increase in salaries and wages of $27,000 and the advertisement costs of $13,000. Salaries and wages increased as sales and marketing headcount increased from 9 in 2005 to 16 in 2006. We increased sales and marketing efforts mainly in our domestic market of Fujian and Zhejiang provinces.

As a percentage of sales, the selling and distribution expenses were 0.4% in 2005 as compared to 0.3% in 2006.

General and administrative expenses

In 2005, administrative expenses were approximately $208,000 as compared to $388,000 in 2006. The increase is mainly due to the increase in salaries and wages and other payroll costs of $32,000, traveling and entertainment expenses of $40,000 and research and development costs of $78,000. The increase in salaries and wages was mainly due to higher overtime and bonus paid in 2006, which was in line with the increased production of our Company. Traveling and entertainment costs also increased in line with the higher sales activities. Research and development costs related to the collaboration with the Ocean University of China’s Food Sciences and Engineering Institute which will focus on developing new products and by-products from raw marine catch used in the processing of seafood products.

Overall, as a percentage of sales, administrative expenses were both 1.4% in 2005 and 2006.

Other income

Other income decreased from approximately $128,000 in 2005 to $110,000 in 2006. The decrease was because we received lesser government grants in 2006 as compared to 2005. In 2005, we were awarded both the Provincial Leading Corporation in Agricultural Products Processing and Fujian Provincial Aquatic Industrialization Leading Enterprise, which resulted in the higher government grants.

The lower government grant was partially offset by higher interest income from $13,000 in 2005 to $20,000 in 2006 due to higher cash balances with banks as a result of strong operational cash inflow.

Interest expense

Our interest expense increased by $57,000 or 26.5% from approximately $215,000 in 2005 to $272,000 in 2006. The increase was due to the additional bank loans of $493,000 taken by us for the working capital needs in 2006.

Income before income tax

Our income before income tax increased by $3.6 million or 109.2% from approximately $3.4 million in 2005 to $7.0 million in 2006. The increase was mainly due to the increase in sales of 83.7% and higher gross margin achieved in 2006. As discussed above, the significant improvement was due to the increase in sales from both our processed seafood operations and marine catch segment.

Income tax expense

The major operating arm of our Company, Rixiang, was exempted from income tax for both 2005 and 2006 and thus there was nil income tax expense incurred in 2006. Tax in 2005 related to Mingxiang’s operations prior to the transfer of its business operations to Rixiang in January 2005.

REVIEW OF FINANCIAL POSITION

Current assets

As at December 31, 2006, our current assets amounted to $11.6 million, representing 75.5% of our total assets of $15.4 million. It comprised cash and cash equivalents of $9.2 million, accounts receivable of $1.3 million, inventories of $1.1 million and other receivables and prepayments of $35,000.

As at December 31, 2007, our current assets increased to $30.0 million, representing 87.9% of our total assets of $34.1 million. It comprised cash and cash equivalents of $24.5 million, accounts receivable of $4.2 million, inventories of $1.2 million and other receivables and prepayments of $0.1 million.

Increase in cash and cash equivalents was mainly due to strong operational cash inflow and net proceeds from the private placement taken place in November 2007.

Accounts receivable were mainly represented by amounts due from distributors and wholesalers. Our Company usually extended unsecured credit period to long established customers up to 3 months. Since our practice is to perform constant credit checks and pursue the past due accounts proactively, there was no material uncollectible debts identified in the past.

Inventories were mainly related to raw materials comprising mainly frozen prawns, frozen fish and squids used for the production and processing of dried and frozen products. Our inventories also included some finished goods, work-in-progress and packaging materials.

Non-current assets

As at December 31, 2006, our non-current assets amounted to $3.8 million and comprised mainly property, plant and equipment and land use rights.

Our property, plant and equipment amounting to $3.2 million were made up mainly of buildings amounting to $1.6 million and plant and machinery amounting to $1.5 million. Buildings related to our production plant, cold room, office buildings and workers’ dormitories. Plant and machinery related mainly to our production lines, freezing machines, roasting and drying machines. The remaining $0.1 million related to office equipment and motor vehicles.

As at December 31, 2007, our non-current assets amounted to $4.1 million and accounted for approximately 12.1% of our total assets. No material capital expenditure items were occurred in 2007.

Current liabilities

Our current liabilities of $5.1 million as at December 31, 2006 comprised short-term bank loans of $3.8 million, accounts payable of $0.2 million, amount due to a shareholder of $0.7 million and other payables of $0.4 million.

As at December 31, 2007, our current liabilities of $2.6 million comprised short-term bank loans of $0.8 million, accounts payable of $0.4 million, amount due to a shareholder of $0.3 million, income tax payable of $0.3 million and other payables of $0.8 million.

The short-term bank loans were used for our working capital requirements. The effective interest rate on the borrowing is about 8.7% per annum in 2007. We have negotiated with the bank for more favourable interest rate on loans and thus we have repaid part of the loans in December 2007 and then borrowed the same amount in January 2008 for the said arrangement.

Regarding the accounts payable, the related turnover day was about a week due to the short credit period allowed by the fishermen which was consistent with the market practice.

The amount due to a shareholder was unsecured, interest free and with no fixed terms of repayment.

Stockholders’ equity

Our stockholders’ equity of $10.3 million as at December 31, 2006 comprised additional paid-in capital of $0.7 million, statutory reserve of $1.7 million, accumulated other comprehensive income of $64,000 and retained earnings of $7.8 million.

As at December 31, 2007, our stockholders’ equity amounted to $31.5 million and comprised additional paid-in capital of $16.6 million, statutory reserve of $3.1 million, accumulated other comprehensive income of $1.2 million and retained earnings of $10.6 million.

Increase in additional paid-in capital was mainly raised from the transaction of reverse acquisition and private placement taken place in November 2007.

Statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Under the PRC law, appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. We contributed about 15% of our after-tax net income to the reserve on a yearly basis.

We declared a final dividend of $4.6 million in 2007 and it was fully paid during the same period under review.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at December 31, 2007 amounted to approximately $24.5 million and our total indebtedness which comprises short-term bank loans was $0.8 million.

A summary of our cash flows for 2007, 2006 and 2005 is as follows:

	Year ended December 31,
US$’000	2007	2006	2005
Net cash provided by operating activities	6,701	9,375	2,254
Net cash (used in) investing activities	(21)	(1)	(14)
Net cash provided by / (used in) financing activities	7,959	(3,024)	(1,410)
Foreign currency translation adjustment	656	210	(171)
Net change in cash and cash equivalents	15,295	6,560	659
Cash and cash equivalents at the beginning of the year	9,182	2,622	1,963
Cash and cash equivalents at the end of the year	24,477	9,182	2,622

Year 2007

Net cash provided by operating activities

In 2007, our net cash provided by operating activities amounted to approximately $6.7 million. The major source of cash inflow from operating activities was from net income of $8.7 million. Changes in operating assets and liabilities included cash outflow resulting from increase in accounts receivable of $2.9 million and other receivables of $0.1 million. This was offset by cash inflow from cash received from increase in accounts payable of $0.2 million, other payables of $0.3 million and income tax payable of $0.3 million.

Net cash used in investing activities

In 2007, our net cash used in investing activities was approximately $21,000 which arose from the acquisition of production and office equipment.

Net cash provided by financing activities

In 2007, our cash provided by financing activities was approximately $8.0 million. This comprised mainly the increase in additional paid-in capital of $15.9 million which was raised form the transaction of reverse acquisition and private placement taken place in November 2007, net of offering costs of $4.0 million. This was offset by the dividend being paid of $4.6 million, repayment of bank loans of $3.0 million and decrease in amount due to a shareholder of $0.4 million.

Year 2006

Net cash provided by operating activities

In 2006, our net cash provided by operating activities amounted to approximately $9.4 million. The major source of cash inflow from operating activities was from net income of $7.0 million. Changes in operating assets and liabilities included cash inflow resulting from cash received from accounts receivable of $2.4 million, increase in accounts payable of $0.2 million and other payables of $0.1 million. This was offset by cash outflow from higher inventories of 0.6 million.

Net cash used in investing activities

In 2006, our net cash used in investing activities was approximately $1,000 which arose from the acquisition of office equipment.

Net cash used in financing activities

In 2006, our cash used in financing activities was approximately $3.0 million. This comprised a net increase in bank loans taken up by us for our working capital requirements of $0.5 million, which was offset by repayment of amount due to a shareholder of $3.5 million.

Year 2005

Net cash provided by operating activities

In 2005, our net cash provided by operating activities amounted to approximately $2.3 million. The major source of cash inflow from operating activities was from net income of $3.3 million. Changes in operating assets and liabilities included cash outflow resulting from increase in accounts receivable of $2.6 million and payment of income tax amounting to $0.3 million. This was offset by cash inflow from lower inventories of $0.6 million, cash received from other receivables and prepayments of $0.7 million and increase in other payables of $0.2 million.

Net cash used in investing activities

In 2005, our net cash used in investing activities was approximately $14,000, which arose from the acquisition of production equipment and plant and machinery.

Net cash used in financing activities

In 2005, our net cash used in financing activities was $1.4 million. This comprised a net increase in bank loans of $0.4 million which was offset by repayment of amount due to a shareholder of $1.6 million and distribution of dividend of $0.2 million.

Use of proceeds

We believe that after taking into account our cash position, available bank facilities and cash from operating activities, we have adequate working capital for our present requirements.

However, we do have the expansion plan for the use of proceeds being raised from the private placement taken place on November 17, 2007. Here below is the breakdown for the use of proceeds and the expected timeline for corresponding commitments.

Use of Proceeds	Amount in $’m	Year to Spend
Construct new cold storage facilities	6.0	2008-2009
Acquire land use right and construct new processing plant	6.5	2008-2009
Upgrade part of the processing plant and equipment	0.6	2008
Construct new sterile sealed production unit	0.6	2008
Develop and promote new markets	1.0	2008-2009
Support research and development	0.8	2008-2009
Working capital (including offering expenses)	4.4	2007-2008
Total	19.9

After the private placement, the relative cost of capital resources would decrease correspondingly given the increase in the equity financing and the same level of bank borrowings.

Apart from the expansion plan discussed above and the commitments set out in the section of “Commitments and Contingencies” herein, we do not have any other material commitments for capital expenditures and other expenditures. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations. We do not have any fund raising plan at the moment.

CAPITAL EXPENDITURE AND INVESTMENTS

A summary of our capital expenditure for the last three financial years ended December 31, 2007, 2006 and 2005 is as follows:

	Year ended December 31,
US$’000	2007	2006	2005
Land use right	-	-	-
Leasehold buildings	-	-	-
Plant and machinery	20	-	13
Office equipment	1	1	1
Motor vehicles	-	-	-
	21	1	14

No material capital expenditure items were occurred during the period under review.

COMMITMENTS AND CONTINGENCIES

Operating lease commitment

No material operating lease commitment was identified as at the end of 2007.

Guarantees

We are the guarantor for the following bank loan:

		As of December 31,
Guarantor	Guarantee	2007	2006
Shishi Huabao Mingxiang Foods Co., Ltd.	Shishi Yu Ching Knitting and Clothing Company	$640,000	$640,000

In accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. We have determined the fair value of the indemnification to be insignificant. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2007 and 2006. The guarantee expired on January 10, 2008 and it was renewed through January 10, 2010.

CRITICAL ACCOUNTING POLICIES & RECENT ACCOUNTING PRONOUNCEMENTS

•	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Basis of consolidation

The consolidated financial statements include the financial statements of China Marine, Nice Enterprise, Rixiang, Jixiang and Mingxiang.

All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

•	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. The most significant estimates and assumptions relate to the Black-Scholes fair value calculation of the Company’s warrants. Actual results may differ from these estimates.

•	Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At December 31, 2007 and 2006, the Company had $24,476,647 and $9,182,239, respectively, in cash equivalents.

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable consists of amounts due from customers. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

•	Inventories

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average costing method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2007, 2006 and 2005, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	30-50 years	10%
Plant and machinery	10-30 years	10%
Office equipments	8-10 years	10%
Motor vehicles	5 years	10%

•	Intangible assets

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2052.

•	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”,  long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment during the years ended December 31, 2007, 2006 and 2005.

•	Revenue recognition

The Company derives revenues from the processing, distribution and sale of processed seafood products and sale of marine catch. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Revenue is recognized when the products are delivered to and received by the customers, collectibility is reasonably assured and the prices are fixed and determinable.

The Company has distributor arrangements with certain parties for sale of its marine catch. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. Accordingly, the Company records the revenue when products are delivered to and received by the distributors. The Company presents revenue net of VAT incurred.

Rental income from operating leases on properties is recognized on a straight-line basis over the lease period.

•	Cost of revenue

Cost of revenue consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products.

•	Government subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government. Subsidy income is recognized at their fair value where there is a reasonable assurance that the subsidy will be received and the Company will comply with applicable conditions. Subsidy income is recognized in the accompanying consolidated statements of operations at the period when it was received from the local PRC government.

•	Advertising expenses

Advertising costs are expensed as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $22,856, $29,471 and $2,070, respectively.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations as the related employee service is provided.

•	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

•	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Foreign currencies translation

The reporting currency of the Company is in United States dollar (“US$”). Transactions denominated in currencies other than US$ are translated into US$ at the average rate for the period. Monetary assets and liabilities denominated in currencies other than US$ are translated into US$ at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in other expenses in the statements of operations.

The financial records of the Company’s operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income in the statements of stockholders’ equity.

•	Stock-based compensation

The Company adopts SFAS No. 123R, “Accounting for Stock-Based Compensation”, using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

•	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two principal reportable segments: sale of processed seafood products and sale of marine catch.

•	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, other receivables and prepayments, short-term borrowings, accounts payable, due to a shareholder, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Registration payment arrangements

The Company accounts for registration payment arrangement in accordance with FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained.

•	Uncertain tax positions

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. For the year ended December 31, 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2007, the Company did not have any significant unrecognized uncertain tax positions.

•	Recently issued accounting standards

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2009 that begins in January 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ‘’Business Combinations’’, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51’’, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

FOREIGN EXCHANGE EXPOSURE

Our sales are denominated in RMB and US dollars whilst our purchases and operating expenses are all denominated in RMB. As such, we may be exposed to any significant transactional foreign exchange exposure for our operations. However, to the extent that we may enter into transactions in currencies other than RMB in future, particularly as we penetrate into overseas markets, our financial results may be subject to fluctuations between those foreign currencies and RMB.

The percentage of our sales denominated in RMB and US dollars are as follows:

	Year ended December 31,
(%)	2007	2006	2005
Sales
RMB	99.5	99.1	95.8
US dollars	0.5	0.9	4.2
Total	100.0	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at December 31, 2007, the exchange rate was approximately US$1.00 to RMB7.3141. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our net foreign exchange gains or losses for the last three financial years ended December 31, 2007, 2006 and 2005 are as follows:

	Year ended December 31,
	2007	2006	2005
Net foreign exchange gains/ (losses) (US$’000)	14	1	(2)
As a percentage of income before tax (%)	0.14	0.02	0.05

We do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains/ losses for the period under review have been relatively insignificant. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise. Should we enter into any hedging transaction in the future, such transaction shall be subject to review by our board of directors. In addition, should we establish any formal hedging policy in the future, such policy shall be subject to review and approval by our board prior to implementation.

INFLATION

During the period under review, inflation did not have a material impact on our financial performance.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans in 2007. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at the average of $3.9 million would decrease net income before provision for income taxes by approximately $39,000 per annum. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the US dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

ITEM 8. Financial Statements and Supplementary Data

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2 - F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Income	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Consolidated Statements of Changes in Stockholders’ Equity	F-8

Notes to Consolidated Financial Statements	F-9 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
China Marine Food Group Limited

We have audited the accompanying consolidated balance sheet of China Marine Food Group Limited (“the Company”) as of December 31, 2007 and the related consolidated statements of income, cash flows and stockholders’ equity for the year ended December 31, 2007. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP
Englewood, Colorado USA
March 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
Nice Enterprise Trading H.K. Co., Limited

We have audited the accompanying consolidated balance sheets of Nice Enterprise Trading H.K. Co., Limited and its subsidiaries (“the Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the two years ended December 31, 2006 and 2005. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of operations and cash flows for each of the two years ended December 31, 2006 and 2005 and in conformity with accounting principles generally accepted in the United States of America.

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
September 20, 2007

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$24,476,647	$9,182,239
Accounts receivable, net	4,183,437	1,289,669
Inventories	1,187,335	1,136,086
Prepaid expenses	165,528	34,884

Total current assets	30,012,947	11,642,878

Property, plant and equipment, net	3,510,837	3,236,455
Intangible assets, net	605,823	550,303
Total assets	$34,129,607	$15,429,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$772,481	$3,792,640
Accounts payable, trade	436,620	228,093
Amount due to a shareholder	262,388	646,094
Salaries payable	345,319	168,659
Income tax payable	341,094	-
Other payables and accrued liabilities	443,533	279,218

Total current liabilities	2,601,435	5,114,704

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,972,301 and 15,624,034 shares issued and outstanding as of December 31, 2007 and 2006, respectively	22,972	15,624
Additional paid-in capital	16,579,443	661,791
Statutory reserve	3,110,266	1,724,269
Accumulated other comprehensive income	1,252,896	63,967
Retained earnings	10,562,595	7,849,281

Total stockholders’ equity	31,528,172	10,314,932

Total liabilities and stockholders’ equity	$34,129,607	$15,429,636

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2007	2006	2005
Revenue, net	$36,425,327	$27,442,022	$14,938,563

Cost of revenue	25,649,518	19,730,190	11,197,620
Gross profit	10,775,809	7,711,832	3,740,943

Operating expenses:
Depreciation and amortization	37,013	32,075	25,749
Selling and distribution	148,840	94,399	57,628
General and administrative	597,767	387,699	207,882
Total operating expenses	783,620	514,173	291,259

Income from operations	9,992,189	7,197,659	3,449,684

Other income (expenses):
Other income	13,533	18,940	19,606
Subsidy income	62,142	15,453	41,625
Rental income	68,066	54,861	53,379
Interest income	79,183	20,322	13,375
Interest expense	(332,816)	(271,593)	(215,054)

Total other expenses	(109,892)	(162,017)	(87,069)
Income before income taxes	9,882,297	7,035,642	3,362,615
Income tax expense	(1,220,942)	-	(13,595)

Net income	$8,661,355	$7,035,642	$3,349,020
Net income per share - basic	$0.377	$0.450	$0.214
Net income per share - diluted	$0.344	$0.450	$0.214
Weighted average shares outstanding - basic	22,972,301	15,624,034	15,624,034
Weighted average shares outstanding - diluted	25,142,105	15,624,034	15,624,034

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$8,661,355	$7,035,642	$3,349,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	209,501	273,941	259,840
Amortization	14,792	14,261	13,846
(Reversal) of allowance for doubtful accounts	-	(15,934)	2,960
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,893,768)	2,352,405	(2,600,714)
Inventories	(51,249)	(575,378)	580,882
Other receivables and prepayments	(130,644)	(11,643)	676,424
Accounts payable, trade	208,527	180,877	47,216
Other payables and accrued liabilities	340,975	121,152	175,957
Income taxes payable	341,094	-	(251,792)

Net cash provided by operating activities	6,700,583	9,375,323	2,253,639

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,079)	(917)	(14,241)

Net cash used in investing activities	(21,079)	(917)	(14,241)

Cash flows from financing activities:
Repayment of amount due to a shareholder	(383,706)	(3,517,622)	(1,645,120)
Drawdown from short-term borrowings	772,481	3,792,640	3,299,505
Repayment of short-term borrowings	(3,792,640)	(3,299,505)	(2,871,011)
Proceeds from private placement (net of offering costs of $4,000,000 paid in cash)	15,925,000	-	-
Dividends paid	(4,562,044)	-	(193,003)

Net cash provided by (used in) financing activities	7,959,091	(3,024,487)	(1,409,629)

Foreign currency translation adjustment	655,813	209,907	(170,541)

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,294,408	6,559,826	659,228

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,182,239	2,622,413	1,963,185

CASH AND CASH EQUIVALENTS, END OF YEAR	$24,476,647	$9,182,239	$2,622,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$879,848	$-	$265,387
Cash paid for interest expenses	$332,816	$271,593	$215,054

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Warrant shares granted for offering costs	$1,941,014	$-	$-
Dividends paid set off against amount due from a shareholder of the Company	$-	$-	$1,645,120

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No of share	Par Value	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total Stockholder’s equity
Balance at January 1, 2005	*15,624,034	$15,624	$661,791	$-	$24,601	$1,027,011	$1,729,027
Transfer of retained earnings to statutory reserve	-	-	-	591,281	-	(591,281)	-
Distribution of dividends	-	-	-	-	-	(1,838,123)	(1,838,123)
Comprehensive income:
Net income for the year	-	-	-	-	-	3,349,020	3,349,020
Foreign currency translation adjustment	-	-	-	-	(170,541)	-	(170,541)
Total comprehensive income							3,178,479
Balance as of December 31, 2005	*15,624,034	15,624	661,791	591,281	(145,940)	1,946,627	3,069,383

Transfer of retained earnings to statutory reserve	-	-	-	1,132,988	-	(1,132,988)	-
Comprehensive income:
Net income for the year	-	-	-	-	-	7,035,642	7,035,642
Foreign currency translation adjustment	-	-	-	-	209,907	-	209,907
Total comprehensive income							7,245,549
Balance as of December 31, 2006	*15,624,034	15,624	661,791	1,724,269	63,967	7,849,281	10,314,932

Shares issued for reverse acquisition	1,148,826	1,149	(1,149)	-	-	-	-
Proceeds from private placement (net of offering costs of $5,941,014 cash and warrant shares granted)	6,199,441	6,199	15,918,801	-	-	-	15,925,000
Transfer of retained earnings to statutory reserve	-	-	-	1,385,997	-	(1,385,997)	-
Distribution of dividends	-	-	-	-	-	(4,562,044)	(4,562,044)
Comprehensive income
Net income for the year	-	-	-	-	-	8,661,355	8,661,355
Foreign currency translation adjustment	-	-	-	-	1,188,929	-	1,188,929
Total comprehensive income							9,850,284
Balance as of December 31, 2007	22,972,301	$22,972	$16,579,443	$3,110,266	$1,252,896	$10,562,595	$31,528,172

*Restated for reverse stock split (See Note 1)

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

Effective November 17, 2007, New Paradigm Productions, Inc. (“NPP”) which was incorporated in the State of Nevada on October 1, 1999, merged with Nice Enterprise Trading H.K. Co., Limited (“Nice Enterprise”). Subsequent to the merger, NPP changed its name to China Marine Food Group Limited (“China Marine”).

NPP was originally incorporated for the purpose of engaging in the production and marketing of meditation music and related supplies. As of December 2002, NPP discontinued its principal operations investigated potential acquisitions and opportunities.

Recapitalization and Reorganization

On September 13, 2007, NPP entered into a Stock Purchase Agreement (“SPA”) with Halter Financial Investments, L.P. (“HFI”), a Texas limited partnership pursuant to which NPP agreed to sell to HFI, 1,005,200 shares of post reverse stock-split common stock for $400,000. After consummation of the transaction, HFI became the holder of 1,005,200 shares of common stock, or 87.5% of the 1,148,826 shares of the outstanding common stock. In addition, the terms of the SPA required NPP to declare and pay a special cash dividend of $0.364 per post stock-split share to shareholders of record as of September 12, 2007. Stockholders holding a total of 1,077,000 shares received a special cash dividend in the total amount of $392,028 which amount was funded with proceeds from the stock sale. Effective on September 25, 2007, NPP effectuated a 7.5 to 1 reverse stock split and increased authorized shares of common stock to 100,000,000.

Upon the closing of the HFI transaction, Jody St. Clair resigned as the sole director and executive officer and in anticipation of her resignation, she appointed Richard Crimmins as sole director, President, Secretary-Treasurer, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

On November 17, 2007, NPP completed a reverse acquisition transaction with Nice Enterprise (as described in more details below) through a share exchange with Nice Enterprise’s former stockholders. Pursuant to the share exchange agreement, the shareholders of Nice Enterprise exchanged 100% of their outstanding capital stock in Nice Enterprise for approximately 15,624,034 shares of NPP’s common stock, or approximately 93.15% shares of our outstanding common stock after the share exchange. .

Additionally, upon the close of the reverse acquisition, Richard Crimmins, our sole director, submitted his resignation letter pursuant to which he resigned from all offices of the Company he holds which resignations will become effective immediately. Pengfei Liu (“Mr. Liu”) replaced him as our Chief Executive Officer and Interim Secretary effective on the close of the reverse acquisition. Prior to the effective date of the reverse acquisition, Mr. Liu served at Nice Enterprise as its Chief Executive Officer.

Concurrently with the closing of the reverse acquisition on November 17, 2007, NPP completed a private placement of securities to certain accredited investors who subscribed to units consisting of one share of common stock and one warrant to purchase one-fifth of one share of the common stock. The investors subscribed to an aggregate of 6,199,441 units, consisting of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of the common stock at $3.214 per unit. The units were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, including without limitation, Regulation D and Regulation S promulgated under the Securities Act. The gross cash proceeds from the private placement totaled $19,925,000 less estimated transaction cost of $5,941,014 cash and warrant shares granted. Also in connection with this share exchange and private placement transactions, NPP granted 929,916 warrant shares to certain agents and consultants exercisable at $4.1782 per share for a term of three years

At November 16, 2007, a majority of the shareholders approved a resolution by our board of directors to change the name from NPP to its current name. China Marine was then assigned a new stock symbol ‘’CMFO’’.

In connection with the private placement, the principal stockholder, Mr. Liu, entered into a make good agreement pursuant to which Mr. Liu agreed, subject to certain conditions discussed below, to place into an escrow account, 6,199,441 shares of the Company’s common stock he beneficially owns. If the Company does not generate net income of $10.549 million for the fiscal year ending December 31, 2008 and $14.268 million for the fiscal year ending December 31, 2009, the shares held in escrow will be transferred to the private placement investors, on a pro rata basis in accordance with the following formula: If the 2008 net income threshold is not achieved then an amount of shares equal to (($10.549 million - 2008 adjusted net income)/$10.549 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. If the 2009 net income threshold is not achieved then an amount of shares equal to (($14.268 million - 2009 adjusted net income)/$14.268 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. In the event that the net income for 2008 and 2009 meet the minimum net income thresholds for those respective years, then no transfer of the escrowed shares shall be made to the private placement investors and the shares will then be returned to Mr. Liu.
Upon completion of the share exchange and the private placement transactions, Nice Enterprise became a wholly-owned subsidiary of China Marine. The share exchange transaction is accounted for as a reverse acquisition and recapitalization of China Marine whereby Nice Enterprise is deemed to be the accounting acquirer (legal acquiree) and China Marine to be the accounting acquiree (legal acquirer). China Marine is deemed to be a continuation of the business of Nice Enterprise. Accordingly, the accompanying consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost

(2)
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of share exchange transaction.

Business History of Nice Enterprise

Nice Enterprise was incorporated in Hong Kong on April 25, 2006 as a private limited company. Its principal activity is investment holding.

On June 19, 2006, Nice Enterprise acquired from Nice (H.K) Enterprise Trading Co. (“Nice HK”) the entire equity interest in Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”) at a total consideration of US$0.13 (equivalent to RMB 1). Nice HK was registered in Hong Kong on June 26, 2003 as a sole-proprietorship. Both Nice Enterprise and Nice HK were wholly owned by Mr. Liu Pengfei, a permanent resident of the Hong Kong Special Administrative Region. The principle activity of Nice HK is investment holding and wholly owned Rixiang, a private limited liability company incorporated in the People’s Republic of China (“PRC”).

Rixiang was incorporated in Shishi City, Fujian Province, the PRC on May 19, 2004 as a limited liability company, with a paid-in capital of $1,000,000. It operates as a distributor of seafood products and trades with customers in domestic and overseas markets.

On August 30, 2006, Nice Enterprise, through Rixiang, entered into separate equity transfer agreements each with Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”) and Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”), whereby Rixiang paid a cash consideration of US$0.56 million (equivalent to RMB 4.5 million) and US$3.76 million (equivalent to RMB 30 million) to the existing equity owners of Jixiang and Mingxiang to acquire the entire paid-in capital of each of the companies. Both Jixiang and Mingxiang were wholly owned by Mr. Liu and his wife.

Jixiang was incorporated in Shishi City, Fujian Province, the PRC on April 19, 2001 as a limited liability company, with a paid-in capital of US$0.54 million (equivalent to RMB 4.5 million). It operates in the dried seafood processing industry.

Mingxiang was incorporated in Shishi City, Fujian Province, the PRC on April 9, 2001 as a limited liability company, with a paid-up capital of US$3.62 million (equivalent to RMB 30 million). It operates as a distributor of seafood products and trades with customers in domestic and overseas markets.

Because Nice Enterprise, Rixiang, Jixiang and Mingxiang are entities under common control, the ownership transfer transaction was accounted for as a transfer of entities under common control under the guidance of Statements of Financial Accounting Standards ("SFAS") No. 141, “Business Combinations”. Hence, the consolidation of Nice Enterprise, Rixiang, Jixiang and Mingxiang was accounted for at historical cost and prepared on the basis as if the reorganization became effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

During 2005, substantial portion of business of Jixiang and Mingxiang was transferred to Rixiang and since then Jixiang and Mingxiang became property holding companies.

China Marine, Nice Enterprise, Rixiang, Jixiang and Mingxiang are hereinafter referred to as “the Company”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Basis of consolidation

The consolidated financial statements include the financial statements of China Marine, Nice Enterprise, Rixiang, Jixiang and Mingxiang.

All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

•	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. The most significant estimates and assumptions relate to the Black-Scholes fair value calculation of the Company’s warrants. Actual results may differ from these estimates.

•	Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At December 31, 2007 and 2006, the Company had $24,476,647 and $9,182,239, respectively, in cash equivalents.

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable consists of amounts due from customers. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

•	Inventories

Inventories include direct materials, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average costing method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2007, 2006 and 2005, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	30-50 years	10%
Plant and machinery	10-30 years	10%
Office equipments	8-10 years	10%
Motor vehicles	5 years	10%

•	Intangible assets

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2052.

•	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment during the years ended December 31, 2007, 2006 and 2005.

•	Revenue recognition

The Company derives revenues from the processing, distribution and sale of processed seafood products and sale of marine catch. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Revenue is recognized when the products are delivered to and received by the customers, collectibility is reasonably assured and the prices are fixed and determinable.

The Company has distributor arrangements with certain parties for sale of its marine catch. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. Accordingly, the Company records the revenue when products are delivered to and received by the distributors. The Company presents revenue net of VAT incurred.

Rental income from operating leases on properties is recognized on a straight-line basis over the lease period.

•	Cost of revenue

Cost of revenue consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products.

•	Government subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government. Subsidy income is recognized at their fair value where there is a reasonable assurance that the subsidy will be received and the Company will comply with applicable conditions. Subsidy income is recognized in the accompanying consolidated statements of operations at the period when it was received from the local PRC government.

•	Advertising expenses

Advertising costs are expensed as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $22,856, $29,471 and $2,070, respectively.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations as the related employee service is provided.

•	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

•	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Foreign currencies translation

The reporting currency of the Company is in United States dollar (“US$”). Transactions denominated in currencies other than US$ are translated into US$ at the average rate for the period. Monetary assets and liabilities denominated in currencies other than US$ are translated into US$ at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in other expenses in the statements of operations.

The financial records of the Company’s operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency.  Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period.  The translation adjustments are recorded in accumulated other comprehensive income in the statements of stockholders’ equity.

•	Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation”, using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

•	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two principal reportable segments: sale of processed seafood products and sale of marine catch.

•	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, other receivables and prepayments, short-term borrowings, accounts payable, due to a shareholder, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Registration payment arrangements

The Company accounts for registration payment arrangement in accordance with FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained.

•	Uncertain tax positions

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. For the year ended December 31, 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2007, the Company did not have any significant unrecognized uncertain tax positions.

•	Recently issued accounting standards

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2009 that begins in January 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ‘’Business Combinations’’, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51’’, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

3.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

Accounts receivable consists of:

	As of December 31,
	2007	2006
Accounts receivable, cost	$4,204,459	$1,296,110
Less: allowance for doubtful accounts	(21,022)	(6,441)
Accounts receivable, net	$4,183,437	$1,289,669

For the year end December 31, 2007, the Company recorded increase to the allowance for doubtful accounts of $14,581.

For the year ended December 31, 2006, the Company recorded the reversal of allowance for doubtful accounts of $15,934.

4.	INVENTORIES

Inventory consists of:

	As of December 31,
	2007	2006
Raw materials	$863,675	$599,188
Work-in-process	88,528	290,274
Finished goods	136,197	233,965
Packaging materials	98,935	12,659
	$1,187,335	$1,136,086

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2007	2006
Buildings	$2,160,070	$1,926,802
Plant and machinery	2,787,017	2,460,818
Office equipments	20,721	17,948
Motor vehicles	178,941	159,617
	5,146,749	4,565,185

Less: accumulated depreciation	(1,635,912)	(1,328,730)
Property, plant and equipment, net	$3,510,837	$3,236,455

As of December 31, 2007 and 2006, certain property, plant and machinery with the net book value of $1,362,297 and $1,609,836, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in more details in Note 7.

Depreciation expenses for the years ended December 31, 2007, 2006 and 2005 were $209,501, $273,941 and $259,840, respectively, in which $177,854, $256,127 and $247,937 were included in cost of revenue.

6.  INTANGIBLE ASSETS, NET

Intangible assets consist of:

	As of December 31,
	2007	2006
Land use rights, at cost	$753,387	$681,974

Less: accumulated amortization	(147,564)	(131,671)
Land use rights, net	$605,823	$550,303

As of December 31, 2007 and 2006, certain land use rights with the net book value of $-0- and $140,288, respectively, were pledged as securities in connection with the outstanding loan facilities, as described in Note 7.

Amortization expenses for the years ended December 31, 2007, 2006 and 2005 were $14,792, $14,261 and $13,846, respectively, in which $9,426, $-0- and $-0- were included in cost of revenue.

7. SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang has short-term bank loans in the aggregate amount of approximately $772,481 (equivalent to RMB5,650,000) as of December 31, 2007 and $3,792,640 (equivalent to RMB 29,630,000) as of December 31, 2006 with Agricultural Bank of China, a registered financial institution in the PRC. These borrowings are secured by certain land use rights, plant and machinery and leasehold buildings with an aggregate net book value of $1,362,297 (2006: $1,750,124). Borrowings under the short-term bank loans bear effective interest rate per annum ranging from 7.96% to 9.48% in 2007 and from 7.25% to 7.96% in 2006.

8. AMOUNT DUE TO A SHAREHOLDER

From time to time, the majority shareholder and CEO provides short term advances to the Company for working capital purposes, which are considered unsecured, interest-free and due on demand. At December 31, 2007 and 2006, the balance due to the CEO totaled $262,388 and $646,094, respectively.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2007	2006
Value-added tax payable	$232,467	$142,191
Accrued fishing vessels rental	-	124,160
Accrued operating expenses	99,608	9,244
Accrued professional expenses	108,002	-
Other payables	3,456	3,623
	$443,533	$279,218

10. STOCKHOLDERS’ EQUITY

Private placement offering

On November 17, 2007, NPP completed a private placement of securities to certain accredited investors who subscribed to units consisting of one share of common stock and one warrant to purchase one-fifth of one share of our common stock. The investors subscribed to an aggregate of 6,199,441 units, consisting of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of the common stock at $3.214 per unit. The units were offered and sold pursuant to exemptions from registration under the Securities Act, including without limitation, Regulation D and Regulation S promulgated under the Securities Act. The gross cash proceeds from the private placement totaled $19,925,000 less estimated transaction cost of $5,941,014, which includes the fair value of warrants granted to consultants and agents, as discussed below.

Warrants granted, accounted for under the fair value method

In connection with the private placement offering, the Board of Directors granted to consultants and agents warrants to purchase an aggregate of 929,916 shares of the Company’s common stock at an exercise price of $4.1782 per share or on a cashless exercise basis. The warrants vested immediately and will expire on November 16, 2010. The market price of the stock was $4.1782 per share on the grant date. The Company valued the warrants at $2.0873 per share, or $1,941,014, in accordance with SFAS 123R, which was recorded as offering cost in additional paid-in capital in the accompanying consolidated financial statements for the year ended December 31, 2007.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	3.49%
Dividend yield	0.00%
Expected life of warrant grants (years)	0.87
Expected volatility of warrant grants	13.00%

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2007 and 2006:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	—	$—	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2006	—	—	—	—
Granted	2,169,804	4.1782	3.0 years	-0-
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and Exercisable at December 31, 2007	2,169,804	$4.1782	3.0 years	$-0-

On November 17, 2007, in connection with the securities purchase agreement, the Company also entered into a registration rights agreement, under which it agreed to use its commercially reasonable efforts to cause the common stock issued and issuable upon exercise of the warrants issued to the investors, placement agent, and consultants, to be registered for resale on an appropriate form for registration to be filed with the SEC within 30 days following the closing. If the registration statement is not filed within such 30 day period or does not become effective within 180 days after closing, the Registrant is subject to a monthly penalty of 1% of the offering amount, up to a maximum of $1,000,000. Upon the effectiveness of the registration statement, the Registrant will also maintain the effectiveness of the registration statement for a specified period of time.

The Company did not accrue any penalty, since the Form S-1 was filed on December 14, 2007. Additionally, management believes that through its best efforts, there is a remote chance that they will not be able to cause the shares of common stock to be registered and maintain the effectiveness of its registration statement within the specified period of time, therefore no penalty was accrued.

11. DIVIDENDS

For the year ended December 31, 2007, a subsidiary, Rixiang declared an interim dividend of $4,562,044 (equivalent to RMB35,000,000) to Mr. Liu, a shareholder and was fully paid during the year ended December 31, 2007.

12. INCOME TAXES

The Company is registered in State of Nevada and operates in three tax jurisdictions: United States of America, Hong Kong and the PRC. The components of income before income taxes separating Hong Kong and PRC operations are as follows:

	Years ended December 31,
	2007	2006	2005
Loss from US operation	$-	$-	$-
Income (loss) from Hong Kong operation	7,474	(47,208)	(336)
Income from PRC operation	9,874,823	7,082,850	3,362,951
Income before income taxes	$9,882,297	$7,035,642	$3,362,615

The Company generated all of its net income from operations in the PRC for the years ended December 31, 2007, 2006 and 2005. The companies registered in the PRC are all domestically owned and subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. Prior to January 2005, PRC EIT is at the rate of 33% on its taxable income. From January 2005 onwards, foreign investment enterprises (“FIEs”) engaged in production established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones are located may pay income taxes at a reduced rate of 24%. In addition, FIEs engaged in production having a period of operation of not less than ten years shall be exempted from income tax for the first two profit-making years and a 50% reduction in the income tax payable for the next three years.

Upon the change of legal status of Rixiang to FIEs in 2005, Rixiang is entitled to the exemptions from PRC Foreign Enterprise Income Tax (“FEIT”) for the period from January 1, 2005 to December 31, 2006 and a reduced rate of 12% for the following three years. However, Jixiang and Mingxiang has used up all exemptions from PRC FEIT in prior years and accordingly Jixiang and Mingxiang are subject to PRC FEIT at rate of 24% on the taxable income. During 2005, substantial portion of business of Jixiang and Mingxiang was transferred to Rixiang and since then Jixiang and Mingxiang became property holding companies.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The previous income tax laws and rules, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, expired upon the effectiveness of the Corporate Income Tax Law. For enterprises engaged in production established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones enjoy a favorable tax rate of 24%, the income tax rate will change to 25% with effective from January 1, 2008. However, the new provision allows these enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

Therefore, Rixiang will continue to entitle to the reduced rate of 12% for the three years since 2007 up to 2009 followed by the unified tax rate of 25% from 2010. Jixiang and Mingxiang has used up all exemptions from PRC FEIT in prior years and accordingly Jixiang and Mingxiang are subject to PRC FEIT at rate of 25% on the taxable income with effective from January 1, 2008.

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules.  A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. The China-based subsidiaries, Rixiang is invested by immediate foreign holding company in Hong Kong. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Since the Company intends to reinvest earnings to further expand businesses in mainland China, the foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies at the moment. Accordingly, as of December 31, 2007, the Company has not recorded any withholding tax on the retained earnings of our foreign invested enterprises in China.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for PRC operation for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Years ended December 31,
	2007	2006	2005
Income before income taxes	$10,201,426	$7,437,409	$4,332,917
Statutory income tax rate	12%	24%	24%
	1,224,171	1,784,978	1,039,900
Less: items not subject to taxes
Effect for tax holiday	(3,229)	(1,748,978)	(1,026,305)
Income tax expenses	$1,220,942	$-	$13,595

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$58,377	$58,377
Less: valuation allowance	(58,377)	(58,377)
Deferred tax assets	$-	$-

China Marine has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. During the years ended December 31, 2007 and 2006, valuation allowance of $-0- and $11,261, respectively were provided to the deferred tax assets due to the uncertainty surrounding their realization.

At December 31, 2007 and 2006, China Marine has unused net operating loss of approximately $147,000 available for federal tax purposes, which may be available to offset future taxable income. The net operating loss carryforward begins to expire in 2027.

13. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31,
	2007	2006	2005
Basic and diluted net income per share calculation
Numerator:
- Net income in computing basic net income per share	$8,661,355	$7,035,642	$3,349,020

Denominator:
- Weighted average ordinary shares outstanding	22,972,301	15,624,034	15,624,034
- Warrant shares outstanding	2,169,804	-	-
	25,142,105	15,624,034	15,624,034

Basic net income per share	$0.377	$0.450	$0.214

Diluted net income per share	$0.344	$0.450	$0.214

14. SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has two operating and reporting segments for the years ended December 31, 2007, 2006 and 2005 which are processed seafood products and marine catch.

An analysis of the Company’s revenue and total assets are as follows:

	Years ended December 31,
	2007	2006	2005
Revenue:
Processed seafood products	$27,863,397	$16,550,526	$7,045,713
Marine catch	8,561,930	10,891,496	7,892,850

	$36,425,327	$27,442,022	$14,938,563

	Years ended December 31,
	2007	2006	2005
Gross profit:
Processed seafood products	$9,065,326	$5,186,184	$1,594,709
Marine catch	1,710,483	2,525,648	2,146,234

	$10,775,809	$7,711,832	$3,740,943

	As of December 31,
	2007	2006	2005
Total assets:
Processed seafood products	$8,753,820	$4,874,159	$5,559,668
Marine catch	421,015	568,999	1,754,525
Corporate overhead	24,954,772	9,986,478	3,592,352

	$34,129,607	$15,429,636	$10,906,545

(b) Geographic information

The Company’s operations are located in three main geographical areas. All the Company’s long-life assets are located in the PRC. The Company’s sales by geographical market are analyzed as follows:

	Years ended December 31,
	2007	2006	2005
Revenue:
PRC	$36,230,926	$27,191,599	$14,306,308
Japan	96,578	98,939	287,187
Others	97,823	151,484	345,068

	$36,425,327	$27,442,022	$14,938,563

	Years ended December 31,
	2007	2006	2005
Gross profit:
PRC	$10,718,028	$7,641,796	$3,563,121
Japan	28,705	27,671	80,772
Others	29,076	42,365	97,050

	$10,775,809	$7,711,832	$3,740,943

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Rixiang, Jixiang and Mingxiang are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $260,138, $219,611 and $155,506 for the years ended December 31, 2007, 2006 and 2005, respectively.

16. STATUTORY RESERVES

Under the PRC Law, the Company’s subsidiaries, Rixiang, Jixiang and Mingxiang are required to make appropriations at the end of each calendar year to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2007, 2006 and 2005, Rixiang contributed $1,385,997, $1,132,988 and $591,281 to statutory reserves, respectively. Both Jixiang and Mingxiang did not make any contribution to the statutory reserve for the years ended December 31, 2007, 2006 and 2005 since they suffered after-tax net losses during these periods.

17. CONCENTRATION OF RISK

(a) Major customers

The following is a table summarizing the revenue from customers that individually represents greater than 10% of the total revenue for each of the years ended December 31, 2007, 2006 and 2005 and their outstanding balances at year-end date:

	Year ended December 31, 2007
	Revenue	Percentage of total revenue	Accounts receivable, trade
Customers
Customer A	$3,563,492	10%	$395,054
Customer B	3,618,819	10%	390,146
Total:	$7,182,311	20%	$785,200

	Year ended December 31, 2006
	Revenue	Percentage of total revenue	Accounts receivable, trade
Customers
Customer A	$3,919,057	14%	$146,270
Customer B	3,845,173	14%	164,354
Customer C	3,022,121	11%	96,845
Customer D	2,659,585	10%	72,212
Total:	$13,445,936	49%	$479,681

	Year ended December 31, 2005
	Revenue	Percentage of total revenue	Accounts receivable, trade
Customers
Customer A	$1,463,085	10%	$313,492
Customer B	1,611,657	11%	402,742
Customer C	2,922,916	20%	615,217
Customer E	1,875,118	13%	571,151
Customer F	1,701,876	11%	348,782
Total:	$9,574,652	65%	$2,251,384

(b) Major vendors

The following is a table summarizing the purchases from vendors that individually represents greater than 10% of the total purchases for each of the years ended December 31, 2007, 2006 and 2005 and their outstanding balances as at year-end date:

	Year ended December 31, 2007
	Purchases	Percentage of total purchases	Accounts payable, trade
Vendors
Vendor A	$3,483,613	14%	$-
Vendor B	3,215,352	13%	29,978
Vendor C	2,731,895	11%	64,489
Vendor D	2,588,709	10%	25,315
Total:	$12,019,569	48%	$119,782

	Year ended December 31, 2006
	Purchases	Percentage of total purchases	Accounts payable, trade
Vendors
Vendor A
Total:	$4,531,990	23%	$-

	Year ended December 31, 2005
	Purchases	Percentage of total purchases	Accounts payable, trade
Vendors
Vendor A	$3,300,438	29%	$-
Vendor B	3,012,413	27%	-
Total:	$6,312,851	56%	$-

(c) Credit risks

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at floating rates expose the Company to cash flow and fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in floating rate instruments. At the year end, all of borrowings were at floating rates.

18. GUARANTEES

Mingxiang provided a bank loan guarantee to an unrelated third party for the following loan balance:

Guarantor	Guarantee	2007	2006
ShiShi Huabao Mingxiang Foods Co. Ltd	Shishi Yu Ching Knitting and Clothing Company	$640,000	$640,000

In accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007 and 2006. The guarantee expired on January 10, 2008 and it was renewed through January 10, 2010.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 17, 2007, concurrent with the change in control transaction discussed above, our board of directors elected to continue the existing relationship of our new subsidiary Nice Enterprise with Zhong Yi (Hong Kong) C.P.A. Company Limited, and appointed Zhong Yi (Hong Kong) C.P.A. Company Limited, as our independent auditor. Additionally, concurrent with the decision to maintain our relationship with Zhong Yi (Hong Kong) C.P.A. Company Limited, our board of directors approved the termination of Pritchett, Siler & Hardy, P.C. as our independent auditor.

We furnished a copy of this disclosure to Pritchett, Siler & Hardy, P.C. and requested Pritchett, Siler & Hardy, P.C. to furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(1) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of this letter was filed by us as Exhibit 16.1 to our current report on Form 8-K, filed on November 23, 2007.

On January 23, 2008, concurrent with the decision to dismiss Zhong Yi (Hong Kong) C.P.A. Co., Ltd. as its independent auditor, the board of directors unanimously voted to engage Cordovano and Honeck, LLP as its new independent auditor. Zhong Yi (Hong Kong) C.P.A. Co., Ltd. is the affiliated firm of Cordovano and Honeck, LLP’s in Asia.

We furnished a copy of this disclosure to Zhong Yi (Hong Kong) C.P.A. Co., Ltd. and requested Zhong Yi (Hong Kong) C.P.A. Co., Ltd. to furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(1) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of this letter was filed by us as Exhibit 16 to our current report on Form 8-K, filed on January 31, 2008.

No accountant’s report issued by Pritchett, Siler & Hardy, P.C. on the financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principals, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During the two most recent financial years (ended December 31, 2005 and 2006) and from January 1, 2007 to the date of this statement, there were no disagreements with Pritchett, Siler & Hardy, P.C. and Zhong Yi (Hong Kong) C.P.A. Co., Ltd. or any matter of accounting principals or practices, financial disclosures, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our two most recent financial years (ended December 31, 2005 and 2006) and from January 1, 2007 to the date of this statement.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control - Integrated Framework’. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Zhong Yi (Hong Kong) C.P.A. Company Limited, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within China Marine Food Group Limited have been detected.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of China Marine Food Group Limited:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that China Marine Food Group Limited and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 20, 2008 expressed an unqualified opinion on those financial statements.

CORDOVANO AND HONECK, LLP
Englewood, Colorado
March 28, 2008

ITEM 9B. Other Information

On November 23, 2007, the Company filed with the Commission a Form 8-K stating that the Company had: (i) entered into a Share Exchange Agreement with Nice Enterprise Trading H.K. Co., Ltd; (ii) completed a reverse acquisition of Nice Enterprise pursuant to the Share Exchange Agreement; (iii) the Company acquired all of the issued and outstanding shares of Nice Enterprise from Nice Enterprise stockholders in exchange for 15,624,034 shares of the Company’s common stock. Further, the Company sold to certain accredited investors units consisting of an aggregate of 6,199,441 restricted common stock shares and warrants to purchase up to an aggregate of 1,239,731 common stock shares for $3,214 per unit; (iv) dismissed the Company’s independent auditor, Pritchett, Siler & Hardy, P.C. and engaged Zhong Yi (Hong Kong) C.P.A. Co., Ltd. as the Company’s new independent auditor; (v) as a result of the closing of the reverse acquisition with Nice Enterprise, the former stockholders of Nice Enterprise, prior to the private placement transaction as described under Item 2.01 of the Form 8-K, owned 93.15% of the total outstanding shares of our Common Stock and total voting power of all our outstanding voting securities. After the private placement, their interest in the company was diluted to 68% of the total outstanding shares of our Common Stock and total voting power of all our outstanding voting securities; (vi) upon the closing of the reverse acquisition, Richard Crimmins, the Company’s sole director, submitted his resignation letter pursuant to which he resigned from all offices of the Company that he held. Mr. Pengfei Liu, Mr. Shaobin Yang and Mr. Weipeng Piu were appopinted to serve on the Board of Directors. In addition, Mr. Pengfei Liu was appointed the Chief Executive Officer and Interim Secretary; Mr. Shaobin Yang was appointed the Deputy Chief Executive Officer and Mr. Marco Hon Wai Ku was appointed the Chief Financial Officer; (vii) the Company changed its name to China Marine Food Group Limited; (viii) change in the Company’s status as a ‘Shell Company;’ and (ix) attached the audited consolidated financial statements of Nice Enterprise Trading H.K. Co., Ltd., Shishi Rixiang Marine Foods Co., Ltd., Shishi Huabao Mingxiang Foods Co., Ltd., and Shishi Huabao Jixiang Water Products., Ltd. for the fiscal years ended December 31, 2004, 2005 and 2006, as well as, the unaudited pro forma condensed consolidated financial information of New Paradigm Productions, Inc. and its subsidiaries for the nine months ended September 30, 2007.

On November 30, 2007, the Company filed with the Commission a Form 8-K/A correcting the Form 8-K filed with the Commission on November 23, 2007 as follows: (i) the aggregate number of shares of common stock underlying warrants sold pursuant to the Securities Purchase Agreement; (ii) the exercise price of the warrants sold in connection with the Securities Purchase Agreement; (iii) the Commission File Number; (iv) the name of the Company; (v) a single typographical error which appeared on page 1 of the Common Stock Purchase Warrant issued to Sterne Agee & Leach, Inc. and its designee, attached hereto as Exhibit 4.3; (vi) a single typographical error which appeared on page 1 the Common Stock Purchase Warrant issued to Yorkshire Capital Limited and its designee, attached hereto as Exhibit 4.4; (vii) a single typographical error which appeared on page 1 of the Securities Purchase Agreement, attached hereto as Exhibit 10.1; and (vii) to include the Unaudited Pro Forma Financial Information of the Company, attached hereto under Item 9.01(b).

On December 14, 2007, the Company filed the Commission a Form S-1 registering the following amount of 13,291,942 shares of common stock of New Paradigm Productions, Inc. (K/N/A China Marine Food Group Limited), a Nevada corporation that may be sold from time to time by the selling stockholders named in the Prospectus as part of the S-1 filing, consisting of 11,122,138 shares of common stock and 2,169,804 shares of common stock issuable upon exercise of three-year warrants owned by the selling stockholders named in the Prospectus as part of the S-1 filing. The Company will not receive any proceeds from the sales of any shares of common stock by the selling stockholders.

On March 21, 2008, the Company filed with the Commission a Form 8-K stating that on February 20, 2008, the Company had entered into an Investor Relations Consulting Agreement (“Agreement”) with Hayden Communications International, Inc. (“HCI”). Pursuant to the terms of the Agreement, HCI will advise, counsel and inform designated officers and employees of the Company as it relates to financial markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business about which HCI has knowledge or expertise. Moreover, HCI will develop, implement and maintain an ongoing stock market support system for the Registrant with the general objective of expanding awareness of the Registrant among stockbrokers, analysts, micro-cap portfolio/fund managers, market makers, and the appropriate financial and trade publications. In exchange for these services, the Company shall pay HCI compensation as follows: (i) a monthly consulting and service fee of $7,500 a month from the initial start date of February 20, 2008 through the effective date of the Form S-1, at which time the consulting fee will increase to $11,500 per month through the end of the contractual period; and (ii) Thirty Thousand (30,000) shares of restricted common stock. The Agreement shall remain in effect for a period commencing on February 20, 2008 until twelve (12) months thereafter. There are no material relationships between the Registrant or its affiliates and HCI. A copy of the Investor Relations Consulting Agreement was filed as Exhibit 10.1 to the Form 10-K

PART III.

ITEM 10.  Directors and Executive Officers of the Registrant

DIRECTORS AND OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Directors

Name	Age	Position held

Pengfei LIU	52	CEO, Secretary and Director

Shaobin YANG	40	Deputy CEO and Director

Weipeng LIU	31	Director

Marco Hon Wai KU	34	Chief Financial Officer

None of the Directors and Executive Officers is related to each other or the Substantial Shareholder.

Pengfei Liu is our CEO, Secretary and Director. He is the founder of our Company, and has been spearheading the expansion and growth of our Company. Mr Liu is responsible for our operations, marketing, public relations, strategic planning and development of new products and markets and overall running of our Company.

From 1975 to 1981, Mr. Liu served as a seaman with the Zhejiang East Ocean Navy. From 1981 to 1993, he worked as a trader in seafood. In 1994, Mr. Liu established Mingxiang. In October 2003, Mr. Liu was elected as member of the executive committee of the China Aquatic Products Processing and Marketing Association (CAPPMA). In December 2003, Mr Liu was appointed committee member of the Shishi Committee (Fujian Province) of the Chinese People’s Political Consultative Conference. In January 2005, Mr Liu was elected vice-chairman of the executive committee of Quanzhou Food Products Industry Association. In December 2005, Mr Liu was appointed as a member of the executive committee of the China Chamber of International Commerce, Shishi Chamber of Commerce. In August 2006, Mr Liu was appointed executive member of the general meeting of the Fujian Aquatic Products Processing and Marketing Association (FAPPMA).  Mr. Liu is not a member of the board of directors for any public company.

Shaobin Yang is our Deputy CEO and Director. Mr Yang joined our Company in October 2006 and is responsible for the overall business and market development of our Company. In July 1987, Mr Yang graduated from the Fujian Agriculture and Forestry University with a bachelor degree in agricultural economics management. He later obtained a PhD in Economics (major in Finance) from Xiamen University in 2002.

Prior to joining our Company, Mr Yang was an officer at the Fujian Province Shishi City Tax Bureau from January 1989 to July 1995. From 1995 to 2002, Mr. Yang attended Xiamen University and earned his PhD in Economics. He then served as an officer at the Fujian Province Shishi City State Tax Bureau from December 2002 to October 2003; an officer at the Fujian Province Quanzhou City State Tax Bureau from October 2003 to July 2005; and an officer at the Fujian Province State Tax Bureau from July 2005 to September 2006. Mr. Yang is not a director of any public company.

Weipeng Liu is our Director and is responsible for overseeing the construction, operation and maintenance of our equipment and production facilities. After graduating with a degree in mechanical design and manufacturing and automation from Fuzhou University in 1997, Mr Liu joined our Company as Mingxiang and Rixiang’s facilities manager. He was appointed to serve as an executive director of Rixiang in October 2006. . Mr. Liu is not a director of any public company.
Marco Hon Wai Ku is our Chief Financial Officer and joined our Company in July 2007. He is responsible for the corporate finance function of our Company and oversees matters relating to accounting, financial administration and the compliance and reporting obligations of our Company. Mr Ku obtained a bachelor’s degree in Finance from the Hong Kong University of Science and Technology in 1996, and is currently a Fellow Member of the Hong Kong Institute of Certified Public Accountants.

Prior to joining us, from 1996 to 2000, Mr Ku was with KPMG, where he last held the position as Assistant Manager. From August 2000 to February 2003, he was the Manager - Corporate Services in Logistics Information Network Enterprise (HK) Limited, a subsidiary of Hutchison Port Holdings Ltd., where he later worked as Manager - Management Accounting from March 2003 to September 2004. From October 2004 to September 2005, he worked as a Financial Controller for Hongkong.com Company Limited (a Hong Kong listed company within the China.com Group). And from October 2005 to April 2007, he co-founded KISS Catering Group, which is a food and beverage business in Beijing. Mr. Ku is not a director of any public company.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person, and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

SIGNIFICANT EMPLOYEES

Other than the officers described above, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers, directors, persons nominated for such positions, or significant shareholders.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, or control persons have been involved in any of the following events during the past five years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD COMMITTEES

Our board of directors is currently composed of three executive directors, Mr. Pengfei Liu, Mr. Shaobin Yang and Mr. Weipeng Liu. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present. We intend to increase the number of independent directors by June of 2008.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

CODE OF ETHICS

We adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 on January 24, 2008. The Code is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•	Compliance with applicable governing laws, rules and regulations;

•	The prompts internal reporting of violations of the Code to the appropriate person or persons; and

•	Accountability for adherence to this Code.

This Code requires the highest standard of ethical conduct and fair dealing of its Chief Financial Officers. While, per Sarbanes-Oxley, this policy is intended to only cover the actions of the CFO, we expect our other officers, directors and employees to also review the Code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to earn the trust, confidence and respect of our suppliers, customers and stockholders.

Our CFO is committed to conducting business in accordance with the highest ethical standards. The CFO must comply with all applicable laws, rules and regulations. Furthermore, the CFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

ITEM 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of three individuals: (1) Pengfei Liu, our Chief Executive Officer and beneficial owner of 50.96% of our common stock; (2) Shaobin Yang, our Deputy CEO; (3) and Weipeng Liu, our Executive Director. Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, such as HQ Sustainable Maritime Industries, Inc., Zhongpin Inc. and American Dairy, Inc., and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. Mr. Pengfei Liu has been and may continue to be involved when our board of directors deliberate compensation issues related to his, Mr. Yang’s and Mr. Ku’s compensation.

As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

Elements of Compensation

We provide our executive officers solely with a base salary to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.

Base Salary

The base salary paid to Mr. Pengfei Liu and Mr. Shaobin Yang during 2006 was $13,000 and $5,400 respectively. In 2007, the base salary paid to Mr. Liu, Mr. Yang and Mr. Ku was increased to approximately $22,000, $18,000 and $32,000 respectively. The 2008 annual compensation for Mr. Liu, Mr. Yang and Mr. Ku is expected to be $132,000, $78,000 and $84,000 respectively. All such amounts were paid in cash. The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of our board of directors and/or our executive officers.

Discretionary Bonus

We have not provided our executive officers with any discretionary bonuses at the moment but our board of directors may consider the necessity of such scheme in the future based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success~~.~~

Equity Incentives

We have not established an equity based incentive program and have not granted stock based awards as a component of compensation, apart from the common stock award of approximately 24,000 shares to be awarded to Mr. Ku upon the successful listing of our shares on a stock exchange. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our board of directors determines that it is in the best interests of our stockholders and the Company to do so.

Retirement Benefits

Our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites

We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation

We do not provide our executives the opportunity to defer receipt of annual compensation.

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers who served on our board of directors.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Crimmins, Sole Director	2007	-	-	-	-	-	-	-	-
Pengfei Liu, CEO	2007	22,000	26,000	-	-	-	-	-	48,000
Shaobin Yang, Deputy CEO	2007	18,000	16,000	-	-	-	-	-	34,000
Marco Hon Wai Ku, CFO (1)	2007	32,000	-	-	-	-	-	-	32,000
Weipeng Liu, Executive Director	2007	11,000	11,000	-	-	-	-	-	22,000

(1)	Mr. Ku joined our Company in July 2007.

On November 17, 2007, we entered into a reverse acquisition transaction with Nice Enterprise that was structured as a share exchange and in connection with that transaction; Mr. Liu became the Chief Executive Officer (“CEO”). Prior to the effective date of the reverse acquisition, Mr. Liu served at Nice Enterprise as the CEO. The annual, long term and other compensation shown in this table include the amount Mr. Liu received from Nice Enterprise prior to the consummation of the reverse acquisition.

Richard Crimmins did not receive any compensation as our sole director. He tendered his resignation with our Company upon the closing of the reverse acquisition of Nice Enterprise on November 17, 2007 and his resignation from his position as our director became effective immediately.

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

On November 17, 2007, we entered into separate service agreements (“Service Agreements”) with our executive directors, namely, Pengfei Liu, Shaobin Yang and Weipeng Liu, on substantially similar terms, which will remain effective until December 31, 2010. After December 31, 2010, each of the Service Agreements will continue for a further term of three years unless otherwise terminated by the respective parties to the Service Agreement giving not less than six months’ notice in writing to the counterparty to such agreement. Each of the Service Agreements may be terminated if any of the executive directors commits a breach of his Service Agreement, such as being convicted of any offence involving fraud or dishonesty or being adjudicated bankrupt. There are no benefits payable to an executive director upon termination of his Service Agreement. The Service Agreement covers the terms of employment, such as salary and bonus. Under the terms of the Service Agreements, Pengfei Liu, Shaobin Yang and Weipeng Liu will each be paid an annual salary of approximately $132,000, $78,000 and $39,000 respectively, payable in equal monthly instalments. A copy of each of the Service Agreements for each of our three directors was filed as Exhibits 10.5, 10.6 and 10.7 of the Form 8-K filed on November 23, 2007 with the Commission.

We also have entered into a service agreement with Marco Hon Wai Ku who joined the Company as our chief financial officer in July 2007. The service agreement with Mr. Ku is renewable on a year-to-year basis and may be terminated by either party giving not less than two months’ notice in writing to the other. The service agreement may also be terminated if Mr. Ku commits a breach of the agreement, such as being convicted of any offence involving fraud or dishonesty or being adjudicated bankrupt. The service agreement covers the terms of employment, such as salary and bonus. Under the service agreement, Mr. Ku has also agreed not to enter into businesses that will compete with us for a period of six months after the termination of the service agreement. Mr. Ku will be paid an annual salary of approximately $84,000, and will receive a common stock award of approximately 24,000 shares upon successful listing of our shares on a stock exchange. A copy of the service agreement for Mr. Ku was filed as Exhibit 10.8 of the Form 8-K filed on November 23, 2007 with the Commission.

We will bear all travelling and travel-related expenses, entertainment expenses and other out-of-pocket expenses reasonably incurred by our executive directors in the process of discharging their respective duties on our behalf.

Except as disclosed herein, we have no other existing or proposed service agreement with any of our directors.

BONUSES AND DEFERRED COMPENSATION

In addition, we will pay to each of Pengfei Liu, Shaobin Yang and Weipeng Liu an incentive bonus based on our  PBT, where “PBT” refers to the audited combined profit from our operations and before income tax and before any dividend distribution (excluding non-recurring exceptional items and extraordinary items) and before minority interests for the relevant financial year.

The amount of incentive bonus that Pengfei Liu is expected to receive in each financial year will be determined as follows:

Rate of Incentive Bonus
PBT	Pengfei Liu
Where the PBT is between US $ 10,684,000 and US $ 13,356,000	0.75% of the PBT

Where the PBT is US $ 13,356,000 or more but not more than US $ 16,027,000	0.75% of the PBT for the first US $ 13,356,000 of PBT; and 1.0% on the amount over US $ 13,356,000

Where the PBT is US $ 16,027,000 and above	0.75% of the PBT for the first US $ 13,356,000 of PBT; 1.0% on the US $ 2,671,000 after the first US $ 13,356,000 of PBT; and 1.5% on the amount over US $ 16,027,000

The amount of incentive bonus that Shaobin Yang and Weipeng Liu is expected to receive in each financial year will be determined as follows:

Rate of Incentive Bonus
PBT	Shaobin Yang	Weipeng Liu
Where the PBT is between US $ 10,684,000 and US $ 13,356,000	0.25% of the PBT	0.15% of the PBT

Where the PBT is above US $ 13,356,000	0.25% of the PBT for the first US $ 13,356,000 of PBT; and 0.5% on the amount over US $ 13,356,000	0.15% of the PBT for the first US $ 13,356,000 of PBT; and 0.25% on the amount over US $ 13,356,000

The incentive bonuses will be paid in the first quarter of the year following the year of assessment. The first assessment year for incentive bonuses will be year 2008.

This particular performance metric was chosen by the board of directors because they believed that such scheme would help in measuring the rewards provided to the senior executives and the directors in an open, fair, and measurable manner given the bonuses were tied in with the performance of the group. A progressive basis was selected because the senior executives and the directors could be highly motivated under the said scheme and we believe this should improve long-term stockholder value over time. This particular performance metric was arbitrarily determined by the board of directors after considering our historical business performance and the expected returns which could be possibly achieved if the business strategies and development plans could be implemented and well managed by the management. This performance metric will be consistently reviewed by the board of directors, or the compensation committee when it is established, going forward.

We do not have any deferred compensation or retirement plans. We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2007. As of December 31, 2007, none of our executive officers or directors owned any of our derivative securities.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Amended Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us is in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding beneficial ownership of our common stock as of December 31, 2007 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Da Bao Industrial Zone, Shishi City, Fujian, China, 362700.

Title of Class	Name & Address of Beneficial Owner	Office, If Applicable	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock $0.001 par value	Pengfei Liu	CEO	11,706,537 (1)	50.96

	Dabao Industrial Zone, Shishi City, Fujian Province, China

Common Stock $0.001 par value	Shaobin Yang	Deputy CEO	0	0

	Dabao Industrial Zone, Shishi City, Fujian Province, China

Common Stock $0.001 par value	Marco Hon Wai Ku	CFO	0	0

	Dabao Industrial Zone, Shishi City, Fujian Province, China

Common Stock $0.001 par value	Weipeng Liu	Executive Director	0	0

	Dabao Industrial Zone, Shishi City, Fujian Province, China

Common Stock $0.001 par value	Tradelink Securities, LLC		2,240,200 (2)	9.75

	21 S. Wacker Dr. Suite 1900 Chicago, Il 60606

Common Stock $.001 par value	All officers and directors as a group		11,706,537	50.96

(1)
Of these 11,706,537 common stock shares, 6,199,441 common stock shares have been placed into an escrow account pursuant to a make good agreement entered into by Mr. Pengfei Liu in connection with the Securities Purchase Agreement.

(2)	This includes 1,866,833 common stock shares and 373,367 common stock shares underlying warrants issued pursuant to the Securities Purchase Agreement.

ITEM 13.  Certain Relationships and Related Transactions

INTERESTED PERSON TRANSACTIONS

Except as disclosed herein, we have not entered into any related transaction with any of our directors, executive officers or controlling shareholder or their affiliates.

Past Interested Person Transactions

Details of the material interested person transactions for the fiscal years ended December 31, 2005, 2006 and 2007 are set forth below:

Year of Transaction	Acquirer	Acquiree	Nature/Amount of Property Acquired or to be Acquired	Terms of Transaction
2005	Mingxiang and Rixiang	Pengfei Liu, CEO and Controlling Shareholder	$0.2 million for charter fees, paid to the lessors of fishing vessels.	Loan was unsecured, repayable on demand and interest-free.

			Lessors were unrelated third-parties.	Loan fully repaid as of October 31, 2006.

2005	Nice Enterprise	Pengfei Liu, CEO and Controlling Shareholder	$4.164 million advance.	Advance was unsecured, repayable on demand and interest-free.

2006	Nice Enterprise	Rixiang	Nice Enterprises acquired Rixiang at a total consideration of $0.13.	The purpose of this transaction was to restructure the Company.

2006	Nice Enterprise	Jixiang	Nice Enterprise through Rixiang acquired Jixiang for a cash consideration of $0.56 Million.	The purpose of this transaction was to restructure the Company.

2006	Nice Enterprise	Mingxiang	Nice Enterprise through Rixiang acquired Mingxiang at a cash consideration of $3.76 Million.	The purpose of this transaction was to restructure the Company.

2006	Mingxiang and Rixiang	Pengfei Liu, CEO and Controlling Shareholder	$23,000 for charter fees paid to the lessors of fishing vessels. Lessors were unrelated third-parties.	Loan was unsecured, repayable on demand and interest-free. Loan fully repaid as of October 31, 2006.

2006	Nice Enterprise	Pengfei Liu, CEO and Controlling Shareholder	$646,000 advance.	Advance was unsecured, repayable on demand and interest-free.

2007	Nice Enterprise	Pengfei Liu, CEO and Controlling Shareholder	$262,000 advance.	Advance was unsecured, repayable on demand and interest-free.

a)	Payment by Pengfei Liu, on behalf of Mingxiang and Rixiang, of charter fees for fishing vessels

During the period under review, our CEO and controlling shareholder, Pengfei Liu, paid charter fees in respect of 10 fishing vessels for and on behalf of Mingxiang and Rixiang. The charter fees were paid to the lessors of the fishing vessels and amounted to $0.1 million in 2004, $0.2 million in 2005 and $23,000 in 2006. The lessors were unrelated third-parties. The amounts due from us to Pengfei Liu were unsecured, repayable on demand and interest-free, and were fully repaid as at October 31, 2006.

b)	Payment by Pengfei Liu, on behalf of Jixiang, of purchase price for land use rights

In 2003, our subsidiary Jixiang purchased land-use rights at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province for $0.2 million. It also acquired two blocks of factory space at the same location for $60,000. The aggregate amount of $0.3 million due from Jixiang was paid for by Pengfei Liu, and was unsecured, repayable on demand and interest-free. Jixiang had repaid the amount in full as at December 31, 2005.

c)	Non-trade advances to and from Pengfei Liu

From time to time, we have extended advances to Pengfei Liu. The amounts advanced to Pengfei Liu were interest-free, unsecured and had no fixed terms of repayment. All advances to Pengfei Liu have been fully repaid as at October 31, 2005. Pengfei Liu had also, from time to time, extended advances to us for working capital purposes.

	As at December 31,
US$’000	2007	2006	2005
Advances from Pengfei Liu	262	646	4,164
Advances to Pengfei Liu	-	-	-

Present Interested Person Transactions

a)	Provision of guarantees by Pengfei Liu and Yazuo Qiu

As at December 31, 2007, the guarantees provided by our directors and their respective associates to secure bank facilities from the Agricultural Bank of China, Shishi Branch, are as follows:

Party to which banking facilities are granted	Loan Amount (US$’000)	Outstanding Loan Amount (US$’000)	Guarantees
Mingxiang	410	53	Guaranteed by Pengfei Liu and Yazuo Qiu
Mingxiang	719	719	Guaranteed by Pengfei Liu and Yazuo Qiu

The facilities provided by the Agricultural Bank of China, Shishi Branch, were used to finance our working capital requirements.

As at December 31, 2007, the total outstanding loan amounts by we held were approximately $0.7 million, and the full amounts which amounts are guaranteed by Pengfei Liu and Yazuo Qiu. The effective interest rate on these short-term loans is approximately 9.2% per annum. No consideration was provided to Pengfei Liu and Yazuo Qiu in exchange for their guarantees.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

All ongoing and future transactions between us and any of our officers and directors and their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. We will not enter into a business combination or invest alongside any of our directors, officers, any affiliate of ours or of any of our directors or officers or a portfolio company of any affiliate of our directors or officers.

POTENTIAL CONFLICTS OF INTERESTS

Save as disclosed below and under the section “Interested Person Transactions”, during the past three financial years:

a)	None of our directors, executive officers or controlling shareholder or their affiliates have had any interest, direct or indirect, in any material transaction to which we are a party.

b)
None of our directors, executive officers or controlling shareholder or their affiliates have had any interest, direct or indirect, in any company that carries the same business or similar trade which competes materially and directly with our existing business.

c)
None of our directors, executive officers or controlling shareholder or their affiliates have had any interest, direct or indirect, in any enterprise or company that is our major customer or supplier of goods or services.

d)
None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction we have undertaken within the last three years.

ITEM 14. Principal Account Fees and Services

The following is a summary of the fees billed to us by Zhong Yi (Hong Kong) C.P.A. Co., Ltd., the Company’s current auditors; Gervais McCannon Tyler & Associates, P.C., the Company’s current taxation advisors; Pritchett, Siler & Hardy, P.C. (“PSH”), the Company’s former auditors (for the period January 1, 2007 to September 30, 2007); and the Company's former auditors, McKennon, Wilson & Morgan LLP ("MWM") for professional services rendered for the years ended December 31, 2007 and 2006:

Services (US$’000)	2007	2006
Audit Fees	$80	$5

Audit Related Fees	10	-

Tax Fees	1	1

All Other Fees	-	-

TOTAL	$91	$6

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in Audit Fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

PART IV.

ITEM 15.  Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

2.1	Share Exchange Agreement, dated November 17, 2007 by and among the Registrant, Nice Enterprise and its stockholders. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 2.1)

3.1	Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada, as amended to date. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.1)

3.2	Amended and Restated Bylaws of the Registrant. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.2)

4.1	Form of Registration Rights Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.1)

4.2	Form of Common Stock Purchase Warrant issued to Investors dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.2)

4.3	Form of Common Stock Purchase Warrant issued to Sterne Agee & Leach, Inc. and its designee. (Filed with the Commission on Form 8-K/A dated November 30, 2007 as Exhibit 4.3)

4.4	Form of Common Stock Purchase Warrant issued to Yorkshire Capital Limited and its designee. (Filed with the Commission on Form 8-K/Adated November 30, 2007 as Exhibit 4.4)

10.1	Form of Securities Purchase Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K/A on November 30, 2007 as Exhibit 10.1)

10.2
Closing Escrow Agreement dated November 17, 2007, by and among the Registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner, LLP. (Filed with the Commission on Form 8-K dated November 23, 007 as Exhibit 10.3)

10.3	Employment Contract dated November 17, 2007, between the Registrant and Pengfei Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.5)

10.4	Employment Contract dated November 17, 2007, between the Registrant and Shaobin Yang. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.7)

10.5	Employment Contract dated November 17, 2007, between the Registrant and Weipeng Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.6)

10.6	Employment Contract dated July 26, 2007, between Nice Enterprise and Marco Hon Wai Ku. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.8)

10.7	Consulting Agreement dated January 1, 2007 between Yorkshire Capital Ltd. And Nice Enterprise Trading H.K. Co., Ltd. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.9)

10.8
Common Stock Purchase Agreement dated September 13, 2007, by and between New Paradigm Productions, Inc. and Halter Financial Investments, L.P. (Filed with the Commission on Form 8-K dated September 14, 2007 as Exhibit 10.1)

10.9
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated October 26, 2006. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.10
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated April 18, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.11
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated April 29, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.12
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated June 3, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.13
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated June 13, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.14
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated July 2, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.15
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated August 21, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.16
Make Good Escrow Agreement dated November 17, 2007, by and among the Registrant, Sterne Agee & Leach, Inc., Mr. Pengfei Liu, and Interwest Transfer Company, Inc. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.2)

10.17	Lock-up Agreement dated November 17, 2007, by and among the Registrant and Mr. Pengfei Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.4)

10.18
Investor Relations Consulting Agreement, by and between the Registrant and Hayden Communications International, Inc. dated February 20, 2008. (Filed with the Commission on Form 8-K dated March 21, 2008 as Exhibit 10.1)

14.1	Business Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.1)

14.2	Financial Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.2)

21	*Subsidiaries List (filed herewith)

23.1	*Consent of Registered Public Accounting Firm - Zhong Yi (Hong Kong) C.P.A. Co., Ltd. (filed herewith)

24	*Power of Attorney (filed herewith)

31.1	*Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	*Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Executive Officer (filed herewith)

32.2	*Certificate pursuant to 18 U.S.C. ss. 1350 for Michael Mak, Chief Financial Officer (filed herewith)

* - Filed herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

Dated: March 28, 2008	/s/ Pengfei Liu
Pengfei Liu, Chief Executive Officer
(Principal executive officer)

Dated: March 28, 2008	/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
(Principal financial officer)