Form 10-Q
period 2008-03-31
CHINA MARINE FOOD GROUP LTD
filed 2008-05-15
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-40790

CHINA MARINE FOOD GROUP LIMITED
(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0640467
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

362700
Da Bao Industrial Zone, Shishi City Fujian, China (Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: 86-595-8898-7588

(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 12, 2008 was 22,972,301 shares, all of one class of $0.001 par value Common Stock.

CHINA MARINE FOOD GROUP LIMITED
FORM 10-Q
Quarter Ended March 31, 2008

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART 1.  FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Income
for the three months ended March31, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows
for the three months ended March31, 2008 and 2007	F-4

Condensed Consolidated Statements of Stockholders’ Equity
for the three months ended March31, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 - F-10

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
[Currency expressed in United States Dollars (“US$”), except for number of shares]

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,103,827	$24,476,647
Accounts receivable, net	4,649,289	4,183,437
Inventories	1,319,432	1,187,335
Prepaid expenses	875,500	165,528

Total current assets	37,948,048	30,012,947

Property, plant and equipment, net	3,620,510	3,510,837
Intangible assets, net	627,023	605,823

Total assets	$42,195,581	$34,129,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,185,298	$772,481
Accounts payable, trade	877,610	436,620
Amount due to a shareholder	315,260	262,388
Salaries payable	216,117	345,319
Income tax payable	421,498	341,094
Other payables and accrued liabilities	552,786	443,533

Total current liabilities	6,568,569	2,601,435

Stockholders’ equity:
Common stock	22,972	22,972
Additional paid-in capital	16,579,443	16,579,443
Statutory reserve	3,110,266	3,110,266
Accumulated other comprehensive income	2,560,725	1,252,896
Retained earnings	13,353,606	10,562,595

Total stockholders’ equity	35,627,012	31,528,172

Total liabilities and stockholders’ equity	$42,195,581	$34,129,607
enotes amount less than US$1
See accompanying notes to condensed consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
[Currency expressed in United States Dollars (“US$”)]
(Unaudited)

	Three months ended March 31,
	2008	2007

Revenue, net	$10,782,052	$8,910,987

Cost of revenue	7,179,144	6,077,626

Gross profit	3,602,908	2,833,361

Operating expenses:
Depreciation and amortization	9,420	11,146
Selling and distribution	88,584	20,936
General and administrative	277,167	37,535

Total operating expenses	375,171	69,617

Income from operations	3,227,737	2,763,744

Other income (expenses):
Subsidy income	-	12,859
Rental income	17,936	16,549
Interest income	39,260	16,501
Interest expense	(81,441)	(75,787)

Total other expenses	(24,245)	(29,878)

Income before income taxes	3,203,492	2,733,866

Income tax expense	(412,481)	(331,716)

Net income	$2,791,011	$2,402,150

Net income per share - basic	$0.12	$0.15

Net income per share - diluted	$0.11	$0.15

Weighted average shares outstanding - basic	22,972,301	15,624,034

Weighted average shares outstanding - diluted	25,142,105	15,624,034

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[Currency expressed in United States Dollars (“US$”)]
(Unaudited)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net cash provided by operating activities	$2,034,524	$780,700

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,600)	-

Net cash used in investing activities	(10,600)	-

Cash flows from financing activities:
Increase in amount due to a shareholder	52,872	123,573
Drawdown from short-term borrowings	7,658,569	-
Repayment of short-term borrowings	(4,245,752)	-

Net cash provided by financing activities	3,465,689	123,573

Foreign currency translation adjustment	1,137,567	75,008

NET CHANGE IN CASH AND CASH
EQUIVALENTS	6,627,180	979,281

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	24,476,647	9,182,239

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$31,103,827	$10,161,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$332,077	$-
Cash paid for interest expenses	$81,441	$75,787

See accompanying notes to condensed consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
[Currency expressed in United States Dollars (“US$”), except for number of shares]
(Unaudited)

	Common stock
	No of shares	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholder’s equity

Balance as of December 31, 2007	22,972,301	$22,972	$16,579,443	$3,110,266	$1,252,896	$10,562,595	$31,528,172
Net income for the period	-	-	-	-		2,791,011	2,791,011
Foreign currency translation adjustment	-	-	-	-	1,307,829	-	1,307,829

Balance as of March 31, 2008	22,972,301	$22,972	$16,579,443	$3,110,266	$2,560,725	$13,353,606	$35,627,012

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

1  BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates.

2  NATURE OF OPERATIONS AND MERGER

The Company was incorporated in October 1999 in Nevada and completed a reverse acquisition transaction with Nice Enterprise Trading H.K. Co., Limited (“Nice Enterprise”), through a share exchange with Nice Enterprise’s former stockholders as of November 17, 2007. The Company, formerly named New Paradigm Productions, Inc., subsequently changed its name to China Marine Food Group Limited (“China Marine”).

China Marine, Nice Enterprise, Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”) and Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”) are hereinafter referred to as “the Company”. The Company operates as manufacturer and distributor of seafood products, including dried and frozen seafood products, and trades with customers in domestic and overseas markets. The Company’s operations are located in Shishi City, Fujian Province, China.

3  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

4 INVENTORIES

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw materials	$565,467	$863,675
Work-in-process	509,898	88,528
Finished goods	59,187	136,197
Packaging materials	184,880	98,935

Total	$1,319,432	$1,187,335

5 SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang has short-term bank loans in the aggregate amount of approximately $4,185,298 (equivalent to RMB29,390,000) as of March 31, 2008 and $772,481 (equivalent to RMB5,650,000) as of December 31, 2007 with Agricultural Bank of China, a registered financial institution in the PRC. These borrowings are collateralized by certain land use rights, property, plant and machinery with an aggregate net book value of $2,656,782 as of March 31, 2008. Borrowings under the short-term bank loans bear effective interest rate per annum were 6.57% - 7.47% in the first quarter of 2008 and 7.96% in the first quarter of 2007.

6 AMOUNT DUE TO A SHAREHOLDER

From time to time, the major shareholder and CEO provides short term advances to the Company for working capital purposes, which are considered unsecured, interest-free and due on demand. At March 31, 2008 and December 31, 2007, the balance due to the major shareholder and CEO totaled $315,260 and $262,388, respectively.

7 INCOME TAXES

The Company is registered in State of Nevada and operates in three tax jurisdictions: United States of America, Hong Kong and the PRC.

The Company generated all of its net income from operations in the PRC for the 3 months ended March 31, 2008 and 2007. The companies registered in the PRC are all domestically owned and subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. Prior to January 2005, PRC EIT is at the rate of 33% on its taxable income. From January 2005 onwards, foreign investment enterprises (“FIEs”) engaged in production established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones are located may pay income taxes at a reduced rate of 24%. In addition, FIEs engaged in production having a period of operation of not less than ten years shall be exempted from income tax for the first two profit-making years and a 50% reduction in the income tax payable for the next three years.

Upon the change of legal status of Rixiang to FIEs in 2005, Rixiang is entitled to the exemptions from PRC Foreign Enterprise Income Tax (“FEIT”) for the period from January 1, 2005 to December 31, 2006 and a 50% reduced rate for the following three years. However, Jixiang and Mingxiang has used up all exemptions from PRC FEIT in prior years and accordingly Jixiang and Mingxiang are subject to PRC FEIT at rate of 24% on the taxable income. During 2005, substantial portion of business of Jixiang and Mingxiang was transferred to Rixiang and since then Jixiang and Mingxiang became property holding companies.

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

Therefore, Rixiang will continue to entitle to the reduced rate of 12% for 2007 and 12.5% for 2008 and 2009, followed by the unified tax rate of 25% from 2010. Jixiang and Mingxiang has used up all exemptions from PRC FEIT in prior years and accordingly Jixiang and Mingxiang are subject to PRC FEIT at rate of 25% on the taxable income with effective from January 1, 2008.

The Company’s effective income tax rates for the three months ended March 31, 2008 and 2007 were 12.5% and 12% respectively.

8 SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu Pengfei, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has two operating and reporting segments for the three months ended March 31, 2008 and 2007 which are processed seafood products and marine catch.

An analysis of the Company’s revenue and total assets are as follows:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
Processed seafood products	$9,933,543	$6,888,448
Marine catch	848,509	2,022,539
	$10,782,052	$8,910,987

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Gross profit:
Processed seafood products	$3,495,216	$2,428,688
Marine catch	107,692	404,673
	$3,602,908	$2,833,361

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited	)
Total assets:
Processed seafood products	$9,855,945	$8,753,820
Marine catch	360,310	421,015
Corporate overhead	31,979,326	24,954,772
	$42,195,581	$34,129,607

 (b) Geographic information

The Company’s operations are located in three main geographical areas. All the Company’s long-life assets are located in the PRC. The Company’s sales by geographical market are analyzed as follows:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
PRC	$10,520,431	$8,815,850
Japan and Philippines	261,621	-
Ukraine	-	95,137
	$10,782,052	$8,910,987

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Gross profit:
PRC	$3,515,485	$2,803,111
Japan and Philippines	87,423	-
Ukraine	-	30,250
	$3,602,908	$2,833,361

9 CAPITAL COMMITMENT

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

For upgrade part of the processing plant	$152,545	$-

On January 25, 2008, Jixiang entered into an agreement with an independent third party in relation to the construction of part of the processing plant mainly for manufacturing and inventory storage purposes for the Company and the construction is expected to be completed in the second quarter of 2008. Total contract sum for the construction is $437,356. As of March 31, 2008, Jixiang has prepaid $284,811 to the third party which is reflected in the accompanying condensed, consolidated financial statements as prepaid expenses.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three months ended March 31, 2008 and 2007, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Nice Enterprise, and its subsidiaries, Shishi Rixiang Marine Foods Co. Ltd. (“Rixiang”), which is incorporated in the PRC. We engage in the business of processing, distribution and sale of processed seafood products, as well as the trading of marine catch. Our objective is to establish ourselves as one of the leading producer of processed seafood products in the PRC and overseas markets.

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

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products, as well as the trading of marine catch. Our two other subsidiaries, Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”) and Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”) are property holding companies. These two companies operate solely to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory.

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

Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. These are sold directly to wholesalers within the PRC and overseas, either through direct export or through export agents. Our products are sold to overseas market such as Japan, South Korea, Taiwan, and Philippines.

In 2007, we worked with local fishermen and chartered a number of fishing vessels to harvest marine catch from the East China Sea and the Taiwan Strait. Our marine catch mainly consisted of four main species, namely squid, hairtail fish, Japanese butter fish and cuttlefish. All the harvest from our marine catch was sold to customers on a direct basis. We did not use any of our own marine catch for the production of our processed seafood products. Instead, the raw materials for our processed seafood products are solely purchased from independent fishermen in nearby markets for further processing.

Starting from 2008, we do not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we simply buy the marine catch mainly from the local fishermen and then sell to the customers on a direct basis. The marine catch is predominantly sold to customers in the Fujian and Shandong Provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Sales of our processed seafood products accounted for approximately 92.1% and 77.3% of our total sales in the first quarter of 2008 and 2007 respectively. Sales of our marine catch accounted for approximately 7.9% and 22.7% of our total sales in the first quarter of 2008 and 2007 respectively. Having recognized that the processed seafood segment has significant growth potential and better profit margin comparing to the trading of marine catch, we will continue to focus our resources on the processed seafood segment going forward.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 88.5% and 85.9% of our total cost of sales of processed seafood products in the first quarter of 2008 and 2007 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

As at March 31, 2008, we employed 552 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood products. However, sales are usually higher before and during the Chinese New Year. As for the trading of marine catch, sales may be lower in June and July due to the reduced supplies as a result of the restriction on fishing in the Taiwan Strait during these two months.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products and marine catch, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three months ended March 31, 2008 and 2007 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product

	Three months ended March 31,
	2008		2007
	US$’000%		US$’000%

Processed seafood products	9,933	92.1	6,888	77.3
Marine catch	849	7.9	2,023	22.7
Total	10,782	100.0	8,911	100.0

Sales by geographical region

	Three months ended March 31,
	2008		2007
	US$’000%		US$’000%
PRC
Shandong	1,247	11.6	1,433	16.1
Zhejiang	5,020	46.6	3,475	39.0
Fujian	3,885	36.0	3,821	42.9
Others	368	3.4	87	0.9
Total PRC (1)	10,520	97.6	8,816	98.9
Asia (2)	262	2.4	-	-
Others (3)	-	-	95	1.1
Total	10,782	100.0	8,911	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $0.8 million and $1.2 million in the first quarter of 2008 and 2007 respectively.

(2)	Sales to Asia mainly related to exports to Japan and Philippines.
(3)	Export sales to other countries include sales to Ukraine.

Three months ended March 31, 2008 compared to Three months ended March 31, 2007

Sales

Our revenue increased by approximately $1.9 million or 21.0% from $8.9 million for the three months ended March 31, 2007 to $10.8 million for the same period ended March 31, 2008. The increase in revenue was due to the continued growth in sales of our processed seafood products, which was partially offset by the decrease in sales of our marine catch segment. Sales of our processed seafood products increased by $3.0 million or 44.2%, whereas sales of our marine catch segment dropped by $1.2 million or 58.0%.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, in the Fujian and Zhejiang provinces. The higher sales in the processed seafood products segment were due to the continued sales and marketing effort in the Fujian and Zhejiang provinces. The number of sales staff has further increased from 16 to 19 during the period under review.

During the first three months of 2007, we worked with local fishermen and chartered nine fishing vessels to harvest marine catch from the East China Sea and the Taiwan Strait. All the harvest from our marine catch was sold to customers on a direct basis. We did not use any of our own marine catch for the production of our processed seafood products.

Starting from 2008, we do not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we simply buy the marine catch mainly from the local fishermen and then sell to the customers on a direct basis. The marine catch is predominantly sold to customers in the Fujian and Shandong Provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Though the sales of marine catch dropped significantly during the period under review, we expect that both volume and profit margin for the marine catch segment will be improved going forward based on our strengths in terms of the strong cash position and the good relationship with both supplier and customer sides.

Having recognized that the processed seafood segment has significant growth potential, we will continue to focus our resources on the processed seafood segment. In particular, we are currently exploring the neighborhood areas like Guangdong and Shanghai, which are expected to contribute revenues in the second quarter of 2008. We believe the growth of sales driven by the processed seafood segment will continue to outweigh the decrease in sales of marine catch this year.

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch. The breakdown is as follows:

	Three months ended March 31,
US$ ’000	2008	2007

Processed seafood products	6,438	4,460
Marine catch	741	1,618
Total	7,179	6,078

Cost of sales - Processed seafood products

Our cost of sales comprises mainly raw materials, direct labour and manufacturing overheads. The following table sets out details of our cost of sales:

	Three months ended March 31,
	2008		2007
	US$’000%		US$’000%

Raw materials	5,697	88.5	3,830	85.9
Direct labor	349	5.4	289	6.5
Manufacturing overheads	392	6.1	341	7.6
Total	6,438	100.0	4,460	100.0

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

Raw material costs accounted for approximately 88.5% and 85.9% of our cost of sales in the first quarter of 2008 and 2007 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial period and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the period under review was due to the increased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for 5.4% to 6.5% of our cost of sales for the period under review. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as the production volume, the number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount as at March 31, 2008 has decreased to 552 from 664 as at the first quarter end of 2007. The decrease was mainly due to a reduction in 132 workers for the fishing vessels which were no longer chartered by us in 2008.

Manufacturing overheads

Manufacturing overheads comprise depreciation, water and electricity and packaging materials which are used directly in the packaging of finished goods.

Cost of sales - Marine catch

	Three months ended March 31,
	2008		2007
	US$’000%		$	US$’000%

Raw materials	687	92.7		-	-
Rental / charter hires	-	-		258	16.0
Crew salaries and wages	-	-		119	7.3
Bunker fuel	-	-		735	45.4
Repair & maintenance	-	-		265	16.4
Packaging materials	54	7.3		241	14.9
Total	741	100.0		1,618	100.0

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

Starting from 2008, we simply buy the marine catch mainly from the local fishermen and then sell to the customers on a direct basis. The marine catch is predominantly sold to customers in the Fujian and Shandong Provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Crew salaries and wages

We have entered into agreements with the owners of fishing vessels, from whom we have chartered six fishing vessels for our marine catch operations by the end of 2007. The size of the fishing crew has increased over the last few years as we increased the number of fishing vessels. Pursuant to the agreements, we were required to bear the salaries and wages of the fishing crew.

Bunker fuel

Our main cost of operations was the cost of bunker fuel for the operation of the chartered vessels. The price of bunker fuel was dependent on world oil price which has been increased significantly during the period under review.

Repair and maintenance and other expenses

Repair and maintenance costs related to the repair of the vessels and the fishing nets used for our marine catch operations. The vessels required regular maintenance both during their voyages and when they are back to the port.

Packaging materials

Included under other expenses mainly include the costs of packaging materials and ice required to keep the freshness of the marine catch. The fishes are sorted and packed in ice boxes and then sent directly to customers upon reaching the port.

Gross profit by product

	Three months ended March 31,
	2008		2007
	US$’000%		US$’000%

Processed seafood products	3,495	97.0	2,428	85.7
Marine catch	108	3.0	405	14.3
Total	3,603	100.0	2,833	100.0

Gross profit margin by product

	Three months ended March 31,
	2008	2007
	%	%
Processed seafood products	35.2	35.3
Marine catch	12.7	20.0
Overall	33.4	31.8

Gross profit

Gross profit grew by 27.2%, from $2.8 million to $3.6 million for the period under review. Overall, gross profit margin improved by 1.6 percentage point from 31.8% for the three months ended March 31, 2007 to 33.4% for the same period in 2008. Gross profit margin for the processed seafood products operations was maintained at about 35.2%, whereas gross profit margin for the marine catch segment was reduced from 20.0% to 12.7% for the same period under review.

We expect that gross profit margin for the marine catch segment will be improved going forward based on our strengths in terms of the strong cash position and the good relationship with both supplier and customer sides.

Selling and distribution expenses

Our selling and distribution expenses comprise mainly salaries of sales and marketing staff, investor relations fees, costs in participating in exhibitions, freight charges, advertisement and product and hygiene inspection costs by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC, Health and Food Safety Authority, Quality and Technical Supervision Board.

Our selling and distribution expenses accounted for approximately 0.8% and 0.2% of our total revenue in the first quarter of 2008 and 2007 respectively. The increase in the selling and distribution expenses was mainly due to the hiring of an investor relations firm in 2008.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, provision for doubtful debt, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 2.6% and 0.4% of our total revenue in the first quarter of 2008 and 2007 respectively. The increase in the general and administrative expenses was mainly due to the higher payroll costs as a result of hiring a few of experienced professional staff so as to cope with the expanding operations and the higher legal and professional fees after we went public in the last quarter of 2007.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rental on the 33 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on one year lease term. The government subsidies relate to grants by the government for accreditations like the EU export certification undertaken by us. Interest income is earned from higher cash balances with banks as a result of strong operational cash inflow and net proceeds from the private placement taken place in November 2007.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.8% and 0.9% of our total revenue in the first quarter of 2008 and 2007 respectively.

Income before income taxes

Our income before income taxes increased by $0.5 million or 17.2%, from $2.7 million for the first quarter of 2007 to $3.2 million for the same period in 2008. The increase was mainly due to the increase in sales of 21.0% and improved gross profit margin by 1.6 percentage point as a whole, which was partially offset by the increase in the selling and distribution expenses and the general and administrative expenses, as a result of the factors described above.

Income tax expense

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

Prior to January 2005, our business was carried out under Mingxiang which was incorporated as a PRC limited liability company and thus was subjected to an Enterprise Income Tax rate of 33% of its taxable income.

According to the Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises, foreign investment enterprises (“FIE”) engaged in production established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones are located may pay income taxes at a reduced rate of 24%. In addition, foreign investment enterprises engaged in production having a period of operation of not less than 10 years shall be exempted from income tax for the first 2 profit-making years and a 50% reduction in the income tax payable for the next 3 years.

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

With effect from January 1, 2005, Rixiang acquired the business operations of Mingxiang, which subsequently became a property holding company. Rixiang was incorporated as a FIE and was granted the tax incentives for FIEs, and was exempted from income tax for 2005 and 2006. Rixiang is therefore subject to PRC state income tax of 12% for 2007 and then 12.5% for 2008 and 2009.

Jixiang is also a property holding company and is not subject to tax.

The lower effective tax rates for the financial years under review were due mainly to tax exemption granted under the tax incentives. However, such tax incentives may be withdrawn in the future without prior notice.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at March 31, 2008 amounted to approximately $31.1 million and our total indebtedness which comprises short-term bank loans was $4.2 million.

A summary of our cash flows for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
US$’000	2008	2007

Net cash provided by operating activities	2,035	781
Net cash (used in) investing activities	(11)	-
Net cash provided by financing activities	3,466	124
Foreign currency translation adjustment	1,137	75
Net change in cash and cash equivalents	6,627	980
Cash and cash equivalents at the beginning of the year	24,477	9,182
Cash and cash equivalents at the end of the year	31,104	10,162

Net cash provided by operating activities

Our net cash provided by operating activities for the three months ended March 31, 2008 amounted to approximately $2.0 million, which was an increase of $1.3 million when comparing to net cash provided by operating activities for the same period in 2007. The increase was mainly attributable to the higher net income earned in the first quarter of 2008 and the significant increase of accounts receivable recorded in the first quarter of 2007.

Net cash used in investing activities

For the three months ended March 31, 2008, our net cash used in investing activities was approximately $11,000 for the purchase of some office equipment, furniture and fixtures.

Net cash provided by financing activities

Our net cash provided by financing activities was approximately $3.5 million for the three months ended March 31, 2008, which was an increase of $3.3 million when comparing to net cash provided by financing activities for the same period in 2007. The increase was mainly due to the borrowing of short-term bank loans in the first quarter of 2008 for working capital purposes.

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

After the private placement, the relative cost of capital resources would decrease correspondingly given the increase in the equity financing and the similar level of bank borrowings.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitment

No material operating lease commitment was identified as at March 31, 2008.

Capital commitment

	March 31, 2008	December 31, 2007

For upgrade part of the processing plant	$153,000	$-

On January 25, 2008, Jixiang entered into an agreement with an independent third party in relation to the construction of part of the processing plant mainly for manufacturing and inventory storage purposes for the Company and the construction was expected to be completed in the second quarter of 2008. Total contract sum for the construction was $437,000. As of March 31, 2008, Jixiang has paid $284,000 to the third party and it was recorded as prepaid expenses.

Guarantees

We are the guarantor for the following bank loan:

Guarantor	Guarantee	March 31, 2008	December 31, 2007

Shishi Huabao Mingxiang Foods Co., Ltd.	Shishi Yu Ching Knitting and Clothing Company	$ 640,000	$ 640,000

In accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. We have determined the fair value of the indemnification to be insignificant. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2008 and December 31, 2007. The guarantee expired on January 10, 2008 and it was renewed through January 10, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Three months ended March 31,
(%)	2008	2007
Sales
RMB	97.6	98.9
US dollars	2.4	1.1
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at March 31, 2008, the exchange rate was approximately US$1.00 to RMB7.0222. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

Web Site Access to Our Periodic SEC Reports

You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports and information statements, and other information that we filed electronically.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans for the period under review. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $4.2 million would decrease net income before provision for income tax by approximately $42,000 per annum. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the US dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB except for some overseas related revenues and expenses. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

Change in Internal Controls

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are dependent on the supply of fresh seafood in our production of processed seafood products and disruptions in the supply of fresh seafood could adversely affect our business operations.

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 92.1%, 76.5%, 60.3% and 47.2% of our sales in the first quarter of 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 88.5%, 78.4%, 74.2% and 64.6% of our total cost of sales of processed seafood products in the first quarter of 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions.  Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on five major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 40.4%, 45.8%, 56.9% and 64.1% of our sales in the first quarter of 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. In the event these and other major customers do not continue to purchase from us or reduce their purchases from us or develop their own ability to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability will be affected.

We are dependent on five major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood products, we rely on our major suppliers for a significant portion of the supply of fresh seafood. Purchases from our top five suppliers of raw materials accounted for approximately 99.5%, 89.9%, 62.5% and 65.1% of our total purchases of raw materials in the first quarter of 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

A significant portion of our business activities is transacted in cash and our internal controls in relation to cash management may not be able to address all the risks associated with the handling of cash and cash transactions.

Due to the nature of our business, our procurement of raw materials is fully transacted on a cash basis and a significant portion of our sales are transacted in cash. Our cash payment for the procurement of raw materials accounted for the whole of our total cost of sales for each of the fiscal years ended December 31, 2006, 2005 and 2004. Starting from 2007, we have requested our major suppliers to open bank accounts and thus we could settle the purchases through bank instructions. Sales transacted in cash accounted for 1.6%, 1.6%, 42.9% and 25.8% of our total sales in the first quarter of 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2006; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products and marine catch as a percentage of our total sales for the period under review were as follows:

	Three months ended March 31,	Year ended December 31,
Products	2008	2007	2006	2005
	(%)	(%)	(%)	(%)

Processed seafood products	92.1	76.5	60.3	47.2

Marine catch	7.9	23.5	39.7	52.8

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

We are required to obtain various licenses and permits in order to conduct our business of production and export of processed seafood products. These include the Hygiene Registration Certificate, which is a requirement in order to carry on the production of food products in the PRC, as well as the HACCP certificate and EU export registration, which is a requirement in order to export our processed seafood products to certain countries. Our business is also subject to applicable laws and regulations. Please see the section “Government Regulations” of our Form 10-K for the fiscal year ended December 31, 2007 filed on April 1, 2008 for a summary of the material laws and regulations that apply to our Company.

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing less than 3% of our total sales in the first quarter of 2008. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Our trade receivables turnover days were approximately 37, 27, 33 and 57 days in the first quarter of 2008, year 2007, 2006 and 2005 respectively. Our allowances for doubtful trade receivables as at March 31, 2008, December 31, 2007, 2006, and 2005 were approximately $22,000, $21,000, $6,000 and $22,000 respectively, and in the range of 0.5% to 0.6% of our gross trade receivables.

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

For the period under review, the percentages of our sales denominated in RMB and US$ were as follows:

	Three months ended March 31,	Year ended December 31,
	2008	2007	2006	2005
	(%)	(%)	(%)	(%)

RMB	97.6	99.5	99.1	95.8

US$	2.4	0.5	0.9	4.2

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at March 31, 2008, the closing exchange rate was approximately US$1.00 to RMB7.0222. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

We currently do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains and losses over the first quarter of 2008 and the past three fiscal years ended December 31, 2007, 2006 and 2005 have been relatively low. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise.

Our products and brand name may be replicated or counterfeited which will in turn have an adverse effect on our Company and we may be affected by intellectual property rights disputes.

We have registered certain trademarks in the PRC, details of which are set out in the section “Intellectual Property” of our Form 10-K for the fiscal year ended December 31, 2007 filed on April 1, 2008. Despite the protection of our trademark under the intellectual property laws of the PRC, such laws may not be adequate or effectively enforced against third parties who may violate our proprietary rights by illegally using our trademarks or our brand name. Our products and brand names may be replicated or counterfeited, which in turn may adversely affect our reputation and brand image.

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

One of our competitive strengths is our established brand name and track record. We have been involved in the production of processes seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award, and our products have received several other awards such as the “Green Food” award. Please see the section “Competition” of our Form 10-K for the fiscal year ended December 31, 2007 filed on April 1, 2008. We have also established a track record in the processed seafood industry which instills confidence in our products and attracts new customers from South Korea, Japan, Taiwan, Russia and Ukraine, as well as potential customers from the European Union. Negative publicity involving us, any of our directors or executive officers may adversely affect our stock market price whether or not such negative publicity is justified.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 24, 2008, the Company filed with the Commission a Form 8-K stating the following: (i) that on December 12, 2007, the Company filed a Certificate of Correction with the Nevada Secretary of State to correct the Registrant’s name to be “China Marine Food Group Limited;” (ii) the Company stated that on January 23, 2008, by unanimous written consent of the Company’s Board of Directors, they adopted a Business Code of Conduct and a Financial Code of Conduct, which will apply to the Company’s officers and directors; (iii) the Company stated that due to the name change, the Company requested a new CUSIP from the CUSIP Service Bureau. The new CUSIP is 16943R 106 and took effective on January 10, 2008; (iv) the Company stated that on January 11, 2008, the Company filed a request for a name and symbol change from the NASD. The Company’s new symbol is CMFO. The name and symbol change became effective on January 22, 2008.

On February 1, 2008, the Company filed with the Commission a Form 8-K stating that on January 23, 2008, the Company’s Board of Directors approved the dismissal of Zhong Yi (Hong Kong) C.P.A. Co., Ltd. As its independent auditor and engaged Cordovano and Honeck, LLP as its new independent auditor.

On March 21, 2008, the Company filed with the Commission a Form 8-K stating that on February 20, 2008, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc. Please see the Form 8-K for further details and a copy of the Agreement which was attached as Exhibit 10.1 to the Form 8-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS
OF
CHINA MARINE FOOD GROUP LIMITED

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: May 14, 2008	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: May 14, 2008	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer)