Form 10-Q
period 2008-06-30
CHINA MARINE FOOD GROUP LTD
filed 2008-08-13
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-40790

CHINA MARINE FOOD GROUP LIMITED
(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0640467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Da Bao Industrial Zone, Shishi City Fujian, China	362700
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: 86-595-8898-7588
_______________________________________________________
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 11, 2008 was 22,996,301 shares, all of one class of $0.001 par value Common Stock.

CHINA MARINE FOOD GROUP LIMITED
FORM 10-Q
Quarter Ended June 30, 2008

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

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	F-4

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-11

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Uaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$33,220,913	$24,476,647
Accounts receivable, net	5,325,854	4,183,437
Inventories	1,651,244	1,187,335
Prepaid expenses and other receivables	394,006	165,528

Total current assets	40,592,017	30,012,947

Property, plant and equipment, net	3,960,153	3,510,837
Intangible assets, net	636,677	605,823
Construction in progress	1,341,372	-
Total assets	$46,530,219	$34,129,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,278,355	$772,481
Accounts payable, trade	736,492	436,620
Amount due to a shareholder	306,896	262,388
Salaries payable	299,017	345,319
Income tax payable	485,548	341,094
Other payables and accrued liabilities	586,849	443,533

Total current liabilities	6,693,157	2,601,435

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 23,026,301 and 22,972,301 shares issued and outstanding, respectively	23,026	22,972
Additional paid-in capital	16,752,945	16,579,443
Statutory reserve	3,110,266	3,110,266
Accumulated other comprehensive income	3,363,997	1,252,896
Retained earnings	16,586,828	10,562,595

Total stockholders’ equity	39,837,062	31,528,172

Total liabilities and stockholders’ equity	$46,530,219	$34,129,607

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUE, NET	$13,067,599	$8,634,984	$23,849,651	$17,545,971

COST OF REVENUE	8,800,852	6,245,372	15,979,996	12,322,998

GROSS PROFIT	4,266,747	2,389,612	7,869,655	5,222,973

OPERATING EXPENSES:
Depreciation and amortization	10,346	11,250	19,766	22,396
Selling and distribution	164,695	44,627	253,279	65,563
General and administrative	517,695	92,402	794,862	129,937
Total operating expenses	692,736	148,279	1,067,907	217,896

INCOME FROM OPERATIONS	3,574,011	2,241,333	6,801,748	5,005,077

OTHER INCOME (EXPENSE):
Subsidy income	63,626	13,210	63,626	26,069
Rental income	18,458	17,002	36,394	33,551
Interest income	133,066	14,067	172,326	30,568
Interest expense	(78,163)	(81,438)	(159,604)	(157,225)

Total other income (expense)	136,987	(37,159)	112,742	(67,037)

INCOME BEFORE INCOME TAXES	3,710,998	2,204,174	6,914,490	4,938,040

Income tax expense	(477,776)	(277,508)	(890,257)	(609,224)

NET INCOME	$3,233,222	$1,926,666	$6,024,233	$4,328,816

Net income per share - basic	$0.14	$0.12	$0.26	$0.28
Net income per share - diluted	$0.13	$0.12	$0.24	$0.28

Weighted average shares outstanding - basic	23,026,301	15,624,034	23,026,301	15,624,034
Weighted average shares outstanding - diluted	25,196,105	15,624,034	25,196,105	15,624,034

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	6,024,233	4,328,816
Adjustments to reconcile net income to net cash
provided by / (used in) operating activities:
Depreciation	96,602	141,080
Amortization	7,911	7,344
Loss on disposal of property, plant and equipment	64,462	-
Allowance for doubtful accounts	2,342	24,624
Change in operating assets and liabilities	(1,295,806)	(3,281,802)

Net cash provided by operating activities	4,899,744	1,220,062

Cash flows from investing activities:
Purchase of property, plant and equipment	(382,321)	(19,756)
Addition of construction in progress	(1,341,372)	-

Net cash used in investing activities	(1,723,693)	(19,756)

Cash flows from financing activities:
Proceeds from a shareholder	44,508	31,085
Proceeds from issuance of common stock	173,556	-
Drawdown from short-term borrowings	8,844,844	3,905,076
Repayment of short-term borrowings	(5,388,690)	(3,792,640)
Dividend paid	-	(4,562,044)

Net cash provided by / (used in) financing activities	3,674,218	(4,418,523)

Foreign currency translation adjustment	1,893,997	150,373

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,744,266	(3,067,844)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,476,647	9,182,239

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,220,913	$6,114,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$745,803	$333,116
Cash paid for interest expense	$159,604	$157,225

See accompanying notes to condensed consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No of shares	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholder’s equity
Balance as of December 31, 2007	22,972,301	$22,972	$16,579,443	$3,110,266	$1,252,896	$10,562,595	$31,528,172

Issuance of common stock	54,000	54	173,502	-	-	-	173,556
Net income for the period	-	-	-	-	-	6,024,233	6,024,233
Foreign currency translation adjustment	-	-	-	-	2,111,101	-	2,111,101

Balance as of June 30, 2008	23,026,301	$23,026	$16,752,945	$3,110,266	$3,363,997	$16,586,828	$39,837,062

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

The results of operations for the three and six months ended June 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year.

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

4 INVENTORIES

Inventory consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Raw materials	$794,798	$863,675
Work-in-process	375,109	88,528
Finished goods	244,154	136,197
Packaging materials	237,183	98,935
Total	$1,651,244	$1,187,335

5 CONSTRUCTION IN PROGRESS

On May 1, 2008, Jixiang entered into an agreement with an independent third party in relation to the upgrade and construction of the processing plant for manufacturing and inventory storage purposes and to provide staff quarters. The construction was expected to be completed in the second half of 2008. Total contract sum for the construction was $3.3 million. As of June 30, 2008, Jixiang has paid $1.3 million to the third party and it was recorded as construction in progress.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into operational use. Interest incurred during the period of construction has not been capitalized as such amounts are considered to be immaterial at this time.

6 SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang has short-term bank loans in the aggregate amount of approximately $4,278,355 (equivalent to RMB29,400,000) as of June 30, 2008 and $772,481 (equivalent to RMB5,650,000) as of December 31, 2007 with Agricultural Bank of China, a registered financial institution in the PRC. These borrowings are secured by certain land use rights, property, plant and machinery with an aggregate net book value of $2,934,727 as of June 30, 2008. Borrowings under the short-term bank loans bear effective interest rate per annum were 6.57% - 7.47% and 7.96% - 8.54% in the second quarter of 2008 and 2007, respectively.

7 RELATED PARTY TRANSACTIONS

From time to time, the major shareholder and CEO provides short term advances to the Company for working capital purposes, which are considered unsecured, interest-free and due on demand. At June 30, 2008 and December 31, 2007, the balance due to the major shareholder and CEO totaled $306,896 and $262,388, respectively.

On July 26, 2007, the Company entered into an Employment Agreement with its CFO in which the Company agreed to provide restricted common stock award totaling 24,000 shares, upon the successful listing of the Company on a US stock exchange. The shares of common stock were valued at $77,136 (equivalent to RMB 580,000) or $3.214 per share.

8 ISSUANCE OF COMMON STOCK

On February 20, 2008, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc (''HCI'') in exchange for consulting services to the Company. The Company agreed to provide 30,000 shares of restricted common stock to HCI upon the effectiveness of a registration statement on Form S-1. The shares of common stock were valued at $96,420 or $3.214 per share.

9 INCOME TAXES

The Company is registered in State of Nevada and operates in three tax jurisdictions: United States of America, Hong Kong and the PRC.

The Company generated all of its net income from operations in the PRC for the six months ended June 30, 2008 and 2007. The companies registered in the PRC are all domestically owned and subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. Prior to January 2005, PRC EIT is at the rate of 33% on its taxable income. From January 2005 onwards, foreign investment enterprises (“FIEs”) engaged in production established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones are located may pay income taxes at a reduced rate of 24%. In addition, FIEs engaged in production having a period of operation of not less than ten years shall be exempted from income tax for the first two profit-making years and a 50% reduction in the income tax payable for the next three years.

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

The Company’s effective income tax rates for the six months ended June 30, 2008 and 2007 were 12.5% and 12% respectively.

10 SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu Pengfei, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has two operating and reporting segments for the six months ended June 30, 2008 and 2007 which are processed seafood products and marine catch.

An analysis of the Company’s revenue and total assets are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Processed seafood products	$12,362,727	$6,139,135	$22,296,270	$13,027,583
Marine catch	704,872	2,495,849	1,553,381	4,518,388

	$13,067,599	$8,634,984	$23,849,651	$17,545,971

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gross profit:
Processed seafood products	$4,181,745	$1,946,916	$7,676,961	$4,375,604
Marine catch	85,002	442,696	192,694	847,369

	$4,266,747	$2,389,612	$7,869,655	$5,222,973

	June 30, 2008	December 31, 2007
Total Assets:
Processed seafood products	$12,904,250	$8,753,820
Marine catch	2,427	421,015
Corporate overhead	33,623,542	24,954,772

	$46,530,219	$34,129,607

(b) Geographic information

The Company’s operations are located in three main geographical areas. All the Company’s long-life assets are located in the PRC. The Company’s sales by geographical market are analyzed as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
PRC	$12,373,961	$8,621,120	$22,894,392	$17,436,970
Japan and Philippines	693,638	12,477	955,259	12,477
Ukraine	-	1,387	-	96,524

	$13,067,599	$8,634,984	$23,849,651	$17,545,971

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gross profit:
PRC	$4,038,964	$2,385,994	$7,554,449	$5,189,105
Japan and Philippines	227,783	3,618	315,206	3,618
Ukraine	-	-	-	30,250

	$4,266,747	$2,389,612	$7,869,655	$5,222,973

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three and six months ended June 30, 2008 and 2007, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Our dried processed seafood products include dried prawns, dried squids, dried file fish, roasted prawns, shredded roasted squids, roasted squids, roasted file fish, roasted sea eels and other seafood items. Our dried processed seafood is predominantly sold under our registered trademark, the “Mingxiang” brand name. Our brand name has been awarded the “Fujian Famous Brand” award by the Fujian Commerce Authority. Our dried processed seafood products are mainly sold to distributors in Fujian and Zhejiang provinces, who in turn distribute them to major supermarkets and retailers throughout these provinces.

Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. These are sold directly to wholesalers within the PRC and overseas, either through direct export or through export agents. Our products are sold to overseas market such as Japan, South Korea, Taiwan and Philippines.

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

Starting from 2008, we do not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we simply buy the marine catch mainly from the local fishermen and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in the Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Sales of our processed seafood products accounted for approximately 94.6% and 71.0% of our total sales in the second quarter of 2008 and 2007 respectively. Sales of our marine catch accounted for approximately 5.4% and 29.0% of our total sales in the second quarter of 2008 and 2007 respectively. Having recognized that the processed seafood segment has significant growth potential and better profit margin comparing to the trading of marine catch, we will continue to focus our resources on the processed seafood segment going forward.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 79.1% and 74.7% of our total cost of sales of processed seafood products in the second quarter of 2008 and 2007 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

As at June 30, 2008, we employed 561 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood products. However, sales are usually higher before and during the Chinese New Year. As for the trading of marine catch, sales may be lower in June and July due to the reduced supplies as a result of the restriction on fishing in the Taiwan Strait during these two months.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products and marine catch, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and six months ended June 30, 2008 and 2007 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%
Processed seafood products	12,363	94.6	6,139	71.0	22,296	93.5	13,028	74.2
Marine catch	705	5.4	2,496	29.0	1,554	6.5	4,518	25.8
Total	13,068	100.0	8,635	100.0	23,850	100.0	17,546	100.0

Sales by geographical region

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,255	9.6	1,213	14.1	2,502	10.5	2,646	15.1
Zhejiang	6,491	49.7	3,017	34.9	11,511	48.3	6,492	37.0
Fujian	3,949	30.2	4,158	48.1	7,834	32.8	7,979	45.5
Others	680	5.2	234	2.7	1,048	4.4	321	1.8
Total PRC (1)	12,375	94.7	8,622	99.8	22,895	96.0	17,438	99.4
Asia (2)	693	5.3	13	0.2	955	4.0	13	0.1
Others (3)	-	-	-	-	-	-	95	0.5
Total	13,068	100.0	8,635	100.0	23,850	100.0	17,546	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $0.6 million and $2.6 million in the second quarter of 2008 and 2007 respectively.

(2)	Sales to Asia mainly related to exports to Japan and Philippines.

(3)	Export sales to other countries include sales to Ukraine.

Three months ended June 30, 2008 compared to Three months ended June 30, 2007, and
Six months ended June 30, 2008 compared to Six months ended June 30, 2007

Sales

Our revenue increased by approximately $4.4 million or 51.3% from $8.6 million for the three months ended June 30, 2007 to $13.1 million for the same period in 2008. The increase in revenue was due to the continued growth in sales of our processed seafood products, which was partially offset by the decrease in sales of our marine catch segment. Sales of our processed seafood products increased by $6.2 million or 101.4%, whereas sales of our marine catch segment dropped by $1.8 million or 71.8%.

Comparing six months results, our revenue increased by approximately $6.3 million or 35.9% from $17.5 million in 2007 to $23.9 million this year. Sales of our processed seafood products increased by $9.3 million or 71.1%, whereas sales of our marine catch segment dropped by $3.0 million or 65.6%.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, in the Fujian and Zhejiang provinces. The higher sales in the processed seafood products segment were due to the continued sales and marketing effort in the Fujian and Zhejiang provinces. We also penetrated into two new neighborhood markets, Shanghai and Guangdong province, during the second quarter of 2008. Accordingly, the number of sales staff has further increased from 16 in 2007 to 22 as at June 30, 2008.

In 2007, we worked with local fishermen and chartered nine fishing vessels to harvest marine catch from the East China Sea and the Taiwan Strait. All the harvest from our marine catch was sold to customers on a direct basis. We did not use any of our own marine catch for the production of our processed seafood products.

Starting from 2008, we do not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we simply buy the marine catch mainly from the local fishermen and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in the Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

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

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch. The breakdown is as follows:

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%
Processed seafood products	8,181	93.0	4,192	67.1	14,619	91.5	8,652	70.2
Marine catch	620	7.0	2,053	32.9	1,361	8.5	3,671	29.8
Total	8,801	100.0	6,245	100.0	15,980	100.0	12,323	100.0

Cost of sales - Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, direct labour and manufacturing overheads. The following table sets out details of our cost of sales:

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%
Raw materials	6,474	79.1	3,133	74.7	11,779	80.6	6,762	78.1
Packaging materials	667	8.2	287	6.8	1,201	8.2	580	6.7
Direct labor	383	4.7	367	8.8	732	5.0	656	7.6
Manufacturing overheads	657	8.0	405	9.7	907	6.2	654	7.6
Total	8,181	100.0	4,192	100.0	14,619	100.0	8,652	100.0

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

We believe our strategic location allows us to have up-to-date information on the market price of our raw materials and this has allowed us to purchase our raw materials in bulk at the best available price.

Our proximity to our suppliers has also allowed us to have fresh supplies of raw materials and this has enabled us to ensure freshness and quality in our finished products. The proximity has also enabled us to reduce raw material transportation costs and lead-time to obtain our supplies.

Raw material costs accounted for approximately 80.6% and 78.1% of our cost of sales for the six months ended June 30, 2008 and 2007 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial period and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the period under review was mainly due to the increased production and sales of processed seafood products.

Packaging materials

Packaging materials accounted for approximately 8.2% and 6.7% of our cost of sales for the six months ended June 30, 2008 and 2007 respectively.

The increase in packaging material costs for the period under review was mainly due to the increased production and sales of processed seafood products. We did experience a little bit price increase in packaging materials this year due to inflation but believe that it will not bring material impact on the overall gross profit margin because we will continue to enjoy economies of scale in material costs along with the increase in production volume.

Direct labor

Direct labor costs accounted for approximately 5.0% and 7.6% of our cost of sales for the six months ended June 30, 2008 and 2007 respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as the production volume, the number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training and thus the proportion of direct labor costs to total cost of sales dropped accordingly this year.

The total headcount as at June 30, 2008 has decreased to 561 from 634 as at the end of 2007. The decrease was mainly due to a reduction in 99 workers for the fishing vessels which were no longer chartered by us in 2008.

Manufacturing overheads

Manufacturing overheads comprise depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods.

Cost of sales - Marine catch

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%
Raw materials	575	92.7	-	-	1,262	92.7	-	-
Rental / charter hires	-	-	265	12.9	-	-	523	14.2
Crew salaries and wages	-	-	122	6.0	-	-	241	6.5
Bunker fuel	-	-	996	48.5	-	-	1,731	47.2
Repair & maintenance	-	-	427	20.8	-	-	692	18.9
Packaging materials	45	7.3	243	11.8	99	7.3	484	13.2
Total	620	100.0	2,053	100.0	1,361	100.0	3,671	100.0

Raw materials

We buy the marine catch mainly from the local fishermen and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in the Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

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

Packaging materials

These are the costs of packaging materials and ice required to keep the freshness of the marine catch. The fishes are sorted and packed in ice boxes and then sent directly to customers upon reaching the port.

Gross profit by product

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%
Processed seafood products	4,182	98.0	1,947	81.5	7,677	97.5	4,376	83.8
Marine catch	85	2.0	443	18.5	193	2.5	847	16.2
Total	4,267	100.0	2,390	100.0	7,870	100.0	5,223	100.0

Gross profit margin by product

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	%	%	%	%
Processed seafood products	33.8	31.7	34.4	33.6
Marine catch	12.1	17.7	12.4	18.8
Total	32.7	27.7	33.0	29.8

Gross profit

Gross profit grew by 50.7%, from $5.2 million for the six months ended June 30, 2007 to $7.9 million for the same period in 2008. Gross profit margin improved by 3.2 percentage point from 29.8% for the six months ended June 30, 2007 to 33.0% for the same period in 2008. Gross profit margin for the processed seafood products operations was increased from 33.6% to 34.4%, whereas gross profit margin for the marine catch segment was reduced from 18.8% to 12.4% for the same period under review.

Gross profit grew by 78.5%, from $2.4 million for the three months ended June 30, 2007 to $4.3 million for the same period in 2008. Gross profit margin improved by 5.0 percentage point from 27.7% for the three months ended June 30, 2007 to 32.7% for the same period in 2008.

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

Our selling and distribution expenses accounted for approximately 1.1% and 0.4% of our total revenue in the six months ended June 30, 2008 and 2007 respectively. The increase in the selling and distribution expenses was mainly due to the hiring of an investor relations firm and the increase of advertising costs in 2008.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, provision for doubtful debt, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 3.3% and 0.7% of our total revenue in the six months ended June 30, 2008 and 2007 respectively. The increase in the general and administrative expenses was mainly due to the higher payroll costs as a result of hiring a few of experienced professional staff so as to cope with the expanding operations, the higher R&D costs for development of new products and the higher legal and professional fees after we went public in the last quarter of 2007.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rental on the 33 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on one year lease term. The government subsidies relate to grants by the government for accreditations like the National Spark Program funding and the EU export certification undertaken by us. Interest income is earned from higher cash balances with banks as a result of strong operational cash inflow and net proceeds from the private placement taken place in November 2007.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.7% and 0.9% of our total revenue in the six months ended June 30, 2008 and 2007 respectively.

Income before income taxes

Our income before income taxes increased by $1.5 million or 68.4%, from $2.2 million for the second quarter of 2007 to $3.7 million for the same period in 2008. The increase was mainly due to the increase in sales of 51.3% and improved gross profit margin by 5.0 percentage point as a whole, which was partially offset by the increase in the selling and distribution expenses and the general and administrative expenses, as a result of the factors described above.

Comparing six months results, our income before income taxes increased by $2.0 million or 40.0% from $4.9 million in 2007 to $6.9 million this year due to similar reasons as explained per above.

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

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at June 30, 2008 amounted to approximately $33.2 million and our total indebtedness which comprises short-term bank loans was $4.3 million.

A summary of our cash flows for the six months ended June 30, 2008 and 2007 is as follows:

	Six months ended June 30,
US$’000	2008	2007
Net cash provided by operating activities	4,900	1,220
Net cash (used in) investing activities	(1,724)	(20)
Net cash provided by/ (used in) financing activities	3,674	(4,418)
Foreign currency translation adjustment	1,894	150
Net change in cash and cash equivalents	8,744	(3,068)
Cash and cash equivalents at the beginning of the year	24,477	9,182
Cash and cash equivalents at the end of the year	33,221	6,114

Net cash provided by operating activities

Our net cash provided by operating activities for the six months ended June 30, 2008 amounted to approximately $4.9 million, which was an increase of $3.7 million when comparing to net cash provided by operating activities for the same period in 2007. The increase was mainly attributable to the higher net income earned in the six months ended June 30, 2008 and the significant increase of accounts receivable recorded in the same period last year.

Net cash used in investing activities

For the six months ended June 30, 2008, our net cash used in investing activities was approximately $1.7 million which was mainly attributable to the addition of construction in progress at about $1.3 million for the development of new facilities. We expect that the production capacity will be up by 50% in the fourth quarter of 2008. We also purchased motor vehicle, some office equipment and furniture and fixtures this year to cope with our expansion plan.

Net cash provided by financing activities

Our net cash provided by financing activities was approximately $3.7 million for the six months ended June 30, 2008, which was an increase of $8.1 million when comparing to net cash used in financing activities for the same period in 2007. The increase was mainly due to the borrowing of short-term bank loans this year for working capital purposes and the repayment of short-term bank loans in the same period last year.

Use of proceeds

We believe that after taking into account our cash position, available bank facilities and cash from operating activities, we have adequate working capital for our present requirements.

Having that said, we do have the expansion plan in 2008 and 2009 for the use of proceeds being raised from the private placement taken place on November 17, 2007. The construction of our new facilities which will bring in an additional of 50% production capacity are now underway. We expect that the new facilities will be up and running in the fourth quarter of 2008. We are also in negotiation with the local government to acquire a land use right for development of the new processing plant and cold storage facilities.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitment

No material operating lease commitment was identified as at June 30, 2008.

Capital commitment

	June 30, 2008	December 31, 2007
For upgrade and construction of the processing plant and staff quarter	$1,932,000	$-

On May 1, 2008, Jixiang entered into an agreement with an independent third party in relation to the upgrade and construction of the processing plant mainly for manufacturing and inventory storage purposes and to provide staff quarter. The construction was expected to be completed in the second half of 2008. Total contract sum for the construction was $3.3 million. As of June 30, 2008, Jixiang has paid $1.3 million to the third party and it was recorded as construction in progress.

Guarantees

We are the guarantor for the following bank loan:

Guarantor	Guarantee	June 30, 2008	December 31, 2007
Shishi Huabao Mingxiang Foods Co., Ltd.	Shishi Yu Ching Knitting and Clothing Company	$640,000	$640,000

In accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. We have determined the fair value of the indemnification to be insignificant. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2008 and December 31, 2007. The guarantee expired on January 10, 2008 and it was renewed through January 10, 2010.

ISSUANCE OF COMMON STOCK

During the second quarter of 2008, we issued 54,000 new shares of common stock in total to the following parties.

On July 26, 2007, the Company entered into an Employment Agreement with its CFO in which the Company agreed to provide restricted common stock award totaling 24,000 shares, upon the successful listing of the Company on a US stock exchange. The shares of common stock were valued at $77,136 (Rmb 580,000) or $3.214 per share.

On February 20, 2008, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc (''HCI'') in exchange for consulting services to the Company. The Company agreed to provide 30,000 shares of restricted common stock to HCI upon the effectiveness of a registration statement on Form S-1. The shares of common stock were valued at $96,420 or $3.214 per share.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Six months ended June 30,
(%)	2008	2007
Sales
RMB	96.0	99.4
US dollars	4.0	0.6
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at June 30, 2008, the exchange rate was approximately US$1.00 to RMB6.8718. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans for the period under review. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $4.3 million would decrease net income before provision for income tax by approximately $43,000 per annum. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 93.5%, 76.5%, 60.3% and 47.2% of our sales in the six months ended June 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 80.6%, 78.4%, 74.2% and 64.6% of our total cost of sales of processed seafood products in the six months ended June 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on five major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 47.1%, 45.8%, 56.9% and 64.1% of our sales in the six months ended June 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. In the event these and other major customers do not continue to purchase from us or reduce their purchases from us or develop their own ability to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability will be affected.

We are dependent on five major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood products, we rely on our major suppliers for a significant portion of the supply of fresh seafood. Purchases from our top five suppliers of raw materials accounted for approximately 95.6%, 89.9%, 62.5% and 65.1% of our total purchases of raw materials in the six months ended June 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

A significant portion of our business activities is transacted in cash and our internal controls in relation to cash management may not be able to address all the risks associated with the handling of cash and cash transactions.

Due to the nature of our business, our procurement of raw materials is fully transacted on a cash basis and a significant portion of our sales are transacted in cash. Our cash payment for the procurement of raw materials accounted for the whole of our total cost of sales for each of the fiscal years ended December 31, 2006, 2005 and 2004. Starting from 2007, we have requested our major suppliers to open bank accounts and thus we could settle the purchases through bank instructions. Sales transacted in cash accounted for 1.3%, 1.6%, 42.9% and 25.8% of our total sales in the six months ended June 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2007; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2008. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products and marine catch as a percentage of our total sales for the period under review were as follows:

	Six months ended June 30,	Year ended December 31,
Products	2008	2007	2006	2005
	(%)	(%)	(%)	(%)
Processed seafood products	93.5	76.5	60.3	47.2
Marine catch	6.5	23.5	39.7	52.8

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 4.0% of our total sales in the six months ended June 30, 2008. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of June 30, 2008, our distribution network is comprised of 24 distributors located in five provinces. These distributors sub-distribute our dried processed seafood products to about 1,300 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

Our trade receivables turnover days were approximately 36, 27, 33 and 57 days in the six months ended June 30, 2008, year 2007, 2006 and 2005 respectively. Our allowances for doubtful trade receivables as at June 30, 2008, December 31, 2007, 2006, and 2005 were approximately $25,000, $21,000, $6,000 and $22,000 respectively, and in the range of 0.5% to 0.6% of our gross trade receivables.

As a result of this credit risk exposure of our customers defaulting on their payments to us, we may have to make larger allowances for doubtful trade receivables or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

We may be subject to foreign exchange risk and may incur losses arising from exchange differences upon settlement.

We sell our dried processed seafood products, frozen processed seafood products and marine catch mainly to local customers. Direct exports as a percentage of our sales ranged from 0.5% to 4.2% during the period under review. Our sales are denominated in RMB and US$, while our purchases are denominated in RMB.

For the period under review, the percentages of our sales denominated in RMB and US$ were as follows:

	Six months ended June 30,	Year ended December 31,
	2008	2007	2006	2005
	(%)	(%)	(%)	(%)
RMB	96.0	99.5	99.1	95.8
US$	4.0	0.5	0.9	4.2

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at June 30, 2008, the closing exchange rate was approximately US$1.00 to RMB6.8718. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

We currently do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains and losses over the first or second quarters of 2008 and the past three fiscal years ended December 31, 2007, 2006 and 2005 have been relatively low. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise.

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

Mr. Liu currently owns approximately 50.8% of our authorized share capital. As a result, he will be able to exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions.  His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Pursuant to an Employment Agreement between the Company and Marco Hon Wai Ku, the Company’s Chief Financial Officer, Mr. Ku was issued 24,000 shares of the Company’s Common Stock on June 6, 2008. (Employment Agreement was filed as Exhibit 10.8 to Form 8-K filed with the Commission on November 23, 2007.)

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

CHINA MARINE FOOD GROUP LIMITED

Dated: August 12, 2008	/s/ Pengfei Liu
Pengfei Liu, Chief Executive Officer (Principal executive officer)

Dated: August 12, 2008	/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer)