Form 10-Q
period 2008-09-30
CHINA MARINE FOOD GROUP LTD
filed 2008-11-07
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008

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

Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐   No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 5, 2008 was 23,026,301 shares, all of one class of $0.001 par value Common Stock.

CHINA MARINE FOOD GROUP LIMITED
FORM 10-Q
Quarter Ended September 30, 2008

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

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets
as of September 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Income
for the three and nine months ended September 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2008 and 2007	F-4

Condensed Consolidated Statements of Stockholders’ Equity
for the nine months ended September 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 - F-12

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,438,614	$24,476,647
Accounts receivable, net	3,897,998	4,183,437
Inventories	8,945,930	1,187,335
Prepaid expenses and other receivables	349,481	165,528

Total current assets	41,632,023	30,012,947

Property, plant and equipment, net	3,993,569	3,510,837
Intangible assets, net	634,148	605,823
Construction in progress	2,394,953	-
Total assets	$48,654,693	$34,129,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,288,778	$772,481
Accounts payable, trade	799,585	436,620
Amount due to a shareholder	44,971	262,388
Salaries payable	353,827	345,319
Income tax payable	407,981	341,094
Other payables and accrued liabilities	245,195	443,533

Total current liabilities	6,140,337	2,601,435

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 23,026,301 and 22,972,301 shares issued and outstanding, respectively	23,026	22,972
Additional paid-in capital	16,752,945	16,579,443
Statutory reserve	3,110,266	3,110,266
Accumulated other comprehensive income	3,447,781	1,252,896
Retained earnings	19,180,338	10,562,595

Total stockholders’ equity	42,514,356	31,528,172

Total liabilities and stockholders’ equity	$48,654,693	$34,129,607

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUE, NET	$11,496,462	$8,432,856	$35,346,113	$25,978,827

COST OF REVENUE	(7,944,212)	(6,095,555)	(23,924,208)	(18,418,553)

GROSS PROFIT	3,552,250	2,337,301	11,421,905	7,560,274

OPERATING EXPENSES:
Depreciation and amortization	(19,218)	(7,021)	(38,984)	(29,417)
Selling and distribution	(198,051)	(24,887)	(451,330)	(90,450)
General and administrative	(507,479)	(84,267)	(1,302,341)	(214,204)
Total operating expenses	(724,748)	(116,175)	(1,792,655)	(334,071)

INCOME FROM OPERATIONS	2,827,502	2,221,126	9,629,250	7,226,203

OTHER INCOME (EXPENSE):
Subsidy income	4,242	3,937	67,868	30,006
Rental income	18,772	16,820	55,166	50,371
Interest income	218,105	14,568	390,431	45,136
Interest expense	(81,871)	(84,566)	(241,475)	(241,791)

Total other income (expense)	159,248	(49,241)	271,990	(116,278)

INCOME BEFORE INCOME TAXES	2,986,750	2,171,885	9,901,240	7,109,925

Income tax expense	(393,240)	(270,028)	(1,283,497)	(879,252)

NET INCOME	$2,593,510	$1,901,857	$8,617,743	$6,230,673

Net income per share – basic	$0.11	$0.12	$0.37	$0.40
Net income per share - diluted	$0.11	$0.12	$0.37	$0.40

Weighted average shares outstanding – basic	23,026,301	15,624,034	23,026,301	15,624,034
Weighted average shares outstanding – diluted	23,026,301	15,624,034	23,120,014	15,624,034

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,617,743	$6,230,673
Adjustments to reconcile net income to net cash
provided by / (used in) operating activities:
Depreciation	155,558	158,411
Amortization	11,992	10,946
Loss on disposal of property, plant and equipment	64,462	-
Allowance for doubtful accounts	2,342	17,801
Change in operating assets and liabilities	(7,419,429)	(1,526,747)

Net cash provided by operating activities	1,432,668	4,891,084

Cash flows from investing activities:
Purchase of property, plant and equipment	(465,054)	(19,756)
Addition of construction in progress	(2,394,953)	-

Net cash used in investing activities	(2,860,007)	(19,756)

Cash flows from financing activities:
Proceeds from a shareholder	44,508	137,372
Repayment of amount due to a shareholder	(261,925)	-
Proceeds from issuance of common stock	173,556	-
Drawdown from short-term borrowings	8,844,844	3,944,078
Repayment of short-term borrowings	(5,388,690)	(3,792,640)
Dividend paid	-	(4,562,044)

Net cash provided by / (used in) financing activities	3,412,293	(4,273,234)

Foreign currency translation adjustment	1,977,013	272,248

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,961,967	870,342

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,476,647	9,182,239

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,438,614	$10,052,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$1,216,610	$604,484
Cash paid for interest expense	$241,475	$241,791

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
	Common stock		Additional paid-in	Statutory	Accumulated Other comprehensive	Retained	Total stockholder’s
	No. of shares	Amount	capital	Reserve	Income	Earnings	Equity
Balance as of December 31, 2007	22,972,301	$22,972	$16,579,443	$3,110,266	$1,252,896	$10,562,595	$31,528,172

Issuance of common stock	54,000	54	173,502	-	-	-	173,556
Comprehensive income:
Net income for the period	-	-	-	-	-	8,617,743	8,617,743
Foreign currency translation adjustment	-	-	-	-	2,194,885	-	2,194,885
Total comprehensive income							10,812,628

Balance as of September 30, 2008	23,026,301	$23,026	$16,752,945	$3,110,266	$3,447,781	$19,180,338	$42,514,356

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

The results of operations for the three and nine months ended September 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year.

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

China Marine, Nice Enterprise, Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”) and Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”) are hereinafter referred to as “the Company”. The Company operates as a manufacturer and distributor of seafood products, including dried and frozen seafood products, and trades with customers in domestic and overseas markets. The Company’s operations are located in Shishi City, Fujian Province, China.

3 RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 will have no material impact on the consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 will have no material impact on the consolidated financial position or results of operations.

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

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

4 INVENTORIES

Inventory consisted of the following:

	September 30, 2008	December 31 2007
	(Unaudited)	(Audited)

Raw materials	$7,689,514	$863,675
Work-in-process	789,726	88,528
Finished goods	119,755	136,197
Packaging materials	346,935	98,935
Total	$8,945,930	$1,187,335

5 CONSTRUCTION IN PROGRESS

On May 1, 2008, Jixiang entered into an agreement with an independent third party in relation to the upgrade and construction of the processing plant for manufacturing and inventory storage purposes and to provide staff quarters. The construction was expected to be completed in the fourth quarter of 2008. Total contract sum for the construction was $3.3 million. As of September 30, 2008, Jixiang has paid $2.4 million to the third party and it was recorded as construction in progress.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into operational use.

6 SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang has short-term bank loans in the aggregate amount of approximately $4,288,778 (equivalent to RMB29,400,000) as of September 30, 2008 and $772,481 (equivalent to RMB5,650,000) as of December 31, 2007 with Agricultural Bank of China, a registered financial institution in the PRC. These borrowings are secured by certain land use rights, property, plant and machinery with an aggregate net book value of $2,906,438 as of September 30, 2008. Borrowings under the short-term bank loans bear effective interest rate per annum were 7.47% and 7.96% - 8.54% in the third quarter of 2008 and 2007, respectively.

7 RELATED PARTY TRANSACTIONS

From time to time, the major shareholder and CEO provides short term advances to the Company for working capital purposes, which are considered unsecured, interest-free and due on demand. At September 30, 2008 and December 31, 2007, the balance due to the major shareholder and CEO totaled $44,971 and $262,388, respectively.

On July 26, 2007, the Company entered into an Employment Agreement with its CFO in which the Company agreed to provide restricted common stock award totaling 24,000 shares, upon the successful listing of the Company on a US stock exchange. The shares of common stock were valued at $77,136 (RMB580,000) or $3.214 per share.

8 ISSUANCE OF COMMON STOCK

On February 20, 2008, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc (“HCI”) in exchange for consulting services to the Company. The Company agreed to provide 30,000 shares of restricted common stock to HCI upon the effectiveness of a registration statement on Form S-1. The shares of common stock were valued at $96,420 or $3.214 per share.

9 INCOME TAXES

The Company is registered in State of Nevada and operates in three tax jurisdictions: United States of America, Hong Kong and the PRC.

The Company generated all of its net income from operations in the PRC for the nine months ended September 30, 2008 and 2007. The companies registered in the PRC are all domestically owned and subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. Prior to January 2005, the PRC EIT rate was 33% on its taxable income. From January 2005 onwards, foreign investment enterprises (“FIEs”) engaged in production established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones are located may pay income taxes at a reduced rate of 24%. In addition, FIEs engaged in production having a period of operation of not less than ten years shall be exempted from income tax for the first two profit-making years and a 50% reduction in the income tax payable for the next three years.

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

Therefore, Rixiang will continue to be entitled to the reduced rate of 12% for 2007 and 12.5% for 2008 and 2009, followed by the unified tax rate of 25% from 2010. Jixiang and Mingxiang has used up all exemptions from PRC FEIT in prior years and accordingly Jixiang and Mingxiang are subject to PRC FEIT at rate of 25% on the taxable income effective from January 1, 2008.

The Company’s effective income tax rates for the nine months ended September 30, 2008 and 2007 were 12.5% and 12% respectively.

10 SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)	Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu Pengfei, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has two operating and reporting segments for the nine months ended September 30, 2008 and 2007 which are processed seafood products and marine catch.

An analysis of the Company’s revenue and total assets are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue:
Processed seafood products	$10,896,094	$6,574,410	$33,192,364	$19,601,993
Marine catch	600,368	1,858,446	2,153,749	6,376,834

	$11,496,462	$8,432,856	$35,346,113	$25,978,827

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Gross profit:
Processed seafood products	$3,493,752	$1,948,939	$11,170,713	$6,324,543
Marine catch	58,498	388,362	251,192	1,235,731

	$3,552,250	$2,337,301	$11,421,905	$7,560,274

	September 30, 2008	December 31, 2007
		(Audited)
Total Assets:
Processed seafood products	$19,708,746	$8,753,820
Marine catch	147,273	421,015
Corporate overhead	28,798,674	24,954,772

	$48,654,693	$34,129,607

(b) Geographic information

The Company’s operations are located in three main geographical areas. All the Company’s long-life assets are located in the PRC. The Company’s sales by geographical market are analyzed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue:
PRC	$10,502,092	$8,432,856	$33,396,484	$25,868,527
Japan, Philippines and
Papua New Guinea	994,370	-	1,949,629	12,477
Ukraine	-	-	-	97,823

	$11,496,462	$8,432,856	$35,346,113	$25,978,827

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Gross profit:
PRC	$3,250,409	$2,337,301	$10,804,858	$7,527,580
Japan, Philippines and Papua New Guinea	301,841	-	617,047	3,618
Ukraine	-	-	-	29,076

	$3,552,250	$2,337,301	$11,421,905	$7,560,274

11 NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2007:
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic and diluted net income per share calculation

Numerator:
- Net income in computing basic and diluted net income per share	$2,593,510	$1,901,857	$8,617,743	$6,230,673

Denominator:
- Weighted average ordinary shares outstanding in computing basic net income per share	23,026,301	15,624,034	23,026,301	15,624,034

- Weighted average incremental warrant shares outstanding	-	-	93,713	-

Total Weighted average shares outstanding in computing diluted net income per share	23,026,301	15,624,034	23,120,014	15,624,034

Basic net income per share	$0.11	$0.12	$0.37	$0.40

Diluted net income per share	$0.11	$0.12	$0.37	$0.40

For the three months ended September 30, 2008, warrants exercisable to 2,169,804 shares of common stock were excluded from the diluted earnings per share calculation as the exercise price of the warrants was higher than the average market price of the stock during the period, thereby making the warrants antidilutive under the treasury method.

12 SUBSEQUENT EVENT

On October 1, 2008, the Board of Directors approved the repurchase of up to $3.0 million of its common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors deemed appropriate by the Company’s CEO and President. The Company plans on repurchasing its stock through open-market transactions and privately negotiated transactions. Any shares repurchased by the Registrant in this program will be retired to the treasury while reducing the number of outstanding shares of its common stock.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three and nine months ended September 30, 2008 and 2007, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Sales

We are a seafood producer engaged in the processing, distribution and sales of seafood products, as well as the trading of marine catch. Our two other subsidiaries, Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”) and Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”) are property holding companies. These two companies operate solely to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory.

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

Sales of our processed seafood products accounted for approximately 94.8% and 78.0% of our total sales in the third quarter of 2008 and 2007 respectively. Sales of our marine catch accounted for approximately 5.2% and 22.0% of our total sales in the third quarter of 2008 and 2007 respectively. Having recognized that the processed seafood segment has significant growth potential and better profit margin comparing to the trading of marine catch, we will continue to focus our resources on the processed seafood segment going forward.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 76.1% and 79.3% of our total cost of sales of processed seafood products in the third quarter of 2008 and 2007 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

Specifically, fishing activities in waters around the PRC are restricted in September and July each year to ensure sustainable aquatic resources. As such, some of our suppliers such as fishermen are restricted from fishing during this period due to the restrictions against fishing along the Taiwan Strait imposed by the PRC’s Ministry of Agriculture. There is no assurance that the PRC government may not impose more stringent fishing regulations, including but not limited to longer or more frequent periods that restrict fishing.

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

As at September 30, 2008, we employed 597 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood products. However, sales are usually higher before and during the Chinese New Year. In 2008, we also experienced a strong sales demand before the Olympics games being held in Beijing in August. As for the trading of marine catch, sales may be lower in September and July due to the reduced supplies as a result of the restriction on fishing in the Taiwan Strait during these two months.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products and marine catch, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and nine months ended September 30, 2008 and 2007 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product
	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	10,896	94.8	6,575	78.0	33,192	93.9	19,602	75.5
Marine catch	600	5.2	1,858	22.0	2,154	6.1	6,377	24.5
Total	11,496	100.0	8,433	100.0	35,346	100.0	25,979	100.0

Sales by geographical region

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	830	7.2	1,095	13.0	3,332	9.4	3,741	14.4
Zhejiang	4,939	43.0	3,422	40.6	16,450	46.6	9,914	38.2
Fujian	3,161	27.5	3,540	42.0	10,995	31.1	11,518	44.3
Guangdong/ Shenzhen	672	5.8	-	-	981	2.8	-	-
Jiangsu/ Shanghai	667	5.8	-	-	953	2.7	-	-
Others	233	2.0	376	4.4	685	1.9	697	2.7
Total PRC (1)	10,502	91.3	8,433	100.0	33,396	94.5	25,870	99.6
Asia (2)	994	8.7	-	-	1,950	5.5	12	0.1
Others (3)	-	-	-	-	-	-	97	0.3
Total	11,496	100.0	8,433	100.0	35,346	100.0	25,979	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $0.4 million and $0.2 million in the third quarter of 2008 and 2007 respectively.

(2)	Sales to Asia mainly related to exports to Japan, Philippines and Papua New Guinea.
(3)	Export sales to other countries include sales to Ukraine.

Three months ended September 30, 2008 compared to Three months ended September 30, 2007, and
Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007

Sales

Our revenue increased by approximately $3.1 million or 36.3% from $8.4 million for the three months ended September 30, 2007 to $11.5 million for the same period in 2008. The increase in revenue was due to the continued growth in sales of our processed seafood products, which was partially offset by the decrease in sales of our marine catch segment. Sales of our processed seafood products increased by $4.3 million or 65.7%, whereas sales of our marine catch segment dropped by $1.3 million or 67.7%.

Comparing nine months results, our revenue increased by approximately $9.3 million or 36.1% from $26.0 million in 2007 to $35.3 million this year. Sales of our processed seafood products increased by $13.6 million or 69.3%, whereas sales of our marine catch segment dropped by $4.2 million or 66.2%.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, in the Fujian and Zhejiang provinces. The higher sales in the processed seafood products segment were due to the continued sales and marketing effort in the Fujian and Zhejiang provinces. We also penetrated into two new neighborhood markets, Jiangsu and Guangdong province, during the second quarter of 2008. Accordingly, the number of sales staff has further increased from 16 in 2007 to 23 as at September 30, 2008.

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

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch. The breakdown is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	7,402	93.2	4,626	75.9	22,021	92.0	13,278	72.1
Marine catch	542	6.8	1,470	24.1	1,903	8.0	5,141	27.9
Total	7,944	100.0	6,096	100.0	23,924	100.0	18,419	100.0

Cost of sales – Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, direct labour and manufacturing overheads. The following table sets out details of our cost of sales:

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	5,641	76.1	3,669	79.3	17,420	79.1	10,431	78.6
Packaging materials	765	10.4	311	6.7	1,966	8.9	891	6.7
Direct labor	401	5.4	304	6.6	1,133	5.2	960	7.2
Manufacturing overheads	595	8.1	342	7.4	1,502	6.8	996	7.5
Total	7,402	100.0	4,626	100.0	22,021	100.0	13,278	100.0

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

Raw material costs accounted for approximately 79.1% and 78.6% of our cost of sales for the nine months ended September 30, 2008 and 2007 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial period and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the period under review was mainly due to the increased production and sales of processed seafood products.

Packaging materials

Packaging materials accounted for approximately 8.9% and 6.7% of our cost of sales for the nine months ended September 30, 2008 and 2007 respectively.

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

Direct labor

Direct labor costs accounted for approximately 5.2% and 7.2% of our cost of sales for the nine months ended September 30, 2008 and 2007 respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as the production volume, the number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training and thus the proportion of direct labor costs to total cost of sales dropped accordingly this year.

The total headcount as at September 30, 2008 has decreased to 597 from 634 as at the end of 2007. The decrease was mainly due to a reduction in number of workers for the fishing vessels which were no longer chartered by us in 2008.

Manufacturing overheads

Manufacturing overheads comprise depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods.

Cost of sales - Marine catch

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	503	92.7	-	-	1,765	92.7	-	-
Rental / charter hires	-	-	197	13.4	-	-	721	14.0
Crew salaries and wages	-	-	95	6.5	-	-	336	6.5
Bunker fuel	-	-	715	48.6	-	-	2,446	47.6
Repair & maintenance	-	-	268	18.3	-	-	960	18.7
Packaging materials	39	7.3	195	13.2	138	7.3	678	13.2
Total	542	100.0	1,470	100.0	1,903	100.0	5,141	100.0

Raw materials

We buy the marine catch mainly from the local fishermen and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in the Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Rental / charter hires

We commenced our marine catch operation in September 2002, with the chartering of two fishing vessels with an aggregate net tonnage of 44 tons. In December 2007, we have a fleet of six chartered fishing vessels with an aggregate net tonnage of 256 tons. However, taking into consideration of the significant growth potential in the processed seafood segment and the deteriorating gross profit margin for the sales of marine catch due to higher fuel and operating costs, we decided to focus our resources on the processed seafood segment going forward. In this connection, all the chartering agreements with the fishermen have been terminated by us at the end of 2007. We are not subject to any penalties for terminating these chartering agreements which are about to be ended in 2008 or 2009.

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

Gross profit by product

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	3,494	98.4	1,949	83.4	11,171	97.8	6,324	83.7
Marine catch	58	1.6	388	16.6	251	2.2	1,236	16.3
Total	3,552	100.0	2,337	100.0	11,422	100.0	7,560	100.0

Gross profit margin by product

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	%	%	%	%

Processed seafood products	32.0	29.6	33.7	32.3
Marine catch	9.7	20.9	11.7	19.4
Total	30.9	27.7	32.3	29.1

Gross profit

Gross profit grew by 51.1%, from $7.6 million for the nine months ended September 30, 2007 to $11.4 million for the same period in 2008. Gross profit margin improved by 3.2 percentage point from 29.1% for the nine months ended September 30, 2007 to 32.3% for the same period in 2008. Gross profit margin for the processed seafood products operations was increased from 32.3% to 33.7%, whereas gross profit margin for the marine catch segment was reduced from 19.4% to 11.7% for the same period under review.

Gross profit grew by 52.0%, from $2.3 million for the three months ended September 30, 2007 to $3.6 million for the same period in 2008. Gross profit margin improved by 3.2 percentage point from 27.7% for the three months ended September 30, 2007 to 30.9% for the same period in 2008.

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

Our selling and distribution expenses accounted for approximately 1.3% and 0.3% of our total revenue in the nine months ended September 30, 2008 and 2007 respectively. The increase in the selling and distribution expenses was mainly due to the hiring of an investor relations firm and the increase of advertising costs in 2008.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, provision for doubtful debt, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 3.7% and 0.8% of our total revenue in the nine months ended September 30, 2008 and 2007 respectively. The increase in the general and administrative expenses was mainly due to the higher payroll costs as a result of hiring a few of experienced professional staff so as to cope with the expanding operations, the higher R&D costs for development of new products and the higher legal and professional fees after we went public in the last quarter of 2007.

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

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.7% and 0.9% of our total revenue in the nine months ended September 30, 2008 and 2007 respectively.

Income before income taxes

Our income before income taxes increased by $0.8 million or 37.5%, from $2.2 million for the third quarter of 2007 to $3.0 million for the same period in 2008. The increase was mainly due to the increase in sales of 36.3% and improved gross profit margin by 3.2 percentage point as a whole, which was partially offset by the increase in the selling and distribution expenses and the general and administrative expenses, as a result of the factors described above.

Comparing nine months results, our income before income taxes increased by $2.8 million or 39.3% from $7.1 million in 2007 to $9.9 million this year due to similar reasons as explained per above.

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

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at September 30, 2008 amounted to approximately $28.4 million and our total indebtedness which comprises short-term bank loans was $4.3 million.

A summary of our cash flows for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine months ended September 30,
US$’000	2008	2007

Net cash provided by operating activities	1,433	4,891
Net cash (used in) investing activities	(2,860)	(20)
Net cash provided by/ (used in) financing activities	3,412	(4,273)
Foreign currency translation adjustment	1,977	272
Net change in cash and cash equivalents	3,962	870
Cash and cash equivalents at the beginning of the period	24,477	9,182
Cash and cash equivalents at the end of the period	28,439	10,052

Net cash provided by operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2008 amounted to approximately $1.4 million, which was a decrease of $3.5 million when comparing to net cash provided by operating activities for the same period in 2007. The decrease was mainly attributable to the increase in the inventories of $7.8 million for the nine months ended September 30, 2008, partially offset by the higher net income earned in the nine months ended September 30, 2008 and the significant increase of accounts receivable recorded in the same period last year.

We purchased much more raw materials during the first three quarters of 2008. A significant portion of them accounted for $5.3 million could be sold to other customers in the market when price goes up in the future due to limited supplies. We also stocked up some raw materials in the third quarter of 2008 for our own production due to the increased supplies of them after the restricted fishing period in June and July at lower prices. The increased raw materials will be used for the production of processed seafood products which are expected to be increased in the last quarter of this year and the first quarter of 2009 due to the increased demand for the Chinese New Year.

Net cash used in investing activities

For the nine months ended September 30, 2008, our net cash used in investing activities was approximately $2.9 million which was mainly attributable to the addition of construction in progress at about $2.4 million for the development of new processing plant and staff quarter. We expect that the production capacity will be up by 50% in the fourth quarter of 2008. We also purchased motor vehicle, certain production facilities, some office equipment and furniture and fixtures this year to cope with our expansion plan.

Net cash provided by financing activities

Our net cash provided by financing activities was approximately $3.4 million for the nine months ended September 30, 2008, which was an increase of $7.7 million when comparing to net cash used in financing activities for the same period in 2007. The increase was mainly due to the borrowing of short-term bank loans this year for working capital purposes and the repayment of short-term bank loans in the same period last year.

Use of proceeds

We believe that after taking into account our cash position, available bank facilities and cash from operating activities, we have adequate working capital to meet up with our current operating expenditures.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitment

No material operating lease commitment was identified as at September 30, 2008.

Capital commitment

	September 30, 2008	December 31, 2007

For upgrade and construction of the processing plant and staff quarter	$2,395,000	$-

On May 1, 2008, Jixiang entered into an agreement with an independent third party in relation to the upgrade and construction of the processing plant mainly for manufacturing and inventory storage purposes and to provide staff quarter. The construction was expected to be completed in the fourth quarter of 2008. Total contract sum for the construction was $3.3 million. As of September 30, 2008, Jixiang has paid $2.4 million to the third party and it was recorded as construction in progress.

Guarantees

We are the guarantor for the following bank loan:

Guarantor	Guarantee	September 30, 2008	December 31, 2007

Shishi Huabao Mingxiang Foods Co., Ltd.	Shishi Yu Ching Knitting and Clothing Company	$640,000	$640,000

In accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. We have determined the fair value of the indemnification to be insignificant. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2008 and December 31, 2007. The guarantee expired on January 10, 2008 and it was renewed through January 10, 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 will have no material impact on the consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 will have no material impact on the consolidated financial position or results of operations.

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

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Nine months ended September 30,
(%)	2008	2007
Sales
RMB	94.5	99.6
US dollars	5.5	0.4
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at September 30, 2008, the exchange rate was approximately US$1.00 to RMB6.8551. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 93.9%, 76.5%, 60.3% and 47.2% of our sales in the nine months ended September 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 79.1%, 78.4%, 74.2% and 64.6% of our total cost of sales of processed seafood products in the nine months ended September 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on five major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 38.9%, 45.8%, 56.9% and 64.1% of our sales in the nine months ended September 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. In the event these and other major customers do not continue to purchase from us or reduce their purchases from us or develop their own ability to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability will be affected.

We are dependent on five major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood products, we rely on our major suppliers for a significant portion of the supply of fresh seafood. Purchases from our top five suppliers of raw materials accounted for approximately 94.4%, 89.9%, 62.5% and 65.1% of our total purchases of raw materials in the nine months ended September 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

A significant portion of our business activities is transacted in cash and our internal controls in relation to cash management may not be able to address all the risks associated with the handling of cash and cash transactions.

Due to the nature of our business, our procurement of raw materials is fully transacted on a cash basis and a significant portion of our sales are transacted in cash. Our cash payment for the procurement of raw materials accounted for the whole of our total cost of sales for each of the fiscal years ended December 31, 2006, 2005 and 2004. Starting from 2007, we have requested our major suppliers to open bank accounts and thus we could settle the purchases through bank instructions. Sales transacted in cash accounted for 1.2%, 1.6%, 42.9% and 25.8% of our total sales in the nine months ended September 30, 2008, the fiscal years ended December 31, 2007, 2006 and 2005 respectively.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products and marine catch as a percentage of our total sales for the period under review were as follows:

	Nine months ended September 30,	Year ended December 31,
Products	2008	2007	2006	2005
	(%)	(%)	(%)	(%)

Processed seafood products	93.9	76.5	60.3	47.2

Marine catch	6.1	23.5	39.7	52.8

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

Outbreak of disease or widespread contamination in any of the raw materials or the flavorings that we use in our production or any food scares may lead to a loss in consumer confidence and reduce the demand for our processed seafood products.

One of our competitive strengths is our established brand name and track record. We have received several awards and certificates for our high quality products, including the “Green Food” award. Any outbreak of disease or widespread contamination in any of the raw materials or the flavorings that we use in the production of our products or food scares in the markets in which our processed seafood products are manufactured or sold may have an adverse impact on our business as it may lead to a loss in consumer confidence and reduce the demand of our processed seafood products. It may also affect our sources of supply and we may have to look for alternative sources of supply which may be more costly, or which may not be available. If this develops into actual events, our operations and profitability will be adversely affected.

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 5.5% of our total sales in the nine months ended September 30, 2008. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

The continued success of our business is also dependent on our key management, operational personnel and our other executive officers. We rely on their experience in the processed seafood and marine catch industry, product development, sales and marketing and on their relationships with our customers and suppliers.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of September 30, 2008, our distribution network is comprised of 18 distributors located in six provinces. These distributors sub-distribute our dried processed seafood products to about 1,400 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

Our trade receivables turnover days were approximately 32, 27, 33 and 57 days in the nine months ended September 30, 2008, year 2007, 2006 and 2005 respectively. Our allowances for doubtful trade receivables as at September 30, 2008, December 31, 2007, 2006, and 2005 were approximately $25,000, $21,000, $6,000 and $22,000 respectively, and in the range of 0.5% to 0.6% of our gross trade receivables.

As a result of this credit risk exposure of our customers defaulting on their payments to us, we may have to make larger allowances for doubtful trade receivables or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

We may be subject to foreign exchange risk and may incur losses arising from exchange differences upon settlement.

We sell our dried processed seafood products, frozen processed seafood products and marine catch mainly to local customers. Direct exports as a percentage of our sales ranged from 0.5% to 5.5% during the period under review. Our sales are denominated in RMB and US$, while our purchases are denominated in RMB.

For the period under review, the percentages of our sales denominated in RMB and US$ were as follows:

	Nine months ended September 30,	Year ended December 31,
	2008	2007	2006	2005
	(%)	(%)	(%)	(%)

RMB	94.5	99.5	99.1	95.8

US$	5.5	0.5	0.9	4.2

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at September 30, 2008, the closing exchange rate was approximately US$1.00 to RMB6.8551. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

We currently do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains and losses over the first three quarters of 2008 and the past three fiscal years ended December 31, 2007, 2006 and 2005 have been relatively low. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise.

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

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business if stricter regulations are imposed on the overseas business practices of PRC companies.

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

One of our competitive strengths is our established brand name and track record. We have been involved in the production of processes seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award, and our products have received several other awards such as the “Green Food” award. Please see the section “Competition” of our Form 10-K for the fiscal year ended December 31, 2007 filed on April 1, 2008. We have also established a track record in the processed seafood industry which instills confidence in our products and attracts new customers from South Korea, Japan, Philippines, Papua New Guinea, Taiwan, Russia and Ukraine, as well as potential customers from the European Union. Negative publicity involving us, any of our directors or executive officers may adversely affect our stock market price whether or not such negative publicity is justified.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 1, 2008, the Company filed a Form 8-K with the Commission stating that the Board of Directors has approved the repurchase of up to $3.0 Million of its Common Stock.

On October 30, 2008, the Company filed a Form 8-K with the Commission stating that the Board of Directors has increased the number of seats on the Board from three (3) to six (6); appointed three (3) Independent Directors: Xiaochuan Li, Changhu Xue and Honkau Wan; and entered into Independent Director Agreements with each of the Independent Directors.

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

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: November 6, 2008	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: November 6, 2008	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer)