Form 10-K
period 2008-12-31
CHINA MARINE FOOD GROUP LTD
filed 2009-03-23
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,971,961 based on the closing sale price of $1.52 as reported on the Over-the-Counter Bulletin Board. As of March 18, 2009, there were 23,026,301 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

China Marine Food Group Limited

FORM 10-K

For the Year Ended December 31, 2008

TABLE OF CONTENTS

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

PART I.

ITEM 1.           Business

BUSINESS DEVELOPMENT & ORGANIZATION WITHIN LAST FIVE YEARS

Overview

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Nice Enterprise Trading H.K. Co., Ltd. (“Nice Enterprise”), and its subsidiaries – Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (“Jixiang”) and Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”). We engage in the business of processing, distribution and sale of processed seafood products, as well as the sale of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

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

In connection with the private placement, our principal stockholder, Pengfei Liu, entered into a make good agreement pursuant to which Mr. Liu agreed, subject to certain conditions discussed below, to place into an escrow account, 6,199,441 shares of common stock of the Company he beneficially owns. If we do not generate net income of $10.549 million for the fiscal year ending December 31, 2008 and $14.268 million for the fiscal year ending December 31, 2009, the shares held in escrow will be transferred to the private placement investors, on a pro rata basis in accordance with the following formula: If the 2008 net income threshold is not achieved then an amount of shares equal to (($10.549 million – 2008 adjusted net income)/$10.549 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. If the 2009 net income threshold is not achieved then an amount of shares equal to (($14.268 million – 2009 adjusted net income)/$14.268 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. In the event that the net income for 2008 and 2009 meet the minimum net income thresholds for those respective years, then no transfer of the escrowed shares shall be made to the private placement investors and the shares will then be returned to Mr. Liu.

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

We have grown from a domestic market-oriented seafood enterprise with over 80 employees in 2003 into a medium-sized nationwide seafood enterprise with advanced processing facilities and equipment, and more than 600 employees in 2008. Our employees currently include 9 research and development staff.

OUR PRINCIPAL PRODUCTS AND THE MARKET

We are a seafood producer engaged in the processing, distribution and sale of processed seafood products under our “Mingxiang” brand, as well as the sale of marine catch.

Our business philosophy may be summarized in the following phrase:

“To achieve benefits through innovation and to develop new markets through branding”

Our dried processed seafood products are predominantly sold under our registered trademark, the “Mingxiang (明祥)” brand. These products are sold to 18 distributors in various provinces in the PRC such as Fujian, Guangdong, Jiangsu, Shandong and Zhejiang and in turn sub-distributed to over 1,400 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. Our frozen processed seafood products are sold to both domestic and overseas customers. Our marine catch is sold to customers in Fujian and Shandong Provinces, some of whom directly export the marine catch to Japan, South Korea and Taiwan.

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

Processed Seafood Products

Using a combination of Japanese traditional seafood processing methods and modern scientific seafood processing techniques, our product development efforts during the period under review have yielded 21 processed seafood products comprising dried seafood products such as roasted squid, roasted file fish, roasted prawns, shredded roasted squid and smoked eel as well as frozen processed seafood products. Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, occupying a total land area of 17,600 sq.m. This includes cold storage facilities with a total storage capacity of 2,020 tons. We have five production lines for the processing of our roasted file fish, roasted prawns, shredded roasted squid, roasted squid and smoked seafood products.

We have established sales networks in various large and medium sized cities in the PRC and our export markets, such as Japan and Russia. We believe our products are sold by some of our distributors to end-consumers in South Korea, Taiwan and Ukraine. Our dried processed seafood products are mainly sold in supermarkets in Fujian and Zhejiang Provinces and their surrounding areas, and through our sales network of 18 distributors, each of whom has its own sales network and is authorized by us to distribute our products exclusively in a specific vicinity.

Our sales to domestic and foreign markets for the fiscal years ended December 31, 2008, 2007 and 2006 are set out below:

	Year ended December 31,
Dried Processed Seafood Products	2008	2007	2006
	(%)	(%)	(%)

PRC sales	99.2	99.3	98.8

Export sales (1)	0.8	0.7	1.2

Notes:
(1) The decrease in export sales was mainly due to our increased marketing efforts in the PRC, which resulted in higher domestic sales.

	Year ended December 31,
Frozen Processed Seafood Products	2008	2007	2006
	(%)	(%)	(%)

PRC sales (1)	48.9%	100.0	97.3

Export sales (2)	51.1%	0.0	2.7

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

Our credit-worthiness, quality and processed seafood products have received considerable acknowledgement and favorable feedback from the public. Please refer to the section “Awards and Certification” on Page 15 for further details of the awards and certifications that we have received.

Today, our products are exported to many countries including Japan, Philippines and Papua New Guinea. We are a State-designated base for quality assurance testing of marine products. Please see the section “Quality Assurance” on Page 28 for more details.

Marine Catch

In 2006 and 2007, we engaged in the sale of marine catch. We worked with local fishermen and charter six fishing vessels with an aggregate net tonnage of 256 tons, to harvest marine catch from the East China Sea and the Taiwan Strait. Our marine catch was harvested from the deep seas and was not bred through aquaculture.

The marine catch was sold to seafood traders in Fujian and Shandong Provinces, the PRC, some of whom directly exported the marine catch to Japan, South Korea, and Taiwan. To preserve the freshness of the marine catch sold to our customers, we constantly packed the harvested marine catch in ice and endeavor to deliver the marine catch to our customers within the shortest time practicable. Upon the return of the vessels to Xiangzhi (Shishi) Port, a small proportion of the marine catch was sold to our customers at Xiangzhi (Shishi) Port itself, and the rest was transported back to our business premises at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province for further sorting and packing. Thereafter, most of our marine catch was collected by our customers at our business premises, and a small proportion was transported to our customers at their respective destinations.

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

Starting from 2008, we do not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we simply buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Fujian, Shandong and Liaoning provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Our Products

Our products can be divided into two main categories, namely (1) processed seafood products; and (2) marine catch. All of our production is undertaken by our subsidiary, Rixiang.

The following table sets out some of our main products, as well as the main markets in which they are sold:

Processed Seafood Products	Products / Species	Main Markets Markets in the PRC	Foreign Markets

(a) Dried processed seafood products	Roasted file fish, shredded roasted squid, roasted squid, smoked eel, roasted prawn, Jingdu roasted fish	Zhejiang Province Fujian Province Shandong Province Greater Shanghai Region Guangdong Province	Japan, Russia and Ukraine

(b) Frozen processed seafood products	Cuttlefish, octopus, pomfret, shelled prawns, sliced squid	Shandong Province (for sale in South Korea) Fujian Province (for sale in Taiwan) Liaoning Province	Japan

Processed Seafood Products	Products / Species	Main Markets Markets in the PRC	Foreign Markets

Marine Catch	Cuttlefish (Sepia esculenta), hairtail fish (Trichiurus japonicus), Japanese butter fish (Psenepis Anomala), squid (Loligo bleekeri), horse mackerel	Fujian Province (for sale in Taiwan) Shandong Province (for sale in South Korea and Japan)	Philippines and Papua New Guinea

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

Production Facilities and Process

The production of our dried and frozen processed seafood products is carried out at our production facilities in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province. As at December 31, 2008, we own five production lines for the manufacture of dried processed seafood products and one production line for the manufacture of frozen processed seafood products. After the upgrade of our production facilities in 2008, the maximum annual production capacities of our production lines are increased to about 7,500 tons of dried processed seafood products and 2,500 tons of frozen processed seafood products. We also own cold storage facilities with cold storage capacity of 2,020 tons.

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

Awards and Certifications

As testimony to the quality of our products, our credit worthiness in the PRC business community as well as our management capabilities, we have received several awards and certification in the course of our history, as listed below:

Year	Subsidiary	Award	Period	Awarding Body	Significance

November 2001	Mingxiang	Branded Products (fresh roasted prawn, roasted file fish, shredded squid)	2001	2001 China International Agriculture Expo	Recognition of our brand and our branding efforts

December 2001	Mingxiang	National Brand-making Leading Enterprise	-	Ministry of Agriculture, China	Recognition of our efforts to create our brand and increase brand-awareness of our products

January 2002	Mingxiang	Green Consumer Recommendation	2002 - 2003	Fujian Consumer Committee	Recognition of our product quality, environmental friendly products, integrity in our dealings with consumers

April 2003	Mingxiang	Leading Corporation in Processing Agricultural Products (Province level)	-	Fujian Village Enterprise Bureau	Recognition of our efforts and contribution in the development of processed agricultural products

Year	Subsidiary	Award	Period	Awarding Body	Significance

April 2003	Mingxiang	A-Grade Tax Payer	2004 – 2005	Quanzhou District Tax Bureau

August 2003	Mingxiang	Quanzhou Contract-Abiding Creditworthy Enterprise	2001 - 2002	Quanzhou Civil Administration	Recognition of integrity in our operations and commercial dealings

September 2003	Mingxiang	Fujian Province Aquatic Industrialization Leading Enterprise	2003 – 2004	Fujian Province Marine Fisheries Bureau, Fujian Department of Finance	Recognition of our efforts and contribution in the development of processed agricultural products

May 1, 2007	Mingxiang	Green Food – roasted file fish	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 1, 2007	Mingxiang	Green Food – dried shredded squid	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 1, 2007	Mingxiang	Green Food – frozen fish	May 2007 – April 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 1, 2007	Mingxiang	Green Food – roasted king prawn	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted file fish	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – dried shredded squid	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted yellow croaker	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

Year	Subsidiary	Award	Period	Awarding Body	Significance

May 17, 2007	Rixiang	Green Food – roasted prawn	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted shredded squid	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted fish bones	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted squid	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – squid slices	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted searobin fillet	May 2007 – May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

January 2004	Mingxiang	Civilised and Creditworthy Enterprise	2002 – 2003	Shishi City Government Civilization Bureau, Shishi City Economic Bureau, Shishi National Tax Bureau, Shishi District Tax Bureau	Recognition of our regard for integrity in our operations, our creditworthiness and contribution to the economy

January 2004	Mingxiang	Quanzhou Agricultural Industrialization Leading Enterprise	For January 2004 – December 2006	Quanzhou Department of Agriculture, Quanzhou Finance Bureau	Recognition of our efforts and contribution in the development of processed agricultural products

September 2008	Mingxiang	Key Leading Enterprise (Province level)	2008 - 2009	Fujian Province Agriculture Industrialization Leading Group	Recognition of our efforts and contribution in the development of processed agricultural products

Year	Subsidiary	Award	Period	Awarding Body	Significance

December 2006	Mingxiang	A-Grade Tax Payer Credit Enterprise	2004 - 2005	Quanzhou National Tax Bureau, Quanzhou District Tax Bureau	Recognition of our tax creditworthiness

December 2004	Mingxiang	National Foodstuff Industry Excellent Leading Enterprise	2003 – 2004	China Foodstuff Industry Association	Recognition of quality of our products

May 2008	Mingxiang	2007 “AAA” bank-rated Creditworthy Enterprise	Valid until April 30, 2008	China Agricultural Bank, Fujian Branch	Recognition of the quality of our enterprise, economic standing, operational efficiency and potential for growth

September 2008	Mingxiang	Fujian Province Famous Brand	Valid for 3 years	Fujian Province Branded Products Authentication Committee	Recognition of our brand and our branding efforts

DISTRIBUTION

Sales and Marketing

Our sales and marketing team comprises 23 employees, headed by our Executive Chairman, Director and CEO Pengfei Liu. The team is responsible for monitoring domestic sales, which includes co-coordinating orders from customers as well as distributing our products to the customers.

Distribution Network

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. Our products are exported to various countries, including Japan, Philippines and Papua New Guinea. We believe our products are sold by some of our distributors to end-consumers in South Korea, Taiwan and Japan.

As of December 31, 2008, we have 18 distributors in six provinces in the PRC, namely Fujian, Guangdong, Jiangsu, Shandong, Zhejiang and Liaoning, as follows:

Province	No. of Distributors
Fujian	6
Guangdong	1
Jiangsu	1
Shandong	2
Zhejiang	7
Liaoning	1

Total	18

These distributors in turn sub-distribute our dried processed seafood products to over 1,400 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces.

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

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. We have 18 distributors in various provinces in the PRC such as Fujian, Guangdong, Jiangsu, Shandong, Zhejiang and Liaoning. These distributors in turn sub-distribute our dried processed seafood products to over 1,400 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. We also have a strong overseas customer base in various countries including Japan, Philippines and Papua New Guinea. Please refer to the section “Major Customers” on Page 23 for further details.

2.	We have an established brand name and track record

We have been involved in the production of processed seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award. In addition, we have also obtained the “Green Food” award in respect of our roasted file fish, shredded roasted squid, roasted king prawn and frozen fish products. This attests to the established standing of our “Mingxiang” brand and the high quality of our products. We have also received several other awards and accreditations as described in the section “Awards and Certifications” on Page 15. We believe such accolades attest to our established reputation in the industry.

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

MAJOR SUPPLIERS

The following table sets out our five major suppliers of raw materials for 2008, 2007 and 2006:

	As a Percentage of Our Purchases of Raw Materials (%)
	Year ended December 31,
	2008	2007	2006
Shishi City Tianwang Seafood Products Trading Proprietor	23.6	21.8	14.3
Shishi City Fugui Seafood Products Trading Proprietor	20.5	18.5	11.7
Dalian Xinghai Import & Export Co., Ltd.	17.9	-	-
Jinjiang City Shenhu Town Hongyuan Seafood Products Trading Proprietor	17.0	17.6	7.9
Shishi City Huali Seafood Products Trading Proprietor	11.8	16.4	10.0
Shishi City Nanfu Seafood Products Wholesale Proprietor	-	15.6	18.6
TOTAL	90.8	89.9	62.5

Trading in fresh fish and other seafood is mainly carried out by individual fishermen, who ply their trade in and around various fishing ports in Shishi City, Fujian Province. The above major suppliers are fish and seafood traders in markets in and surrounding Shishi City, Fujian Province. We procure from these suppliers for fresh fish and other seafood, which are used as raw materials in the production of our processed seafood products. These suppliers also supply fresh fish and other seafood to other companies.

Before 2005, we mainly sourced for supplies of fresh fish and other seafood directly from various fishermen when their trawlers docked at the ports. For convenience and greater savings in procurement expenses, from 2005 onwards we sourced our supplies from the five major suppliers, Therefore the percentage of our purchases from the above 5 major suppliers increased significantly in 2005.

Though certain of our major suppliers accounted for more than 10% of our total purchases for the fiscal year ended December 31, 2008, we believe we are able to source our raw materials from alternative suppliers should the need arise.

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

MAJOR CUSTOMERS

The following table sets out our major customers accounting for 5.0% or more of our Company’s sales in 2008, 2007 and 2006:

		As a Percentage of Our Sales (%)
		Year ended December 31,
	Products	2008	2007	2006

Wenling City Xingfeng Foodstuff Co., Ltd. (1)	Dried processed seafood products	10.4	8.9	9.7

Wenzhou Rixin Foodstuff Co., Ltd. (2)	Dried processed seafood products	9.5	9.8	14.0

Fuzhou Chaohui Foodstuff Company (3)	Dried processed seafood products	9.0	7.9	5.3

Zhejiang Ruian Laodu Seafood Wholesale Proprietor (4)	Dried and frozen processed seafood products	8.7	9.3	7.9

Qingdao Haizhan Seafood Co., Ltd (5)	Dried and frozen processed seafood products	7.3	9.9	14.3

Shenjiamen Liyizhougan Seafood Products Trading Proprietor (6)	Dried and frozen processed seafood products	6.6	-	-

Zhoushan City Maoyuan Foodstuff Import and Export Co., Ltd. (7)	Dried and frozen processed seafood products	5.9	-	-

Zhouriyu Seafood Products Trading Proprietor (8)	Dried and frozen processed seafood products	5.4	-	-

Shishi City Junxu Seafood Products Trading Proprietor (9)	Marine catch, namely cuttlefish, squid, hairtail fish	-	4.3	7.5

Shihuazhou Marine Products Wholesale Proprietor (10)	Marine catch, namely cuttlefish, squid, hairtail fish	-	4.1	7.8

Qingdao Xinqinghua Seafood Products Company (11)	Marine catch, namely cuttlefish, squid, hairtail fish	-	3.9	11.0

TOTAL		62.8	58.1	77.5

Notes:

1)
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

4)
Zhejiang Ruian Laodu Seafood Wholesale Proprietor is a large distributor of dried seafood in Ruian City, Zhejiang Province. It has been our customer since 2005 but has increased its purchases from us due to the expansion of its distribution network which covers, to the best of our knowledge, 300 retailers.

5)
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

6)
Shenjiamen Liyizhougan Seafood Products Trading Proprietor is a distributor of dried and frozen seafood products in Zhoushan City, Zhejiang Province, and has, to the best of our knowledge, a distribution network of about 273 retailers and a sales workforce of about 45 people. It has been our customer since 2000. Our sales to Shenjiamen Liyizhougan Seafood Products Trading Proprietor increased due to the expansion of their distribution network in Zhoushan City, Zhejiang Province, which have resulted in increased orders from them.

7)
Zhoushan City Maoyuan Foodstuff Import and Export Co., Ltd. is a distributor of dried and frozen seafood products in Zhoushan City, Zhejiang Province, and has, to the best of our knowledge, a distribution network of about 51 retailers and a sales workforce of about 18 people. It has been our customer since 2003. Our sales to Zhoushan City Maoyuan Foodstuff Import and Export Co., Ltd. increased due to the expansion of their distribution network in Zhoushan City, Zhejiang Province, which have resulted in increased orders from them.

8)
Zhouriyu Seafood Products Trading Proprietor is a distributor of dried and frozen seafood products in Wenzhou City, Zhejiang Province, and has, to the best of our knowledge, a distribution network of about 132 retailers and a sales workforce of about 57 people. It has been our customer since 1997. Our sales to Zhouriyu Seafood Products Trading Proprietor increased due to the expansion of their distribution network in Wenzhou City, Zhejiang Province, which have resulted in increased orders from them.

9)
Shishi City Junxu Seafood Products Trading Proprietor is a trader of fresh seafood in Quanzhou City, Fujian Province. It sources and purchases supplies for Taiwanese fishery companies in the seafood business, and has been our customer since 2002.

10)
Shihuazhou Marine Products Wholesale Proprietor is a trader of fresh seafood in Quanzhou City, Fujian Province. It sources and purchases supplies for Taiwanese fishery companies in the seafood business, and has been our customer since 2002.

11)
Qingdao Xinqinghua Seafood Products Company is a trader of fresh seafood in Qingdao City, Shandong Province. It sources and purchases supplies for Korean fishery companies and has been our customer since 1996.

None of our directors, executive officers and controlling shareholders is related to or has any interest in any of our major customers listed above. To the best of our knowledge, save as disclosed above, none of our major customers is related to or has any interest in one another, and none of our major customers is related to or has any interest in the suppliers stated in the section “Major Suppliers” on Page 22. We are not dependent on any one of our major customers as we are able to sell our fresh fish and seafood range, as well as our processed dried seafood products to other customers.

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

As at December 31, 2008, we are in the process of application for our three new products being launched during the year for their respective registered packaging designs.

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

Hygiene Certificates

We view hygiene control as a critical aspect of food production operations and place great emphasis on the hygienic preparation of our processed seafood products to ensure they are safe for consumption. We have received the following hygiene certificates in relation to our operations:

Subsidiary	Name of Certificate	Description of License/Permit	Issuing Authority	Period of Validity

Mingxiang	Hygiene License	Permit to process seafood products	Shishi City Hygiene Bureau	May 18, 2008 to May 17, 2012

Rixiang	Hygiene License	Permit to process seafood and agricultural products, research and processing biochemical products.	Shishi City Hygience Bureau	May 18, 2008 to May 17, 2012

Rixiang	Certificate of Hygiene Registration
Registration of conformity with hygiene standards for the export of the following food products: frozen processed seafood products (excluding double-shelled categories and dried processed seafood products)
			National Accreditation Supervision Committee	May 31, 2006 to May 31, 2009

Other Licenses and Permits

Our other licenses and permits are as follows:

Subsidiary	Name of Certificate	Description of License/Permit	Issuing Authority	Period of Validity

Mingxiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	November 10, 2005 to November 10, 2008 [Examination passed on February 12, 2009 and awaiting issuance of formal license]

Rixiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	April 16, 2007 to April 15, 2010
Rixiang	Customs Registration Certificate	Permit to file import-export documents with China Customs	China Customs	December 14, 2004 to July 14, 2009

Mingxiang	Certificate of Approval for Enterprises with Foreign Trade Rights in the People’s Republic of China	To import-export company’s products and technologies, raw materials, facilities, equipment	Fujian Foreign Trade Economic Cooperation Department	Valid from September 4, 2000; no expiration date

Rixiang	EU Export Registration	Approval for Rixiang to export marine products to EU	European Commission	Valid from October 6, 2006; no expiration date

Save as disclosed above, as at the date of this Form 10-K, our business or profitability is not materially dependent on any other licenses and permits.

RESEARCH AND DEVELOPMENT

We believe that constant innovation in developing new processes and products that are well-received by consumers is vital to our continued success. As at December 31, 2008, our research and development team comprises 9 personnel. The focus of our research and development is directed towards satisfying the preferences of consumers, with the following objectives:

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

Product Development

Through our research and development activities, we have developed products which have been well-received by consumers and improved our production processes. For the period under review, we have through our research and development introduced 21 new processed seafood products, including smoked eel, Sakura squid, and sliced squid. We believe that our constant product innovation has led to our increasing reputation as a producer of processed natural seafood products.

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

Our research and development expenses amounted to approximately $87,000, $33,000 and $98,000 for 2008, 2007 and 2006 respectively. Research and development expenses are presented as part of general and administrative expenses in the financial statements.

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

As a testimony to our commitment to quality products and processes, we have been awarded the following awards and certifications:

Subsidiary	Award/Certification	Awarding/Certification Body	Validity Period
Rixiang	Validation of conformity with HACCP standards(1) for the export of marine products to the US	CIQ	November 13, 2007 to November 13, 2008 [Renewal application accepted and awaiting issuance of formal certification]
Rixiang	EU(2) export registration for export of our marine products to the EU	European Commission	No validity period

Mingxiang	ISO9001:2000(3) quality management system certification	CNAB & CCIC Quality Certification Centre	December 5, 2006 to December 4, 2009

Mingxiang	ISO14001:2004(4) environmental management system certification in respect of the processing of fish and prawn-type marine food products and the relevant environmental management	CNAB & CCIC Conformity Assessment Services Co, Ltd.	November 27, 2008 to November 26, 2011

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

Please refer to the section “Awards and Certifications” on Page 15 for further details of awards and certifications which we have obtained in respect of our products. To attain and maintain these accreditations, we have set up a quality control program in accordance with ISO9001:2000 standards. We have a comprehensive document management system in respect of our quality control system manuals, program documents, records and related documentation, which encompasses issuance, amendment, filing, recovery and destruction of the documents. Our quality control measures are designed to ensure we meet the standards under Sanitation Standard Operating Procedures (“SSOP”), Good Manufacturing Practice (“GMP”) and HACCP quality assurance systems, production control and product quality specifications. SSOP is an action plan that details procedures to maintain sanitary conditions throughout a food processing facility. This includes procedures on food handling and sanitation practices such as proper thawing methods, prevention of contamination and certain aspects of employee and environmental hygiene. GMP includes regulations promulgated by the U.S. Food and Drug Administration under the authority of the Federal Food, Drug and Cosmetic Act, which requires manufacturers, processors and packagers of drugs, medical devices and food to take proactive steps to ensure that their products are safe, pure and effective.

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

ENVIRONMENTAL LAW COMPLIANCE

On December 15, 2005, we received a Certificate of Environment Management System, certifying that we have been assessed and are in compliance with the environment management standard ISO14001: 2004. The scope of certification is for the production and the relative environmental management activity of fish, shrimp and other marine food. The registration number of the certificate is 00108E20847ROM/3502. The certificate is renewed in 2008 which is valid until November 26, 2011.

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

EMPLOYEES

We set out below the total number of our employees and the various functions which they serve as at December 31, 2007, 2006 and 2005 respectively.

	As at December 31,
Functions	2008		2007		2006
Sales and Marketing	23	(3)	19		16
Finance and Administration	35	(3)	20		17
Fishing and Procurement (1)	4		102	(2)	135
Production, Research & Development, and Quality Control	549	(3)	493		492
TOTAL	611		634		660

Note:

1)
These figures include those fishermen who operated the fishing vessels that we chartered for our marine catch business in 2006 and 2007, who were paid by our Company. Starting from 2008, we no longer charter any fishing vessels but simply source those raw materials from suppliers per customers’ requests.

2)	The decrease in number of employees was mainly due to the reduction in number of chartered vessels from nine (9) in 2006 to six (6) as at December 31, 2007.

3)	The increase in number of employees was in line with the expansion on our production capacities and marketing efforts during the year.

Almost all of our employees are based in the PRC. Our PRC permanent employees are unionized. We have not experienced any strikes, labor disputes or work stoppages by our employees and believe our relationship with our employees is good.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately, 90.9%, 76.5% and 60.3% of our sales in the fiscal years ended December 31, 2008, 2007 and 2006 respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 77.9%, 74.3% and 64.9% of our total cost of sales of processed seafood products in the fiscal years ended December 31, 2008, 2007 and 2006 respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions.  Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on five major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 44.9%, 45.8% and 56.9% of our sales in the fiscal years ended December 31, 2008, 2007 and 2006 respectively. In the event these and other major customers do not continue to purchase from us or reduce their purchases from us or develop their own ability to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability will be affected. Please see the section “Major Customers” on Page 23 for more details.

We are dependent on five major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood products, we rely on our major suppliers for a significant portion of the supply of fresh seafood. Purchases from our top five suppliers of raw materials accounted for approximately 90.8%, 89.9% and 62.5% of our total purchases of raw materials in the fiscal years ended December 31, 2008, 2007 and 2006 respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected. Please see the section “Major Suppliers” on Page 22 for more details.

A significant portion of our business activities is transacted in cash and our internal controls in relation to cash management may not be able to address all the risks associated with the handling of cash and cash transactions.

Due to the nature of our business, our procurement of raw materials is fully transacted on a cash basis and a significant portion of our sales are transacted in cash. Our cash payment for the procurement of raw materials accounted for the whole of our total cost of sales for each of the fiscal years ended December 31, 2006 and 2005. Starting from 2007, we have requested our major suppliers to open bank accounts and thus we could settle the purchases through bank instructions. Sales transacted in cash accounted for 2.0%, 1.6% and 42.9% of our total sales for the fiscal years ended December 31, 2008, 2007 and 2006 respectively.

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

The seafood processing industry is highly competitive. The growth potential of the seafood processing industry is dependant on population growth and consumer preferences. therefore believe that our profitability and continued growth is dependant on our ability to expand our customer base in existing and new markets by introducing new products that are fast growing and profitable in the populations that we serve, as well as our ability to develop commercially viable products through our product development efforts. If we do not succeed in these efforts, the growth of our sales may slow down and adversely affect our profitability.  Please refer to the section “Research and Development” on Page 27 for further details of our research and development efforts.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2007; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2009. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our marine catch and processed seafood products as a percentage of our total sales for the period under review were as follows:

	Year ended December 31,
Products	2008	2007	2006
	(%)	(%)	(%)

Processed seafood products	90.9	76.5	60.3

Marine catch	9.1	23.5	39.7

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing less than 5% of our total sales. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

The continued success of our business is also dependent on our key management and operational personnel. We rely on their experience in the processed seafood and marine catch industry, product development, sales and marketing and on their relationships with our customers and suppliers.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of December 31, 2008, our distribution network is comprised of 18 distributors located in six provinces. These distributors sub-distribute our dried processed seafood products to over 1,400 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

In May 2008, there was an 8.0 magnitude scale earthquake occurred at Sichuan Province of China. It was also known the Wenchuan earthquake, which by any name killed at least 69,000 people, and over 374,000 injured, with 18,000 listed as missing. The earthquake left about 4.8 million people homeless, thought the number could be as high as 11 million. It was the deadliest earthquake to hit China since the 1976 Tangshan earthquake.

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

Our trade receivables turnover days were approximately 34, 27 and 33 days in 2008, 2007 and 2006 respectively. Our allowances for doubtful trade receivables as at December 31, 2008, 2007, and 2006 were approximately $24,000, $21,000 and $6,000 respectively, and at about 0.5% of our gross trade receivables.

As a result of this credit risk exposure of our customers defaulting on their payments to us, we may have to make larger allowances for doubtful trade receivables or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

We may be subject to foreign exchange risk and may incur losses arising from exchange differences upon settlement.

We sell our dried processed seafood products, frozen processed seafood products and marine catch mainly to local customers. Direct exports as a percentage of our sales ranged between 0.5% to 4.9% during the period under review. Our sales are denominated in RMB and US$, while our purchases are denominated in RMB.

For the period under review, the percentages of our sales denominated in RMB and US$ were as follows:

	Year ended December 31,
	2008	2007	2006
	(%)	(%)	(%)

RMB	95.1	99.5	99.1

US$	4.9	0.5	0.9

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at December 31, 2008, the closing exchange rate was approximately US$1.00 to 6.8542. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

We currently do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains and losses over the past three fiscal years ended December 31, 2008, 2007 and 2006 respectively, have been relatively low. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise.

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

The United States has been in a recession since December, 2007. Business activity across a wide range of industries and regions is greatly reduced, and many businesses and local governments are experiencing serious difficulty in remaining profitable due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.

As a result of this economic downturn, many lending institutions, including us, have experienced declines in the performance of their loans, including commercial loans, commercial real estate loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. There is also the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.
Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2008 and 2007, approximately 95.1% and 99.5% of our sales respectively was denominated in RMB. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

Our subsidiaries, operations and significant assets are located outside the U.S. Shareholders may not be accorded the same rights and protection that would be accorded under the Securities Act. In addition, it could be difficult to enforce a U.S. judgment against our Directors and officers.

Our subsidiaries, operations and assets are mostly located in the PRC. Our subsidiaries are therefore subject to the relevant laws in the PRC. U.S. law may provide shareholders with certain rights and protection which may not have corresponding or similar provisions under the laws of the PRC. As such, investors in our common stock may or may not be accorded the same level of shareholder rights and protection that would be accorded under the Securities Act. In addition, all our current executive directors are non-residents of the U.S. and the assets of these persons are mainly located outside the U.S. As such, there may be difficulty for our shareholders to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against any of these persons.

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

The avian influenza virus is a virus found chiefly in birds, but infections with these viruses can occur in humans. In January of 2004, the first case of the avian influenza was reported in Guangxi, Hunan and Hubei provinces. Later reports also came from Anhui, Liaoning, Shanghai and Guangdong provinces. Since 2003, there have been 37 recorded cases of the avian influenza in the PRC.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

●      Level of government involvement in the economy;

●      Control of foreign exchange;

●      Methods of allocating resources;

●      Balance of payments position;

●      International trade restrictions; and

●      International conflict.

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

Mr. Liu currently owns approximately 51.3% of our authorized share capital. As a result, he will be able to exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions.  His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

One of our competitive strengths is our established brand name and track record. We have been involved in the production of processes seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award, and our products have received several other awards such as the “Green Food” award. Please see “Competition” on Page 19. We have also established a track record in the processed seafood industry which instills confidence in our products and attracts new customers from South Korea, Japan, Taiwan, Russia and Ukraine, as well as potential customers from the European Union. Negative publicity involving us, any of our directors or executive officers may adversely affect our stock market price whether or not such negative publicity is justified.

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

Certain provisions of our Amended Articles of Incorporation may make it more difficult for a third party to effect a change in control.

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

ITEM 1B.         Unresolved Staff Comments

Not applicable.

ITEM 2.            Properties

LAND USE RIGHTS

As at December 31, 2008, we owned the following land-use rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Certificate Reference No.	Location	Use	Date of Expiration of Tenure	Land Area (square meters)	Encumbrance
ShiXiangGuoYong	Plot 0005 (2006),	Industrial	December 31, 2052	3,374.05	Nil
(2006) No. 0005	Dabao Industrial
	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province
SiXiangGuoYong	Plot 0006 (2001),	Industrial	March 11, 2052	3,638.25	Nil
(2001) No. 0006	Dabao Industrial
	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province
ShiXiangGuoYong	Plot 0007, Dabao	Industrial	December 31, 2052	3,960.32	Nil
(2001) No. 0007	Industrial Zone,
	Xiangzhi Town,
	Shishi City, Fujian
	Province
ShiXiangGuoYong	Plot 0009, Dabao	Industrial	December 2, 2052	6,723.08	Nil.
(2002) No. 0009	Industrial Zone,
	Xiangzhi Town,
	Shishi City, Fujian
	Province

BUILDINGS

As at December 31, 2008, we owned the following building ownership rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Reference No.	Location	Use	Date of Expiry of Tenure	Land/Floor Area (square meters)	Encumbrance
ShiXiang (2001)	Block A at Plot 0006	Production and	June 5, 2051	705.60/1,489.60	Nil
No.0016	(2001), Dabao Industrial	packaging
	Zone, Xiangzhi Town,	facilities
Shishi City, Fujian
Province
ShiXiang (2001)	Block B at Plot 0006	Boiler facilities	June 5, 2051	145.38/145.38	Nil
No. 0017	(2001), Dabao Industrial
Zone, Xiangzhi Town,
Shishi City, Fujian
Province
ShiXiang (2001)	Block C at Plot 0006	Production and	June 5, 2051	934.46/1,991.29	Nil
No. 0018	(2001), Dabao Industrial	cutting/slicing
	Zone, Xiangzhi Town,	facilities
Shishi City, Fujian
Province
ShiXiang (2001)	Cold storage facility at	Cold Storage	June 5, 2051	1,224.84/1,289.29	Nil
No. 0019	Plot 007(2001), Dabao
Industrial Zone,
Xiangzhi Town, Shishi
City, Fujian Province
ShiXiang (2001)	Block A at Plot 0009	Staff dormitory	June 5, 2051	1,561.17/3,347.54	Nil
no. 0020 (1)	(2002), Dabao Industrial
Zone, Xiangzhi Town,
Shishi City, Fujian
Province
ShiFangQuan	Block B at Plot 0009	Office	September 28,	942.19/3,268.41	Nil
ZhengXiangZhi	(2002), Dabao Industrial		2052
No. 00018(1)	Zone, Xiangzhi Town,
Shishi City, Fujian
Province
ShiFangQuan	Block A at Plot 0005	Factory Space	December 31,	620.00/620.00	Nil
Zheng	(2006), Dabao Industrial		2052
XiangZhi	Zone, Xiangzhi Town,
No. 00567	Shishi City, Fujian
Province
ShiFangQuan	Block B at Plot 0005	Factory Use	December 31,	670.56/670.56	Nil
Zheng	(2006), Dabao Industrial		2052
XiangZhi	Zone, Xiangzhi Town,
No. 00568	Shishi City, Fujian
Province

Note:

1)	Mingxiang owned the building ownership rights to these two properties. Jixiang owned the building ownership rights to the other properties.
2)
As at December 31, 2008, we are in the process of application for building ownership rights for the new production facilities and staff dormitory with floor areas at about 3,000 and 2,850 square meters respectively.

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

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders from January 1, 2008 to December 31, 2008.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the last two fiscal years.
	High	Low
Fiscal 2008
First Quarter	$6.00	$3.55
Second Quarter	$6.00	$3.15
Third Quarter	$3.35	$2.00
Fourth Quarter	$2.21	$1.45

Fiscal 2007
First Quarter	$0.75	$0.75
Second Quarter	$0.75	$0.80
Third Quarter	$15.00	$0.80
Fourth Quarter	$4.78	$2.55

The above quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

As of March 18, 2009, there were 61 holders of record of our common stock.

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

ITEM 6.            Selected Financial Data

The following tables summarize the consolidated financial data of China Marine for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere herein. The selected consolidated statements of operations data for the financial years ended December 31, 2008; and the selected consolidated balance sheet data as of December 31, 2008 are derived from our consolidated financial statements, which are included elsewhere herein, and have been audited by ZPCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited), an independent registered public accounting firm, as indicated in their report. Whereas the selected consolidated statements of operations data for the financial years ended December 31, 2007 and 2006; and the selected consolidated balance sheet data as of December 31, 2007 are derived from our consolidated financial statements, which are included elsewhere herein, and have been audited by Cordovano and Honeck LLP, an independent registered public accounting firm, as indicated in their report.

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Revenue	$48,799	$36,425	$27,442
Cost of sales	(33,607)	(25,649)	(19,730)
Gross profit	15,192	10,776	7,712
Depreciation and amortization	(58)	(37)	(32)
Sales and marketing expenses	(608)	(149)	(94)
General and administrative expenses	(2,068)	(598)	(388)
Other income	647	223	110
Interest expense	(319)	(333)	(272)
Income before income tax	12,786	9,882	7,036
Income tax expense	(1,663)	(1,221)	-
Net income attributable to the Shareholders of the Company	$11,123	$8,661	$7,036

Earnings per Share — basic (US$) (1)	$0.48	$0.38	$0.45

Earnings per Share — diluted (US$) (2)	$0.48	$0.34	$0.45

Weighted average shares outstanding - basic (1)	23,011	22,972	15,624

Weighted average shares outstanding - diluted (2)	23,011	25,142	15,624

Note:
(1)	Basic earnings per share is computed using the weighted average number of the ordinary shares outstanding during the year.
(2)
Diluted earnings per share is computed using the weighted average number of the ordinary shares and ordinary share equivalents outstanding during the year plus the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

	As at December 31,
	2008	2007
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$31,640	$24,477
Total current assets	43,466	30,013
Total assets	51,646	34,130
Short-term borrowings	4,289	772
Total current liabilities	6,626	2,602
Total stockholders’ equity	45,020	31,528

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

Starting from 2008, we do not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we simply buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in the Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Sales of our processed seafood products accounted for approximately 90.9%, 76.5% and 60.3% of our total sales in year 2008, 2007 and 2006 respectively. Sales of our marine catch accounted for approximately 9.1%, 23.5% and 39.7% of our total sales in year 2008, 2007 and 2006 respectively. Having recognized that the processed seafood segment has significant growth potential and better profit margin comparing to the trading of marine catch, we will continue to focus our resources on the processed seafood segment going forward.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 77.9%, 74.3% and 64.9% of our total cost of sales of processed seafood products in year 2008, 2007 and 2006 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

As at December 31, 2008, we employed 611 employees.

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

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products and marine catch, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the years ended December 31, 2008, 2007 and 2006 are set out below:

Breakdown of our past performance by principal products and geographical regions
Sales by product

	Year ended December 31,
	2008		2007		2006
	US$’000%		US$’000%		US$’000%

Processed seafood products	44,370	90.9	27,863	76.5	16,551	60.3
Marine catch	4,429	9.1	8,562	23.5	10,891	39.7
Total	48,799	100.0	36,425	100.0	27,442	100.0

Sales by geographical region

	Year ended December 31,
	2008		2007		2006
	US$’000%		US$’000%		US$’000%

PRC
Shandong	4,306	8.8	5,047	13.9	6,613	24.1
Zhejiang	22,342	45.8	14,131	38.8	9,129	33.3
Fujian	14,600	29.9	16,041	44.0	11,025	40.2
Guangdong/ Shenzhen	1,805	3.7	-	-	-	-
Jiangsu/ Shanghai	1,699	3.5	-	-	-	-
Others	1,650	3.4	1,011	2.8	425	1.5
Total PRC (1)	46,402	95.1	36,230	99.5	27,192	99.1
Asia (2)	2,397	4.9	97	0.2	99	0.4
Others (3)	-	-	98	0.3	151	0.5
Total	48,799	100.0	36,425	100.0	27,442	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan, Japan and South Korea. Such sales amounted to $2.3 million, $6.1 million and $8.5 million in year 2008, 2007 and 2006 respectively.

(2)           Sales to Asia mainly relate to exports to Japan, Philippines and Papua New Guinea.
(3)	Export sales to other countries include sales to Russia and Ukraine.

Year 2008 compared to Year 2007, and
Year 2007 compared to Year 2006

Sales

Our revenue increased by approximately $12.4 million or 34.0% from $36.4 million in 2007 to $48.8 million in 2008. The increase in revenue was due to the continued growth in sales of our processed seafood products, which was partially offset by the decrease in sales of our marine catch segment. Sales of our processed seafood products increased by $16.5 million or 59.2%, whereas sales of our marine catch segment dropped by $4.1 million or 48.3%.

Comparing results in 2006 and 2007, our revenue increased by approximately $9.0 million or 32.7% from $27.4 million in 2006 to $36.4 million 2007. Sales of our processed seafood products increased by $11.3 million or 68.3%, whereas sales of our marine catch segment dropped by $2.3 million or 21.4%.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, particularly in Fujian and Zhejiang provinces. The higher sales in the processed seafood products segment were due to the continued sales and marketing effort in these two provinces. We also penetrated into two new neighborhood markets, Jiangsu and Guangdong provinces, in the second quarter of 2008. Accordingly, the number of sales staff has further increased from 19 in 2007 to 23 as at December 31, 2008.

In 2006 and 2007, we worked with local fishermen and chartered a number of fishing vessels to harvest marine catch from the East China Sea and the Taiwan Strait. All the harvest from our marine catch was sold to customers on a direct basis. We did not use any of our own marine catch for the production of our processed seafood products.

Starting from 2008, we do not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we simply buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Fujian, Shandong and Liaoning provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Having recognized that the processed seafood segment has significant growth potential, we will continue to focus our resources on the processed seafood segment going forward. We believe the growth of sales driven by the processed seafood segment will continue to outweigh the decrease in sales of marine catch.

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch. The breakdown is as follows:

	Year ended December 31,
US$ ’000	2008	2007	2006
Processed seafood products	29,617	18,798	11,364
Marine catch	3,990	6,851	8,366
Total	33,607	25,649	19,730

Cost of sales – Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, direct labor and manufacturing overheads. The following table sets out details of our cost of sales:

	Year ended December 31,
	2008		2007		2006
	US$’000%		US$’000%		US$’000%

Raw materials	23,070	77.9	13,964	74.3	7,375	64.9
Packaging materials	2,982	10.1	1,339	7.1	1,063	9.3
Direct labor	1,526	5.1	1,507	8.0	1,312	11.6
Manufacturing overheads	2,039	6.9	1,988	10.6	1,614	14.2
Total	29,617	100.0	18,798	100.0	11,364	100.0

Raw materials

Raw materials comprise mainly seafood such as fish, prawns, squids, salt, sugar and other seasonings. We use seafood which are fished from the open sea and not bred through aquaculture. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market. We are located close to the Xiangzhi (Shishi) fishing port, which is one of the largest fishing ports in Fujian province, and one of the state-level fishing port centres.

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

Raw material costs accounted for approximately 77.9%, 74.3% and 64.9% of our cost of sales in year 2008, 2007 and 2006 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the years under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overheads are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 10.1%, 7.1% and 9.3% of our cost of sales in year 2008, 2007 and 2006 respectively.

The increase in packaging material costs for the years under review was mainly due to the increased production and sales of processed seafood products. We did experience a little bit price increase in packaging materials in 2008 due to inflation and use of individual packages for some of our new products but believe that it will not bring material impact on the overall gross profit margin because we will continue to enjoy economies of scale in material costs along with the increase in production volume.

Direct labor

Direct labor costs accounted for 5.1% to 11.6% of our cost of sales for the years under review. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount as at December 31, 2008 has decreased to 611 from 634 as at the end of 2007. The decrease was mainly due to a reduction in number of workers for the fishing vessels which were no longer chartered by us in 2008, which was partially offset by the increase in number of production headcount due to increased scale of production along the year.

Manufacturing overheads

Manufacturing overheads comprise depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods.

Cost of sales - Marine catch

	Year ended December 31,
	2008		2007		2006
	US$’000%		US$’000%		US$’000%

Raw materials	3,642	91.3	-	-	-	-
Rental / charter hires	-	-	930	13.6	1,085	13.0
Crew salaries and wages	-	-	437	6.4	378	4.5
Bunker fuel	-	-	3,484	50.8	4,532	54.2
Repair & maintenance	-	-	1,154	16.8	1,213	14.5
Other expenses	348	8.7	846	12.4	1,158	13.8
Total	3,990	100.0	6,851	100.0	8,366	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

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

Starting from 2008, we simply buy the marine catch from the suppliers and then sell to the customers on a direct basis.

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

Bunker fuel

Our main cost of operations was the cost of bunker fuel for the operation of the chartered vessels. The price of bunker fuel was dependent on world oil price which has been increased significantly during the years under review.

Repair and maintenance

Repair and maintenance costs relate to the repair of the vessels and the fishing nets used for our marine catch operations. The vessels require regular maintenance both during their voyages and when they are back to the port.

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the freshness of the marine catch. The fishes are sorted and packed in ice boxes and then sent directly to customers upon reaching the port.

Gross profit by product

	Year ended December 31,
	2008		2007		2006
	US$’000%		US$’000%		US$’000%

Processed seafood products	14,753	97.1	9,065	84.1	5,186	67.2
Marine catch	439	2.9	1,711	15.9	2,526	32.8
Total	15,192	100.0	10,776	100.0	7,712	100.0

Gross profit margin by profit

	Year ended December 31,
	2008	2007	2006
	%	%	%
Processed seafood products	33.2	32.5	31.3
Marine catch	9.9	20.0	23.2
Total	31.1	29.6	28.1

Gross profit

Gross profit grew by 41.0% or $4.4 million, from $10.8 million in 2007 to $15.2 million in 2008. Gross profit margin improved by 1.5 percentage point from 29.6% in 2007 to 31.1% in 2008. Gross profit margin for the processed seafood products operations was increased from 32.5% to 33.2%, whereas gross profit margin for the marine catch segment was reduced from 20.0% to 9.9% for the same years under review.

Gross profit grew by 39.7% or $3.1 million, from $7.7 million in 2006 to $10.8 million in 2007. Gross profit margin improved by 1.5 percentage point from 28.1% in 2006 to 29.6% in 2007.

The increase in gross profit margin for our processed seafood products during the years under review was mainly due to the increase in our selling prices and the cost savings in terms of material costs and overheads stemming from better utilization of our facilities as we enjoy economies of scale from higher production volume.

The decline in gross profit margin of our marine catch segment from 2006 to 2007 was mainly due to higher bunker fuel and operational costs for running the fishing vessels. Starting from 2008, we no longer charter any vessels and simply trade the marine catch to the distributors. As a result, the gross profit margin earned from this business segment was lower comparing to prior years.

Having recognized that the processed seafood segment has significant growth potential and better profit margin comparing to the trading of marine catch, we will continue to focus our resources on the processed seafood segment going forward. We believe the growth of gross margin earned from the processed seafood segment will continue to outweigh the decrease in gross margin earned from sales of marine catch.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, costs in participating in exhibitions, freight charges, advertisement and product and hygiene inspection costs by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC, Health and Food Safety Authority, Quality and Technical Supervision Board.

Our sales and marketing expenses accounted for approximately 1.2%, 0.4% and 0.3% of our total revenue in year 2008, 2007 and 2006 respectively. The increase in the sales and marketing expenses in 2008 was mainly due to the hiring of an investor relations firm and the increase of advertising and exhibition costs in 2008 so as to strengthen our brand position in both existing and new markets. Accordingly, the number of sales staff has further increased from 19 in 2007 to 23 in 2008.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 4.2%, 1.6% and 1.4% of our total revenue in year 2008, 2007 and 2006 respectively. The increase in the general and administrative expenses from 2007 to 2008 was mainly attributable by the higher payroll costs at about $517,000 as a result of hiring some experienced professional staff so as to cope with the expanding operations and distributing the bonuses to the executive directors, the higher traveling and entertainment expenses at about $122,000 mainly attributable to more overseas traveling like attending road shows, some losses on disposal or replacement of fixed assets at about $147,000 to enhance the overall production capacity, the higher R&D costs at about $87,000 for development of new products and the higher legal and professional fees at about $192,000 after we went public in the last quarter of 2007.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rental on the 33 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on one year lease term. The government subsidies relate to grants by the government for accreditations like the National Spark Program funding and the EU export certification undertaken by us. Interest income is earned from higher cash balances with banks as a result of strong operational cash inflow and net proceeds from the private placement taken place in November 2007, which also contributed the most to the increase in other income from 2007 to 2008.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.7%, 0.9% and 1.0% of our total revenue in year 2008, 2007 and 2006 respectively. Interest expense in 2008 decreased slightly when comparing to prior year which was in line with the decline in bank borrowing rates in the last quarter of 2008.

Income before income tax

Our income before income tax increased by $2.9 million or 29.4%, from $9.9 million in 2007 to $12.8 million in 2008. The increase was mainly due to the increase in sales of 34.0% and improved gross profit margin by 1.5 percentage point as a whole, which was partially offset by the increase in the selling and distribution expenses and the general and administrative expenses, as a result of the factors described above.

Comparing 2006 and 2007 results, our income before income tax increased by $2.8 million or 40.4%, from $7.0 million in 2006 to $9.9 million in 2007 due to similar reasons as explained per above.

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

The lower effective tax rates for the financial years under review were mainly due to tax exemption granted under the tax incentives. However, such tax incentives may be withdrawn in the future without prior notice.

REVIEW OF FINANCIAL POSITION

Current assets

As at December 31, 2007, our current assets amounted to $30.0 million, representing 87.9% of our total assets of $34.1 million. It comprised cash and cash equivalents of $24.5 million, accounts receivable of $4.2 million, inventories of $1.2 million and other receivables and prepayments of $0.1 million.

As at December 31, 2008, our current assets increased to $43.4 million, representing 84.2% of our total assets of $51.6 million. It comprised cash and cash equivalents of $31.6 million, accounts receivable of $4.8 million, inventories of $6.7 million and other receivables and prepayments of $0.3 million.

Increase in cash and cash equivalents was mainly due to strong operational cash inflow and net proceeds from the private placement taken place in November 2007, which was partially offset by the increase in inventories and the addition of fixed assets and construction in progress in 2008.

Accounts receivable were mainly represented by amounts due from distributors and wholesalers. Our Company usually extended unsecured credit period to long established customers up to 3 months. Since our practice is to perform constant credit checks and pursue the past due accounts proactively, there was no material uncollectible debts identified in the past.

Inventories were mainly related to raw materials comprising mainly frozen prawns, frozen fish and squids which would be either traded in the market or used for the production and processing of dried and frozen products. In particular, a significant portion of them accounted for $4.3 million as at December 31, 2008 would be sold in the market when price goes up in the future due to limited supplies. Our inventories also included some finished goods, work-in-progress and packaging materials.

Non-current assets

As at December 31, 2008, our non-current assets amounted to $8.2 million and accounted for approximately 15.8% of our total assets. Our non-current assets comprised mainly property, plant and equipment, land use rights and construction in progress. In 2008, we increased our production capacity by 50% in the fourth quarter of the year and therefore fixed assets and construction in progress have been increased accordingly.

As at December 31, 2008, our property, plant and equipment amounting to $5.9 million were made up mainly of buildings amounting to $3.7 million and plant and machinery amounting to $1.7 million. Buildings related to our production plant, cold room, office buildings and workers’ dormitories. Plant and machinery related mainly to our production lines, freezing machines, roasting and drying machines. The remaining $0.5 million related to office equipment and motor vehicles. Whereas construction in progress amounting to $1.6 million related to our new processing plant and staff quarter under construction at the year end.

Current liabilities

As at December 31, 2007, our current liabilities of $2.6 million comprised short-term bank loans of $0.8 million, accounts payable of $0.4 million, amount due to a shareholder of $0.3 million, income tax payable of $0.3 million and other payables of $0.8 million.

Our current liabilities of $6.6 million as at December 31, 2008 comprised short-term bank loans of $4.3 million, accounts payable of $0.4 million, amount due to a shareholder of $0.2 million, income tax payable of $0.3 million and other payables of $1.4 million.

The short-term bank loans were used for our working capital requirements. The weighted average effective interest rate on the borrowing is about 7.85% per annum in 2008. We have negotiated with the bank for more favourable interest rate on loans and thus we have repaid part of the loans in December 2007 and then borrowed the same amount in January 2008 for the said arrangement.

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

Our stockholders’ equity of $45.0 million as at December 31, 2008 comprised additional paid-in capital of $16.8 million, statutory reserve of $4.9 million, accumulated other comprehensive income of $3.4 million and retained earnings of $19.9 million.

Statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Under the PRC law, appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. We appropriated about 15% of our after-tax net income to the reserve on a yearly basis.

We declared a final dividend of $4.6 million in 2007 and it was fully paid during the same year, whereas we did not distribute any dividend in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at December 31, 2008 amounted to approximately $31.6 million and our total indebtedness which comprises short-term bank loans was $4.3 million.

A summary of our cash flows for 2008, 2007 and 2006 is as follows:

	Year ended December 31,
US$’000	2008	2007	2006

Net cash provided by operating activities	6,000	6,701	9,375
Net cash (used in) investing activities	(4,179)	(21)	(1)
Net cash provided by/ (used in) financing activities	3,364	7,959	(3,024)
Foreign currency translation adjustment	1,978	656	210
Net change in cash and cash equivalents	7,163	15,295	6,560
Cash and cash equivalents at the beginning of the year	24,477	9,182	2,622
Cash and cash equivalents at the end of the year	31,640	24,477	9,182

Year 2008

Net cash provided by operating activities

Our net cash provided by operating activities in 2008 amounted to approximately $6.0 million, which was a decrease of $0.7 million when comparing to net cash provided by operating activities in 2007. The decrease was mainly attributable to the increase in the inventories of $5.5 million in 2008, partially offset by the higher net income earned in the same year and the significant increase of accounts receivable recorded in 2007.

We purchased much more raw materials in 2008 and a significant portion of them accounted for $5.3 million could be sold in the market when price goes up in the future due to limited supplies.

Net cash used in investing activities

In 2008, our net cash used in investing activities was approximately $4.2 million which was attributable to the addition of fixed assets and construction in progress at about $4.2 million in total, mainly for the development of new processing plant, the associated machineries and staff quarter. In this connection, our production capacity has been increased by 50% in the fourth quarter of 2008.

Net cash provided by financing activities

Our net cash provided by financing activities was approximately $3.4 million in 2008, which was a decrease of $4.6 million when comparing to net cash provided by financing activities in 2007. The decrease was mainly due to the increase in additional paid-in capital of $15.9 million which was raised from the transaction of reverse acquisition and private placement taken place in November 2007, and was partially offset by the dividend being paid of $4.6 million and net repayment of bank loans of $3.0 million in 2007.

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

Net cash provided by financing activities

In 2007, our cash provided by financing activities was approximately $8.0 million. This comprised mainly the increase in additional paid-in capital of $15.9 million which was raised from the transaction of reverse acquisition and private placement taken place in November 2007, net of offering costs of $4.0 million. This was offset by the dividend being paid of $4.6 million, repayment of bank loans of $3.0 million and decrease in amount due to a shareholder of $0.4 million.

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

Use of proceeds

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to meet up with our current operating expenditures.

Having that said, we do have the expansion plan in 2009 for the use of proceeds being raised from the private placement taken place on November 17, 2007. The construction of our new facilities which will bring in an additional of 100% production capacity are now underway. We expect that the new facilities will be up and running in the third quarter of 2009. The total anticipated capital expenditures for this new facility expansion, including all necessary equipment, are expected to be less than $5 million.

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

CAPITAL EXPENDITURE AND INVESTMENTS

A summary of our capital expenditure for the last three financial years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
US$’000	2008	2007	2006

Land use rights	-	-	-
Buildings	3,496	-	-
Plant and machinery	308	20	-
Office equipment	22	1	1
Motor vehicles	367	-	-
	4,193	21	1

In 2008, total capital expenditures of $4.2 million were attributable to the addition of fixed assets at about $2.6 million and the addition of construction in progress at about $1.6 million, mainly for the development of new processing plant, the associated machineries and staff quarter. In this connection, our production capacity has been increased by 50% in the fourth quarter of 2008.

In October 2008, we placed certain facilities into service and began depreciating the plant at that time when the assets are substantially complete and ready for their intended use. The Company reclassified approximately $1.9 million from construction in progress to property, plant and equipment accordingly. The construction is expected to be fully completed till 2009. The capacity will be doubled after the completion of the said new facilities in 2009.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Nice Enterprise leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the year ended December 31, 2008 was approximately $77,000. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $165,000 in total in the following three years.

Capital commitment

In 2008, Jixiang entered into a number of agreements with an independent third party in relation to the upgrade and construction of the new processing plant, inventory storage facility and staff quarter. The construction is expected to be fully completed till 2009. Total estimated construction costs are approximately $4.6 million. As of December 31, 2008, Jixiang has paid $3.5 million to the third party contractor and it was recorded either as fixed assets or construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $1.1 million as of December 31, 2008.

Guarantee

As of December 31, 2008, Mingxiang is contingently liable as guarantor with respect to a loan of approximately $729,000 of Shishi Yu Ching Knitting and Clothing Company (“Shishi Yu Ching”), an unrelated third party. The term of the guarantee is through January 11, 2008, with a renewal provision of 2 years, to January 10, 2010. At any time through that date, should Shishi Yu Ching fail to make its due debt payment, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is approximately $729,000. The related indebtedness was fully repaid in February 2009 and the guarantee was expired accordingly.

In accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2008, the Company has not recorded any liabilities for this agreement.

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

CRITICAL ACCOUNTING POLICIES & RECENT ACCOUNTING PRONOUNCEMENTS

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

The consolidated financial statements include the financial statements of China Marine and its subsidiaries.

All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results could differ from these estimates.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $31,640,307 and $24,476,647 as of December 31, 2008 and 2007, respectively.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

As of December 31, 2008 and 2007, the allowance for doubtful accounts was $24,218 and $21,022, respectively.

●	Inventories

Inventories consist of frozen products from marine catch, processed seafood products and materials used in the manufacture of the Company’s products. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include purchased cost of raw fishes, direct labor and manufacturing overhead costs. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of December 31, 2008 and 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment

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

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Construction in progress

Construction in progress is stated at cost, which includes the cost of construction, acquisition of plant and equipment and other direct costs attributable to the construction. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

●	Land use rights

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

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2008 and 2007.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from the processing, distribution and sale of processed seafood products and sale of marine catch. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2008 and 2007.

The Company has distributor arrangements with certain parties for sale of its processed seafood products. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. Accordingly, the Company records the revenue, net of VAT incurred when products are delivered to and received by the distributors.

Rental income from operating leases on real estate properties is recognized on a straight-line basis over the lease period.

●	Cost of revenue

Cost of revenue consists primarily of purchase cost of raw fishes, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of processed seafood products. Shipping and handling costs, associated with the distribution of seafood products to customers, are recorded in cost of revenue and are recognized when the related seafood product is shipped to the customer.

●	Government subsidy income

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

●	Advertising expenses

Advertising costs are expensed as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses for the years ended December 31, 2008 and 2007 were $151,177 and $22,856, respectively.

●	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $87,327 and $32,651 of such costs for the years ended December 31, 2008 and 2007, respectively.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation and comprehensive income as the related employee service is provided.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

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

The Company also adopted Financial Accounting Standards Board Interpretation (“FASB”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operation and comprehensive income.

The reporting currency of the Company is the United States dollars ("US$"). The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:
	2008	2007
Year-end rates RMB:US$1 exchange rate	6.8542	7.3141
Average yearly rates RMB:US$1 exchange rate	6.9623	7.5633

●	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2008 and 2007, the Company operates in two principal reportable segments: sale of processed seafood products and sale of marine catch.

●	Fair value of financial instruments

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, short-term borrowings, accounts payable, amount due to a stockholder, income tax payable, accrued liabilities and other payable.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Registration payment arrangements

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

●	Recently accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS“) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company does not have financial assets and liabilities that accounted for using fair value measures in 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company has not elected fair value measurement for any of its assets and liabilities in 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company believes that SFAS No. 141R will have no material impact on the financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 will have no material impact on the financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the Company's future financial position or results of operations.

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

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 does not have a material impact on the Company’s current financial position, results of operations or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 does not have a material impact on the Company’s current financial position, results of operations or cash flows.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Year ended December 31,
(%)	2008	2007	2006
Sales
RMB	95.1	99.5	99.1
US dollars	4.9	0.5	0.9
Total	100.0	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at December 31, 2008, the exchange rate was approximately US$1.00 to RMB6.8542. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our net foreign exchange gains or losses for the last three financial years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31,
	2008	2007	2006

Net foreign exchange (losses)/ gains (US$’000)	(19)	14	1
As a percentage of income before tax (%)	0.15	0.14	0.02

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed at the benchmark lending rate for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Interest rates for our short-term bank loans have been decreased quite significantly in the last quarter of 2008 from 7.47% to 6.66%. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $4.3 million would decrease net income before provision for income tax by approximately $43,000 per annum. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
China Marine Food Group Limited

We have audited the accompanying consolidated balance sheet of China Marine Food Group Limited and its subsidiaries (“the Company”) as of December 31, 2008 and the related consolidated statement of operation and comprehensive income, cash flows and changes in stockholders’ equity for the year ended December 31, 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of their operation and their cash flows for the year then ended and in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
March 20, 2009

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

Cordovano and Honeck LLP
Englewood, Colorado USA
March 20, 2008

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$31,640,307	$24,476,647
Accounts receivable, net	4,819,434	4,183,437
Inventories	6,679,488	1,187,335
Prepaid expenses and other current assets	326,977	165,528

Total current assets	43,466,206	30,012,947

Property, plant and equipment, net	5,944,515	3,510,837
Land use rights, net	630,150	605,823
Construction in progress	1,604,855	-

TOTAL ASSETS	$51,645,726	$34,129,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,289,341	$772,481
Accounts payable, trade	416,463	436,620
Amount due to a stockholder	170,091	262,388
Income tax payable	362,326	341,094
Accrued liabilities and other payable	1,387,427	788,852

Total current liabilities	6,625,648	2,601,435

Commitments and contingencies (see Note 18)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2008 and 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,026,301 and 22,972,301 shares issued and outstanding as of December 31, 2008 and 2007	23,026	22,972
Additional paid-in capital	16,752,945	16,579,443
Statutory reserve	4,883,700	3,110,266
Accumulated other comprehensive income	3,448,436	1,252,896
Retained earnings	19,911,971	10,562,595

Total stockholders’ equity	45,020,078	31,528,172

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,645,726	$34,129,607

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2008	2007

Revenue, net	$48,798,804	$36,425,327

Cost of revenue (inclusive of depreciation and amortization)	(33,606,972)	(25,649,518)

Gross profit	15,191,832	10,775,809

Operating expenses:
Depreciation and amortization	(58,310)	(37,013)
Sales and marketing	(608,259)	(148,840)
General and administrative	(2,067,802)	(597,767)

Total operating expenses	(2,734,371)	(783,620)

Income from operations	12,457,461	9,992,189

Other income (expenses):
Other income	-	13,533
Subsidy income	68,225	62,142
Rental income	73,941	68,066
Interest income	505,173	79,183
Interest expense	(319,229)	(332,816)

Income before income taxes	12,785,571	9,882,297

Income tax expense	(1,662,761)	(1,220,942)

NET INCOME	$11,122,810	$8,661,355

Other comprehensive income:
- Foreign currency translation gain	2,195,540	1,188,929

COMPREHENSIVE INCOME	$13,318,350	$9,850,284

Net income per share – basic	$0.48	$0.38
Net income per share – diluted	$0.48	$0.34

Weighted average shares outstanding – basic	23,010,842	22,972,301
Weighted average shares outstanding – diluted	23,010,842	25,142,105

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$11,122,810	$8,661,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,400	224,293
Loss on disposal of property, plant and equipment	156,681	-
Stock issued to an executive	77,136	-
Stock issued for service	96,420	-
Allowance for doubtful accounts	3,196	14,581
Changes in operating assets and liabilities:
Accounts receivable	(639,193)	(2,908,349)
Inventories	(5,492,153)	(51,249)
Prepaid expenses and other current assets	(161,449)	(130,644)
Accounts payable, trade	(20,157)	208,527
Income tax payable	21,232	341,094
Accrued liabilities and other payable	598,575	340,975

Net cash provided by operating activities	6,000,498	6,700,583

Cash flows from investing activities:
Purchase of property, plant and equipment	(634,069)	(21,079)
Proceeds from disposal of property, plant and equipment	13,906	-
Cash paid to construction in progress	(3,558,441)	-

Net cash used in investing activities	(4,178,604)	(21,079)

Cash flows from financing activities:
Repayment of amount due to a stockholder	(92,297)	(383,706)
Proceeds from short-term borrowings	8,844,844	772,481
Payment on short-term borrowings	(5,388,690)	(3,792,640)
Proceeds from private placement, net of offering expenses	-	15,925,000
Payment on dividends	-	(4,562,044)

Net cash provided by financing activities	3,363,857	7,959,091

Effect of exchange rate changes in cash and cash equivalents	1,977,909	655,813

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,163,660	15,294,408

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,476,647	9,182,239

CASH AND CASH EQUIVALENTS, END OF YEAR	$31,640,307	$24,476,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,641,529	$879,848
Cash paid for interest expenses	$319,229	$332,816

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Warrant shares granted for offering costs	$-	$1,941,014
See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Statutory	comprehensive	Retained	stockholder’s
	No of share	Par value	capital	reserve	income	earnings	equity

Balance as of December 31, 2006	15,624,034	$15,624	$661,791	$1,724,269	$63,967	$7,849,281	$10,314,932

Shares issued for reverse acquisition	1,148,826	1,149	(1,149)	-	-	-	-
Proceeds from private placement (net of offering expenses of $5,941,014 cash and warrants granted)	6,199,441	6,199	15,918,801	-	-	-	15,925,000
Net income for the year	-	-	-	-	-	8,661,355	8,661,355
Distribution of dividends	-	-	-	-	-	(4,562,044)	(4,562,044)
Appropriation to statutory reserve	-	-	-	1,385,997	-	(1,385,997)	-
Foreign currency translation adjustment	-	-	-	-	1,188,929	-	1,188,929

Balance as of December 31, 2007	22,972,301	$22,972	$16,579,443	$3,110,266	$$1,252,896	$10,562,595	$31,528,172

Stock issued to an executive	24,000	24	77,112	-	-	-	77,136
Stock issued for service	30,000	30	96,390	-	-	-	96,420
Net income for the year	-	-	-	-	-	11,122,810	11,122,810
Appropriation to statutory reserve	-	-	-	1,773,434	-	(1,773,434)	-
Foreign currency translation adjustment	-	-	-	-	2,195,540	-	2,195,540

Balance as of December 31, 2008	23,026,301	$23,026	$16,752,945	$4,883,700	$3,448,436	$19,911,971	$45,020,078

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Marine Food Group Limited (“China Marine” or “the Company”) was incorporated in the State of Nevada on October 1, 1999 in the former name of New Paradigm Productions, Inc. On November 16, 2007, the Company changed its current name to “China Marine Food Group Limited”.

China Marine, through its subsidiaries, mainly engages in the manufacture and distribution of seafood products, including dried and frozen seafood products, and trades with customers in domestic and overseas markets, with its principal place of business in Shishi City, Fujian Province, China.

Recapitalization and reorganization

On November 17, 2007, China Marine completed a stock exchange transaction with the stockholders of Nice Enterprise Trading H.K. Co., Limited (“Nice Enterprise”), whereby 15,624,034 shares of the Company’s common stock were issued to the stockholders of Nice Enterprise in exchange for 100% of their outstanding capital stock in Nice Enterprise. As a result of the stock exchange, the former stockholders of Nice Enterprise owned approximately 93.15% of the issued and outstanding shares of common stock of the Company.

Concurrently with the closing of the stock exchange on November 17, 2007, China Marine completed a private placement of securities to certain accredited investors who subscribed to units consisting of one share of common stock and one warrant to purchase one-fifth of one share of the common stock. The investors subscribed to an aggregate of 6,199,441 units, consisting of 6,199,441 shares of the Company’s common stock and warrants to purchase an aggregate of 1,239,888 shares of the common stock at $3.214 per unit. The units were offered and sold pursuant to exemptions from registration under the Securities Act of 1933, including without limitation, Regulation D and Regulation S promulgated under the Securities Act. The gross cash proceeds from the private placement totaled $19,925,000 less estimated offering expenses of $5,941,014 cash and warrant shares granted. Also in connection with this stock exchange and private placement transactions, China Marine granted 929,916 warrant shares to certain agents and consultants exercisable at $4.1782 per share for a term of 3 years.

On November 16, 2007, China Marine approved to change to its current name with a new stock symbol "CMFO”.

Upon completion of the stock exchange and private placement transactions, Nice Enterprise became a wholly-owned subsidiary of China Marine. The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of China Marine whereby Nice Enterprise is deemed to be the accounting acquirer (legal acquiree) and China Marine to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Nice Enterprise, with the assets and liabilities, and revenues and expenses, of China Marine being included effective from the date of stock exchange transaction. China Marine is deemed to be a continuation of the business of Nice Enterprise.

Business history of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Nice Enterprise Trading H.K. Co., Limited (“Nice Enterprise”)	Hong Kong, a limited liability company	Investment holding in Hong Kong	10,000 issued shares of HK$1 each	100%

Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”)	The PRC, a limited liability company	Trading and distribution of marine products in the PRC and overseas	$11,000,000	100%

Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”)	The PRC, a limited liability company	Property holding	RMB4,500,000	100%

Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”)	The PRC, a limited liability company	Property holding	RMB30,000,000	100%

China Marine and its subsidiaries are hereinafter referred to as “the Company”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

The consolidated financial statements include the financial statements of China Marine and its subsidiaries.

All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results could differ from these estimates.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $31,640,307 and $24,476,647 as of December 31, 2008 and 2007, respectively.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

As of December 31, 2008 and 2007, the allowance for doubtful accounts was $24,218 and $21,022, respectively.

●	Inventories

Inventories consist of frozen products from marine catch, processed seafood products and materials used in the manufacture of the Company’s products. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include purchased cost of raw fishes, direct labor and manufacturing overhead costs. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of December 31, 2008 and 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment

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

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Construction in progress

Construction in progress is stated at cost, which includes the cost of construction, acquisition of plant and equipment and other direct costs attributable to the construction. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

●	Land use rights

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

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2008 and 2007.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from the processing, distribution and sale of processed seafood products and sale of marine catch. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2008 and 2007.

The Company has distributor arrangements with certain parties for sale of its processed seafood products. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. Accordingly, the Company records the revenue, net of VAT incurred when products are delivered to and received by the distributors.

Rental income from operating leases on real estate properties is recognized on a straight-line basis over the lease period.

●	Cost of revenue

Cost of revenue consists primarily of purchase cost of raw fishes, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of processed seafood products. Shipping and handling costs, associated with the distribution of seafood products to customers, are recorded in cost of revenue and are recognized when the related seafood product is shipped to the customer.

●	Government subsidy income

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

●	Advertising expenses

Advertising costs are expensed as incurred in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-7, “Reporting for Advertising Costs”. Advertising expenses for the years ended December 31, 2008 and 2007 were $151,177 and $22,856, respectively.

●	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $87,327 and $32,651 of such costs for the years ended December 31, 2008 and 2007, respectively.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation and comprehensive income as the related employee service is provided.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

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

The Company also adopted Financial Accounting Standards Board Interpretation (“FASB”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operation and comprehensive income.

The reporting currency of the Company is the United States dollars ("US$"). The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2008	2007
Year-end rates RMB:US$1 exchange rate	6.8542	7.3141
Average yearly rates RMB:US$1 exchange rate	6.9623	7.5633

●	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2008 and 2007, the Company operates in two principal reportable segments: sale of processed seafood products and sale of marine catch.

●	Fair value of financial instruments

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, short-term borrowings, accounts payable, amount due to a stockholder, income tax payable, accrued liabilities and other payable.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Registration payment arrangements

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

●	Recently accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS“) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company does not have financial assets and liabilities that are accounted for using fair value measures in 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company has not elected fair value measurement for any of its assets and liabilities in 2008.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company believes that SFAS No. 141R will have no material impact on the financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 will have no material impact on the financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the Company's future financial position or results of operations.

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

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 does not have a material impact on the Company’s current financial position, results of operations or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 does not have a material impact on the Company’s current financial position, results of operations or cash flows.

3.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

Accounts receivable consisted of the following:

	As of December 31,
	2008	2007

Accounts receivable, at cost	$4,843,652	$4,204,459
Less: allowance for doubtful accounts	(24,218)	(21,022)

Accounts receivable, net	$4,819,434	$4,183,437

For the years ended December 31, 2008 and 2007, the Company provided the allowance for doubtful accounts of $3,196 and $14,581, respectively.

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2008	2007

Raw materials	$5,076,881	$863,675
Work-in-process	1,262,854	88,528
Finished goods	126,300	136,197
Packaging materials	213,453	98,935

Total	$6,679,488	$1,187,335

For the years ended December 31, 2008 and 2007, the Company recorded no allowance for slow-moving and obsolete inventories.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2008	2007

Buildings	$4,008,018	$2,160,070
Plant and machinery	3,162,665	2,787,017
Office equipments	43,994	20,721
Motor vehicles	561,279	178,941
	7,775,956	5,146,749
Less: accumulated depreciation	(1,831,441)	(1,635,912)

Property, plant and equipment, net	$5,944,515	$3,510,837

As of December 31, 2008 and 2007, certain property, plant and equipment with the net book value of $2,380,187 and $1,362,297, respectively, were pledged as securities in connection with the outstanding short-term borrowings, as described in more details in Note 8.

Depreciation expenses for the years ended December 31, 2008 and 2007 were $221,327 and $209,501 respectively, which included $168,847 and $177,854 in cost of revenue.

Certain property, plant and equipment with original costs of $749,260 and $643,673 have become fully depreciated as of December 31, 2008 and 2007, respectively.

6.	LAND USE RIGHTS

Land use rights consisted of the following:
	As of December 31,
	2008	2007

Land use rights, at cost	$803,938	$753,387
Less: accumulated amortization	(173,788)	(147,564)

Land use rights, net	$630,150	$605,823

As of December 31, 2008, certain land use rights with the net book value of $411,088 were pledged as securities in connection with the outstanding short-term borrowings, as described in Note 8.

Amortization expenses for the years ended December 31, 2008 and 2007 were $16,073 and $14,792 respectively, in which $10,243 and $9,426 were included in cost of revenue. Estimated aggregate future amortization expense for the succeeding 5 years and thereafter as of December 31, 2008 is as follows:

Years ending December 31,
2009	$16,073
2010	16,073
2011	16,073
2012	16,073
2013	16,073
Thereafter	549,785

Total	$630,150

7.	CONSTRUCTION IN PROGRESS

During 2008, the Company was constructing the new production facilities for business expansion, including the development and improvement of the processing plant, staff quarters and storage warehouses for seafood products manufacture. In October 2008, the Company placed certain facilities into service and began depreciating the plant at that time when the assets are substantially complete and ready for their intended use. The Company reclassified $1,953,586 from construction in progress to property, plant and equipment accordingly. The whole development is scheduled to be fully completed in 2009. As of December 31, 2008, the Company incurred and capitalized $1,604,855 as construction in progress.

8.	SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	As of December 31,
	2008	2007
Bank loans, payable to a financial institution in the PRC:

Equivalent to RMB5,260,000, due on August 20, 2008	$-	$719,159

Equivalent to RMB390,000, due on October 24, 2008	-	53,322

Equivalent to RMB5,400,000, due on February 2, 2009	787,839	-

Equivalent to RMB3,000,000, due on February 17, 2009	437,688	-

Equivalent to RMB5,000,000, due on February 19, 2009	729,479	-

Equivalent to RMB4,000,000, due on February 25, 2009	583,584	-

Equivalent to RMB5,000,000, due on February 21, 2009	729,479	-

Equivalent to RMB3,000,000, due on April 7, 2009	437,688	-

Equivalent to RMB4,000,000, due on May 18, 2009	583,584	-

Total borrowings	$4,289,341	$772,481

The Company’s wholly-owned subsidiary, Mingxiang obtained short-term bank loans in the aggregate amount of $4,289,341 and $772,481 as of December 31, 2008 and 2007 respectively with Agricultural Bank of China, a registered financial institution in the PRC. The weighted average effective interest rate per annum was 7.85% and 8.66% for 2008 and 2007 respectively, payable quarterly. All bank borrowings were guaranteed by the major shareholder and the director of the Company, Mr. Pengfei Liu (“Mr. Liu”) and his associate, Ms. Yazuo Qiu and secured by certain land use rights, property, plant and equipment with an aggregate net book value of $2,791,275 as of December 31, 2008 (2007: $1,362,297).

Among all these short-term borrowings, of which $787,839 (equivalent to RMB5,400,000) was guaranteed by an unrelated party, Shishi Yu Ching Knitting and Clothing Company (“Shishi Yu Ching”) and was fully repaid in February 2009 (see Note 18(c)).

9.	AMOUNT DUE TO A STOCKHOLDER

As of December 31, 2008 and 2007, the amounts of $170,091 and $262,388 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which was unsecured, interest free and repayable on demand.

10.	ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of the following:

	As of December 31,
	2008	2007

Value-added tax payable	$582,010	$230,196
Accrued payroll and benefits	547,956	345,319
Accrued construction cost	94,549	-
Accrued operating expenses	76,866	11,879
Accrued professional expenses	79,457	198,002
Other payable	6,589	3,456

	$1,387,427	$788,852

11.	STOCKHOLDERS’ EQUITY

(a)         Issuance of common stock

On February 20, 2008, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc (“HCI”) to provide consulting services for the Company. In connection with such service, the Company agreed to issue 30,000 shares of restricted common stock to HCI upon the effectiveness of a registration statement on Form S-1. The shares of common stock were valued at $96,420 or $3.214 per share.

On February 20, 2008, the Company granted 24,000 shares of restricted common stock to the Chief Financial Officer as stock award upon the successful listing of the Company on a US stock exchange under the Employment Agreement dated July 26, 2007. These shares were valued at $3.214 per share or a total value of $77,136.

(b)         Private placement offering

On November 17, 2007, the Company completed a private placement of securities to certain accredited investors who subscribed to units consisting of one share of common stock and one warrant to purchase one-fifth of one share of the Company’s common stock. The investors subscribed to an aggregate of 6,199,441 units, consisting of 6,199,441 shares of common stock and warrants of the Company to purchase an aggregate of 1,239,888 shares of the common stock at $3.214 per unit. The units were offered and sold pursuant to exemptions from registration under the Securities Act, including without limitation, Regulation D and Regulation S promulgated under the Securities Act. The gross cash proceeds from the private placement totaled $19,925,000 less estimated offering expense of $5,941,014, which includes the fair value of warrants granted to consultants and agents, as discussed below.

On November 17, 2007, in connection with the securities purchase agreement, the Company also entered into a registration rights agreement, under which it agreed to use its commercially reasonable efforts to cause the common stock issued and issuable upon exercise of the warrants issued to the investors, placement agent, and consultants, to be registered for resale on an appropriate form for registration to be filed with the SEC within 30 days following the closing. If the registration statement is not filed within such 30 day period or does not become effective within 180 days after closing, the Registrant is subject to a monthly penalty of 1% of the offering amount, up to a maximum of $1,000,000. Upon the effectiveness of the registration statement, the Registrant will also maintain the effectiveness of the registration statement for a specified period of time. The registration statement has declared effective on December 14, 2007, therefore no penalty was accrued.

Additionally, the Company’s principal stockholder and director, Mr. Liu, entered into a Lock-Up Agreement with the investors whereby Mr. Liu agreed that he will not (i) sell, offer to sell, contract or agree to sell, hypothecate, hedge, pledge grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any shares or warrants or other rights to purchase the shares or other shares of common stock, or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the common stock, or warrants or other rights to purchase shares of common stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, during the period beginning on November 17, 2007 through and including the date which is 6 months after the closing of the effective registration statement.

Pursuant to a Make Good Agreement signed between Mr. Liu and the investors on November 17, 2007, Mr. Liu agreed to transfer an aggregate 6,199,441 shares of the Company’s common stock into an escrow account, which he beneficially owned and is subject to the automatic release upon the attainment of certain performance-based goals. If the Company does not generate net income of $10.549 million for the fiscal year ending December 31, 2008 and $14.268 million for the fiscal year ending December 31, 2009, the shares held in escrow will be transferred to the private placement investors, on a pro rata basis in accordance with the following formula: If the 2008 net income threshold is not achieved then an amount of shares equal to (($10.549 million - 2008 adjusted net income)/$10.549 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. If the 2009 net income threshold is not achieved then an amount of shares equal to (($14.268 million - 2009 adjusted net income)/$14.268 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. In the event that the net income for 2008 and 2009 meet the minimum net income thresholds for those respective years, then no transfer of the escrowed shares shall be made to the private placement investors and the shares will then be returned to Mr. Liu. Management has determined that the thresholds for the year ended December 31, 2008 have been met.

(c)         Warrants granted, accounted for under the fair value method

In connection with the private placement offering, the Company granted to consultants and agents warrants to purchase an aggregate of 929,916 shares of the Company’s common stock at an exercise price of $4.1782 per share or on a cashless exercise basis. The warrants vested immediately and will expire on November 16, 2010. The market price of the stock was $4.1782 per share on the grant date. The Company valued the warrants at $2.0873 per share, or $1,941,014, in accordance with SFAS No. 123R, which was recorded as offering expense in additional paid-in capital in the accompanying consolidated financial statements for the year ended December 31, 2007.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	3.49%
Dividend yield	0.00%
Expected life of warrants granted (years)	0.87
Expected volatility of warrants granted	13.00%

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2008 and 2007:

	Number of warrants	Weighted average exercise price	Remaining contractual term (year)	Aggregate intrinsic value
Outstanding and exercisable as of December 31, 2007	2,169,804	$4.1782	2.87	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable as of December 31, 2008	2,169,804	$4.1782	1.87	$-

(e)         Distribution of dividends

For the year ended December 31, 2007, a subsidiary, Rixiang declared an interim dividend of $4,562,044 (equivalent to RMB35,000,000) to Mr. Liu, a principal stockholder and was fully paid in 2007. The Company did not declare any dividends for the year ended December 31, 2008.

As of December 31, 2008, the number of authorized shares and outstanding shares of the Company’s common stock was 100,000,000 shares and 23,026,301 shares, respectively.

12.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction taken place on November 17, 2007, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2008 and 2007:
	Years ended December 31,
	2008	2007
Basis and diluted net income per share calculation

Numerator:
- Net income in computing basic and diluted net income per share	$11,122,810	$8,661,355

Denominator:
- Weighted average ordinary shares outstanding	23,010,842	22,972,301
- Warrant shares outstanding	-	2,169,804
Shares used in computing basic and diluted net income per share	23,010,842	25,142,105

Basic net income per share	$0.48	$0.38
Diluted net income per share	$0.48	$0.34

For the year ended December 31, 2008, warrants exercisable to 2,169,804 shares of common stock were excluded from the diluted earnings per share calculation as the exercise price of the warrants was higher than the average market price of the stock during the period, thereby making the warrants anti-dilutive under the treasury method.

13.	INCOME TAXES

For the years ended December 31, 2008 and 2007, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2008	2007
Tax jurisdiction from:
– Local	$(6,703)	$-
– Foreign	12,792,274	9,882,297

Income before income taxes	$12,785,571	$9,882,297

The provision for income taxes consisted of the following:
	Years ended December 31,
	2008	2007
Current:
– Local	$-	$-
– Foreign	1,662,761	1,220,942

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$1,662,761	$1,220,942

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

China Marine is registered in the State of Nevada and is subjected to United States of America tax law.

As of December 31, 2008, China Marine incurred $6,703 of net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $2,312 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Nice Enterprise is subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 17.5% on its assessable income for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, Nice Enterprise incurred an operating loss of $227,735 for income tax purposes.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the years ended December 31, 2008 and 2007. Rixiang, Jixiang and Mingxiang are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Jixiang and Mingxiang were expired in prior years and Rixiang continues to enjoy the Tax Holiday expiring through fiscal year 2009.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Hence, Rixiang will continue to enjoy to the unexpired Tax Holiday of 50%-reduction on the unified income tax through 2010, subject to a transitional policy under the Corporate Income Tax Law. Jixiang and Mingxiang are subject to the unified income rate of 25% on the taxable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for PRC operation for the years ended December 31, 2008 and 2007 is as follows:

	Years ended December 31,
	2008	2007

Income before income taxes	$13,019,994	$9,874,823
Statutory income tax rate	25%	24%
Income taxes at statutory rate	3,254,998	2,369,958

Tax effect on net operating loss from Jixiang and Mingxiang	70,524	78,384
Effect from Tax Holiday	(1,662,761)	(1,227,400)

Income taxes at effective rate	$1,662,761	$1,220,942

As of December 31, 2008, the PRC operation incurred $1,522,793 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $380,698 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards from
– Local	$2,312	$-
– Hong Kong	44,221	8,377
– PRC	380,698	297,768
	427,231	306,145
Less: valuation allowance	(427,231)	(306,145)

Deferred tax assets	$-	$-

Management believes that it is more likely than not that the net deferred assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets of $427,231 and $306,145 as of December 31, 2008 and 2007, respectively. During 2008, the valuation allowance increased by $121,086, primarily relating to net operating loss carryforwards.

14.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC, Rixiang, Jixiang and Mingxiang are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $364,184 and $260,138 for the years ended December 31, 2008 and 2007, respectively.

15.	STATUTORY RESERVE

Under the PRC Law, the Company’s subsidiaries in the PRC, Rixiang, Jixiang and Mingxiang are required to make appropriation at the end of each fiscal year to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2008, and 2007, Rixiang contributed $1,773,434 and $1,385,997 to statutory reserve, respectively. Both Jixiang and Mingxiang made no appropriation to the statutory reserve since they did not generate after-tax net income during these periods.

16.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)         Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has two operating and reporting segments for the years ended December 31, 2008 and 2007 which are sale of processed seafood products and sale of marine catch.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2008 and 2007.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2008 and 2007:

	Year ended December 31, 2008
	Processed seafood products	Marine catch	Total

Revenue, net	$44,370,010	$4,428,794	$48,798,804
Cost of revenue	(29,617,071)	(3,989,901)	(33,606,972)

Gross profit	$14,752,939	$438,893	$15,191,832

Expenditure for long-lived assets	$4,192,510	$-	$4,192,510

	Year ended December 31, 2007
	Processed seafood products	Marine catch	Total

Revenue, net	$27,863,397	$8,561,930	$36,425,327
Cost of revenue	(18,798,071)	(6,851,447)	(25,649,518)

Gross profit	$9,065,326	$1,710,483	$10,775,809

Expenditure for long-lived assets	$21,079	$-	$21,079

(b)         Geographic information

The Company’s operations are located in three main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Years ended December 31,
	2008	2007
Revenue, net:
The PRC	$46,401,415	$36,230,926
Asia	2,397,389	96,578
Others	-	97,823

Total revenue, net	$48,798,804	$36,425,327

All the Company’s long-lived assets are located in the PRC in both years.

17.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

The following is a table summarizing the revenue from customers that individually represents greater than 10% of the total revenue for the years ended December 31, 2008 and 2007 and their outstanding balances at year-end dates.

	Year ended December 31, 2008		December 31, 2008
Customers	Revenue	Percentage of total revenue	Accounts receivable, net

Customer A	$5,088,870	10%	$469,639

	Year ended December 31, 2007		December 31, 2007
Customers	Revenue	Percentage of total revenue	Accounts receivable, net

Customer B	$3,618,819	10%	$390,146
Customer C	3,563,492	10%	395,054

Total	$7,182,311	20%	$785,200

(b)         Major vendors

The following is a table summarizing the purchases from vendors that individually represents greater than 10% of the total purchases for the years ended December 31, 2008 and 2007 and their outstanding balances as at year-end dates.

	Year ended December 31, 2008		December 31, 2008
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$7,481,338	22%	$40,069
Vendor B	6,488,740	19%	15,535
Vendor C	5,664,055	17%	-
Vendor D	5,389,778	16%	-
Vendor E	3,752,759	11%	27,398

Total	$28,776,670	85%	$83,002

	Year ended December 31, 2007		December 31, 2007
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor F	$3,483,613	14%	$-
Vendor A	3,215,352	13%	29,978
Vendor B	2,731,895	11%	64,489
Vendor D	2,588,709	10%	25,315

Total	$12,019,569	48%	$119,782

(c)       Credit risk

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

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2008, all of borrowings were at variable rates. The interest rates and terms of repayment of bank borrowings are disclosed in Note 8.

(e)         Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivatives or other financial instruments that expose to substantial exchange rate risk.

(f)         Economic and political risks

Substantially all of the Company’s products are processed in the PRC. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the PRC and not typically associated with companies in North America and Western Europe. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in the PRC.

18.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the year ended December 31, 2008 was $76,882. Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Years ending December 31:
2009	$77,145
2010	77,145
2011	10,332

Total	$164,622

(b)         Capital commitment

During 2008, the Company’s subsidiary, Jixiang entered into a number of agreements with an independent third party in relation to the construction of the new processing plant, inventory storage facility and staff quarter. The construction is expected to be fully completed till 2009. Total estimated construction costs are approximately $4.6 million. As of December 31, 2008, the Company incurred approximately $3.5 million and recorded either as property, plant and equipment or construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $1.1 million as of December 31, 2008.

(c)         Guarantee

As of December 31, 2008, the Company’s subsidiary, Mingxiang is contingently liable as guarantor with respect to $729,479 (equivalent to RMB5,000,000) of indebtedness of Shishi Yu Ching, an unrelated third party. The term of the guarantee is through January 11, 2008, with a renewal provision of 2 years, to January 10, 2010. At any time through that date, should Shishi Yu Ching fail to make its due debt payment, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $729,479 (equivalent to RMB5,000,000). This indebtedness of $729,479 was fully repaid in February 2009 and the guarantee was expired accordingly.

In accordance with FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2008, the Company has not recorded any liabilities for this agreement.

19.	COMPARATIVE FIGURES

Certain amounts presented in the prior period have been reclassified to conform to the current period financial statement presentation.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 27, 2009, we dismissed Cordovano and Honeck LLP (“CHLLP”) as its independent registered public accounting firm. The decision to dismiss CHLLP was approved by our Board of Directors.

The reports of CHLLP on our balance sheet as of December 31, 2007  and the related statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal year ended December 31, 2007 and each of the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, there were no disagreements with CHLLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CHLLP, would have caused it to make reference to the subject matter of the disagreement in connection with their reports on the Company’s balance sheets as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for each of the quarters in the year ended December 31, 2007.

During the fiscal year ended December 31, 2007 and each of the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We furnished a copy of the above disclosures to CHLLP and requested that CHLLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not CHLLP agrees with the above statements. A copy of such letter dated January 27, 2009 is attached as Exhibit 16.1 to this Current Report on Form 8-K filed on February 3, 2009

Concurrently, we engaged ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) (“ZYCPA”) as its new independent registered public accounting firm to audit our financial statements for the year ended December 31, 2008. During our two most recent fiscal years, ZYCPA has been engaged as an independent accountant to audit our significant subsidiaries located in Hong Kong and the People’s Republic of China.

Prior to ZYCPA’s engagement, we did not consult with ZYCPA regarding any matters described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

On January 23, 2008, concurrent with the decision to dismiss ZYCPA as its independent auditor, the board of directors unanimously voted to engage Cordovano and Honeck, LLP as its new independent auditor. ZYCPA is the affiliated firm of Cordovano and Honeck, LLP’s in Asia.

We furnished a copy of this disclosure to ZYCPA and requested ZYCPA furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(1) of Regulation S-K and, if not, stating the reason in which it does not agree. A copy of this letter was filed by us as Exhibit 16 to our current report on Form 8-K, filed on January 31, 2008.

On January 27, 2009, concurrent with the decision to dismiss Cordovano and Honeck, LLP, as its independent auditor, the Board of Directors unanimously voted to engage ZYCPA as its new independent auditor.  ZYCPA is the affiliated firm of Cordovano and Honeck LLP in Asia.

We furnished a copy of this disclosure to Cordovano and Honeck, LLP and requested Cordovano and Honeck, LLP furnish us with a letter address to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(1) of Regulation S-K and, if not, stating the reason in which it does not agree.  A copy of this letter was filed by us as Exhibit 16 to our current report on Form 8-K filed on February 2, 2009.

During the two most recent financial years ended December 31, 2007 and 2008 to the date of this statement, there were no disagreements with Cordovano and Honeck, LLP and ZYCPA or any matter of accounting principals or practices, financial disclosures, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our two most recent financial years ended December 31, 2007 and 2008 to the date of this statement.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’.  Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria

There were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.	Other Information

On October 2, 2008, the Company filed with the Commission a Form 8-K stating that the Company had approved the repurchase of up to US$3,000,000 of its stock.  The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors deemed appropriate by the Registrant’s CEO and President. The Registrant plans on repurchasing its stock through open-market transactions and privately negotiated transactions. Currently, the Registrant has approximately 23.0 million shares of common stock outstanding and approximately 11.2 million shares in the public float. Any shares repurchased by the Registrant in this program will be retired to the treasury while reducing the number of outstanding shares of its common stock.

On October 29, 2008, the Company filed with the Commission a Form 8-K stating it had entered into Independent Director Agreements with Xiaochuan Li, Changhu Xue and Honkau Wan.  The Company also stated it had increased the number of seats on the Board of Directors from three (3) to six (6).

On January 5, 2009, the Company filed with the Commission a Form 8-K stating that it had received the resignation of Shaobin Yang as our Executive Director and Deputy Chief Executive Officer effective December 28, 2008.  Mr. Yang is resigning for personal reasons and has no disagreements with the Company, its Board of Directors or management.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant

DIRECTORS AND OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Directors

Name	Age	Position held

Pengfei Liu	53	CEO, Secretary and Director

Shaobin Yang (1)	41	Deputy CEO

Marco Hon Wai Ku	35	Chief Financial Officer

Weipeng Liu	32	Executive Director

Xiaochuan Li	64	Independent Director

Changhu Xue	44	Independent Director

Honkau Wan	35	Independent Director

(1)	– Mr. Shaobin Yang resigned as the Deputy CEO on December 28, 2008. The Company filed with the Commission a Form 8-K on January 5, 2009.

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

Prior to joining us, from 1996 to 2000, Mr Ku was with KPMG, where he last held the position as Assistant Manager.  From August 2000 to February 2003, he was the Manager – Corporate Services in Logistics Information Network Enterprise (HK) Limited, a subsidiary of Hutchison Port Holdings Ltd., where he later worked as Manager - Management Accounting from March 2003 to September 2004.  From October 2004 to September 2005, he worked as a Financial Controller for Hongkong.com Company Limited (a Hong Kong listed company within the China.com Group).  And from October 2005 to April 2007, he co-founded KISS Catering Group, which is a food and beverage business in Beijing.  Mr. Ku is not a director of any public company.

Weipeng Liu is our Executive Director and is responsible for overseeing the construction, operation and maintenance of our equipment and production facilities. After graduating with a degree in mechanical design and manufacturing and automation from Fuzhou University in 1997, Mr Liu joined our Company as Mingxiang and Rixiang’s facilities manager. He was appointed to serve as an executive director of Rixiang in October 2006. . Mr. Liu is not a director of any public company.

Xiaochuan Li has been the Director of the Division for Test of the Safety and Quality of Aquatic Products in the Yellow Sea Fisheries Research Institute of the Chinese Academy of Fishery Sciences since 1978, where he is responsible for the marine products processing technology research and carrying out coordination in terms of both quality and quantity examination and formulating related standards. From 1987 to 2005, Mr. Li was the Center Director of the National Center for Quality Supervision and Test of Aquatic Products. During his tenure, Mr. Li was responsible for overseeing the daily operation of the laboratory and inspection center.

Changhu Xue is a professor of Aquatic Product Processing and Preserving Engineering at the Ocean University of China. Mr. Xue is a Council Member of China Society of Fisheries and the Chairman of the Fish Processing and Comprehensive Utilization Sub-committee of the China Society of Fisheries. He is also the Chief Secretary of the Steering Committee for Light Industry and Food Education in the Ministry of Education for the People’s Republic of China. Mr. Xue’s major focus of research has been in aquatic product processing and fisheries chemistry. Mr. Xue has completed over 20 state and provincial research projects including the research schemes in the National Natural Science Foundation of China and has published over 100 papers and articles in academic journals. In 1990, Mr. Xue was the first recipient of a doctoral degree in Agriculture and Aquatic Products in China. Mr. Xue has obtained 8 patent certificates and 2 technological achievements awarded by the provincial authority.

Honkau Wan has practiced as a certified public accountant (“CPA”) since 2003. His firm provides professional auditing, consultancy and secretarial services to his clients on a variety of industries. From 2000 to 2002, Mr. Wan served in a multi-national company as an internal auditor, where he participated in evaluating the internal control systems of the group companies and made recommendations to the management. The multi-national company was involved in the following industries: financial institutions, property development, airline and security broker in Hong Kong, China, United States and other Asia Pacific countries. From 1996 to 1999, Mr. Wan was with KPMG auditing financial institutions. Mr. Wan received a BBA in Accounting, with Honors, from the Hong Kong Polytechnic University in 1996.

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

BOARD COMMITTEES

Our board of directors is currently composed of six directors: Mr. Pengfei Liu, Mr. Shaobin Yang, Mr. Weipeng Liu, Mr. Xiaochuan Li, Mr. Changhu Xue and Mr. Honkau Wan.  All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present.  On December 28, 2008, Mr. Shaobin Yang resigned from his position on the Board of Directors and Deputy Chief Executive Officer for personal reasons.  As of December 29, 2008 through the date of this filing, the Board of Directors is composted of five directors: Mr. Pengfei Liu, Mr. Weipeng Liu, Mr. Xiaochuan Li, Mr. Changhu Xue and Mr. Honkau Wan.

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

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of six individuals:  (1) Pengfei Liu, our Chief Executive Officer and beneficial owner of 51.3% of our common stock; (2) Shaobin Yang, our Deputy CEO; (3) Weipeng Liu, our Executive Director; (4) Xiaochuan Li; (5) Changhu Xue; and (6) Honkau Wan.  Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, such as HQ Sustainable Maritime Industries, Inc., Zhongpin Inc. and American Dairy, Inc., and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

As noted above in Item 10, Mr. Yang resigned from the Board of Directors and as Deputy Chief Executive Officer on December 28, 2008.

Elements of Compensation

We provide our executive officers solely with a base salary to compensate them for services rendered during the year.  Our policy of compensating our executives with a cash salary has served us well.  Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful, apart from the common stock award granted to Mr. Ku as described per below.

Base Salary

The base salary paid to Mr. Pengfei Liu, Mr. Shaobin Yang and Mr. Marco Ku during 2007 was $22,000, $18,000 and $32,000 respectively.  In 2008, the base salary paid to Mr. Liu, Mr. Yang and Mr. Ku was increased to approximately $138,000, $65,000 and $118,000 respectively.  The 2009 annual compensation for Mr. Liu and Mr. Ku is expected to be $175,000 and $140,000 respectively.  All such amounts were paid in cash.  The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of our board of directors and/or our executive officers.

Discretionary Bonus

We have determined and provided our executive officers with discretionary bonuses at the end of each fiscal year. Our board of directors will review the necessity of such scheme on a yearly basis based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success

Equity Incentives

We have not established an equity based incentive program and have not granted stock based awards as a component of compensation, apart from the common stock award of approximately 30,000 shares to be awarded to Mr. Ku upon the completion of his second year’s service for the Company, or at the time of successful listing of the Company on any stock exchange other than OTCBB, whichever is earlier. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our board of directors determines that it is in the best interests of our stockholders and the Company to do so.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pengfei Liu, CEO	2007	22,000	26,000	-	-	-	-	-	48,000
	2008	138,000	98,000	-	-	-	-	-	236,000

Shaobin Yang, Deputy CEO (1)	2007	18,000	16,000	-	-	-	-	-	34,000
	2008	65,000	33,000	-	-	-	-	-	98,000

Marco Hon Wai Ku, CFO (2)	2007	32,000	-	-	-	-	-	-	32,000
	2008	118,000	-	34,000	-	-	-	-	152,000

Weipeng Liu, Executive Director	2007	11,000	11,000	-	-	-	-	-	22,000
	2008	43,000	20,000	-	-	-	-	-	63,000

(1)	Mr. Yang resigned from the Company on December 28, 2008.
(2)	Mr. Ku joined the Company in July 2007.

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

We also have entered into Independent Director Agreements (the “Agreements”) with Xiaochuan Li, Changhu Xue and Honkau Wan (“Director” or “Directors”). The term of the Agreements shall commence on the date of appointment to the Board of Directors until the Director’s removal or resignation with each 12-month period ending on the anniversary date of the Director’s appointment constituting a Service Year. Compensation for Xiaochuan Li and Changhu Xue shall be RMB60,000 and Honkau Wan should be HK$60,000 per Service Year respectively. Further, the Company will reimburse the Directors for expenses incurred in good faith in the performance of the Director’s duties for the Company.

We will bear all travelling and travel-related expenses, entertainment expenses and other out-of-pocket expenses reasonably incurred by our executive directors in the process of discharging their respective duties on our behalf.

Except as disclosed herein, we have no other existing or proposed service agreement with any of our directors.

BONUSES AND DEFERRED COMPENSATION

In addition, we will pay to each of Pengfei Liu and Weipeng Liu an incentive bonus based on our  PBT, where “PBT” refers to the audited combined profit from our operations and before income tax and before any dividend distribution (excluding non-recurring exceptional items and extraordinary items) and before minority interests for the relevant financial year.

The amount of incentive bonus that Pengfei Liu is expected to receive in each financial year will be determined as follows:

Rate of Incentive Bonus
PBT	Pengfei Liu
Where the PBT is between US $ 10,684,000 and US $ 13,356,000	0.75% of the PBT
Where the PBT is US $ 13,356,000 or more but not more than US $ 16,027,000	0.75% of the PBT for the first US $ 13,356,000 of PBT; and 1.0% on the amount over US $ 13,356,000
Where the PBT is US $ 16,027,000 and above	0.75% of the PBT for the first US $ 13,356,000 of PBT; 1.0% on the US $ 2,671,000 after the first US $ 13,356,000 of PBT; and 1.5% on the amount over US $ 16,027,000

The amount of incentive bonus that Weipeng Liu is expected to receive in each financial year will be determined as follows:

Rate of Incentive Bonus
PBT	Weipeng Liu
Where the PBT is between US $ 10,684,000 and US $ 13,356,000	0.15% of the PBT
Where the PBT is above US $ 13,356,000	0.15% of the PBT for the first US $ 13,356,000 of PBT; and 0.25% on the amount over US $ 13,356,000

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

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2008.  As of December 31, 2008, none of our executive officers or directors owned any of our derivative securities.

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

Title of Class	Name & Address of Beneficial Owner	Office, If Applicable	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock $0.001 par value	Pengfei Liu Dabao Industrial Zone, Shishi City, Fujian Province, China	CEO	11,806,537	(1)	51.3

Common Stock $0.001 par value	Marco Hon Wai Ku Dabao Industrial Zone, Shishi City, Fujian Province, China	CFO	24,000		0.1

Common Stock $.001 par value	All officers and directors as a group		11,830,537		51.4

(1)
Of these 11,806,537 common stock shares, 6,199,441 common stock shares have been placed into an escrow account pursuant to a make good agreement entered into by Mr. Pengfei Liu in connection with the Securities Purchase Agreement.

ITEM 13.	Certain Relationships and Related Transactions

INTERESTED PERSON TRANSACTIONS

Except as disclosed herein, we have not entered into any related transaction with any of our directors, executive officers or controlling shareholder or their affiliates.

Past Interested Person Transactions

Details of the material interested person transactions for the fiscal years ended December 31, 2008, 2007 and 2006 are set forth below:

Year of Transaction	Acquirer	Acquiree	Nature/Amount of Property Acquired or to be Acquired	Terms of Transaction
2006	Nice Enterprise	Rixiang	Nice Enterprises acquired Rixiang at a total consideration of $0.13.	The purpose of this transaction was to restructure the Company.

2006	Nice Enterprise	Jixiang	Nice Enterprise through Rixiang acquired Jixiang for a cash consideration of $0.56 Million.	The purpose of this transaction was to restructure the Company.

2006	Nice Enterprise	Mingxiang	Nice Enterprise through Rixiang acquired Mingxiang at a cash consideration of $3.76 Million.	The purpose of this transaction was to restructure the Company.

2006	Mingxiang and Rixiang	Pengfei Liu, CEO and Controlling Shareholder	$23,000 for charter fees paid to the lessors of fishing vessels. Lessors were unrelated third-parties.	Loan was unsecured, repayable on demand and interest-free. Loan fully repaid as of October 31, 2006.

2006	Nice Enterprise	Pengfei Liu, CEO and Controlling Shareholder	$646,000 advance.	Advance was unsecured, repayable on demand and interest-free.

2007	Nice Enterprise	Pengfei Liu, CEO and Controlling Shareholder	$262,000 advance.	Advance was unsecured, repayable on demand and interest-free.

2008	Nice Enterprise	Pengfei Liu, CEO and Controlling Shareholder	$170,000 advance.	Advance was unsecured, repayable on demand and interest-free.

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

	As at December 31,
US$’000	2008	2007	2006

Advances from Pengfei Liu	170	262	646
Advances to Pengfei Liu	-	-	-

Present Interested Person Transactions

a)	Provision of guarantees by Pengfei Liu and Yazuo Qiu

As at December 31, 2008, the guarantees provided by our directors and their respective associates to secure bank facilities from the Agricultural Bank of China, Shishi Branch, are as follows:

Party to which banking facilities are granted	Loan Amount (US$’000)	Outstanding Loan Amount (US$’000)	Guarantees
Mingxiang	583	583	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	583	583	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	729	729	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	438	438	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	729	729	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	438	438	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	789	789	Guaranteed by Pengfei Liu and Yazuo Qiu

The facilities provided by the Agricultural Bank of China, Shishi Branch, were used to finance our working capital requirements.

As at December 31, 2008, the total outstanding loan amounts held by us were approximately $4.3 million, and the full amounts are guaranteed by Pengfei Liu and Yazuo Qiu. The effective interest rate on these short-term loans is approximately 7.6% per annum. No consideration was provided to Pengfei Liu and Yazuo Qiu in exchange for their guarantees.

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

ITEM 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to us by ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Co., Ltd.), the Company’s current auditors; Gervais McCannon Tyler & Associates, P.C., the Company’s current taxation advisors; Cordovano and Honeck LLP, the Company’s former auditors (for the period November 17, 2007 to January 28, 2009):

Services (US$’000)	2008	2007

Audit Fees	$110	$80

Audit Related Fees	4	10

Tax Fees	7	1

All Other Fees	-	-

TOTAL	$121	$91

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

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

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: March 20,2009	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: March 20, 2009	(Principal financial officer)