Form 10-Q
period 2009-03-31
CHINA MARINE FOOD GROUP LTD
filed 2009-05-13
CIK 1099977

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 333-40790

CHINA MARINE FOOD GROUP LIMITED.
(Name of Registrant in its Charter)

Nevada	87-0640467
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

Da Bao Industrial Zone, Shishi City Fujian, China 362700
 (Address of Principal Executive Offices)

Issuer's Telephone Number: 86-595-8898-7588

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subjected to such filing requirements for the past 90 days. Yes ☒                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:May 4, 2009:Common Voting Stock: 23,026,301

CHINA MARINE FOOD GROUP LIMITED
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-19

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$37,457,273	$31,640,307
Accounts receivable, net	7,065,662	4,819,434
Inventories	1,246,833	6,679,488
Prepaid expenses and other current assets	192,869	326,977

Total current assets	45,962,637	43,466,206

Property, plant and equipment, net	7,759,442	5,944,515
Land use rights, net	626,856	630,150
Construction in progress	628,141	1,604,855

TOTAL ASSETS	$54,977,076	$51,645,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,134,042	$4,289,341
Accounts payable, trade	730,461	416,463
Amount due to a stockholder	23,780	170,091
Income tax payable	426,828	362,326
Accrued liabilities and other payable	1,336,331	1,387,427

Total current liabilities	6,651,442	6,625,648

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,026,301 shares issued and outstanding as of March 31, 2009 and December 31, 2008	23,026	23,026
Additional paid-in capital	16,752,945	16,752,945
Statutory reserve	4,883,700	4,883,700
Accumulated other comprehensive income	3,505,391	3,448,436
Retained earnings	23,160,572	19,911,971

Total stockholders’ equity	48,325,634	45,020,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,977,076	$51,645,726

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2008

Revenue, net	$16,548,052	$10,782,052

Cost of revenue (inclusive of depreciation and amortization)	(12,442,277)	(7,179,144)

Gross profit	4,105,775	3,602,908

Operating expenses:
Depreciation and amortization	(19,372)	(9,420)
Sales and marketing	(114,062)	(88,584)
General and administrative	(465,754)	(277,167)

Total operating expenses	(599,188)	(375,171)

Income from operations	3,506,587	3,227,737

Other income (expenses):
Subsidy income	143,137	-
Rental income	20,375	17,936
Interest income	90,470	39,260
Interest expense	(62,708)	(81,441)

Income before income taxes	3,697,861	3,203,492

Income tax expense	(449,260)	(412,481)

NET INCOME	$3,248,601	$2,791,011

Other comprehensive income:
- Foreign currency translation gain	56,955	1,307,829

COMPREHENSIVE INCOME	$3,305,556	$4,098,840

Net income per share – basic	$0.14	$0.12
Net income per share – diluted	$0.14	$0.11

Weighted average shares outstanding – basic	23,026,301	22,972,301
Weighted average shares outstanding – diluted	23,026,301	25,142,105

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$3,248,601	$2,791,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,066	49,989
Allowance for doubtful accounts	11,288	873
Changes in operating assets and liabilities:
Accounts receivable	(2,257,516)	(466,725)
Inventories	5,432,655	(132,097)
Prepaid expenses and other current assets	134,108	(709,972)
Accounts payable, trade	313,998	440,990
Income tax payable	64,502	80,404
Accrued liabilities and other payable	(51,096)	(19,949)

Net cash provided by operating activities	6,969,606	2,034,524

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,847)	(10,600)
Addition to construction in progress	(863,616)	-

Net cash used in investing activities	(899,463)	(10,600)

Cash flows from financing activities:
(Repayment to) advance from a stockholder	(146,311)	52,872
Proceeds from short-term borrowings	4,134,042	7,658,569
Payment on short-term borrowings	(4,289,341)	(4,245,752)

Net cash (used in) provided by financing activities	(301,610)	3,465,689

Effect of exchange rate changes in cash and cash equivalents	48,433	1,137,567

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,816,966	6,627,180

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,640,307	24,476,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,457,273	$31,103,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$384,758	$332,077
Cash paid for interest	$62,708	$81,441

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from construction in progress to property, plant and equipment	$1,840,330	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total stockholder’s
	No of share	Par value	capital	reserve	income	earnings	equity

Balance as of December 31, 2008	23,026,301	$23,026	$16,752,945	$4,883,700	$3,448,436	$19,911,971	$45,020,078

Net income for the period	-	-	-	-	-	3,248,601	3,248,601

Foreign currency translation adjustment	-	-	-	-	56,955	-	56,955

Balance as of March 31, 2009	23,026,301	$23,026	$16,752,945	$4,883,700	$3,505,391	$23,160,572	$48,325,634

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

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

China Marine and its subsidiaries are hereinafter referred to as “the Company”.

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of China Marine and its subsidiaries.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $37,253,089 and $31,614,368 as of March 31, 2009 and December 31, 2008, respectively.

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

As of March 31, 2009 and December 31, 2008, the allowance for doubtful accounts was $35,506 and $24,218, respectively.

For the period ended March 31, 2009 and 2008, the Company provided the allowance for doubtful accounts of $11,288 and $873, respectively.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As of March 31, 2009, certain property, plant and equipment were pledged as securities in connection with the outstanding short-term borrowings.

Depreciation expense for the period ended March 31, 2009 and 2008 were $68,981 and $46,091, respectively.

Certain property, plant and equipment with original costs of $823,434 have become fully depreciated as of March 31, 2009.

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

As of March 31, 2009, certain land use rights were pledged as securities in connection with the outstanding short-term borrowings.

Amortization expense for the period ended March 31, 2009 and 2008 were $4,085 and $3,898, respectively.

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2009.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the period ended March 31, 2009 and 2008.

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

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the period ended March 31, 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	Three months ended March 31,
	2009	2008
Period-end rates RMB:US$1 exchange rate	6.8456	7.0222
Average rates RMB:US$1 exchange rate	6.8466	7.1757

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended March 31, 2009, the Company operates in two principal reportable segments: sale of processed seafood products and sale of marine catch.

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

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE－4	INVENTORIES

Inventories consisted of the following:

	March 31, 2009	December 31, 2008

Raw materials	$279,258	$5,076,881
Work-in-process	692,444	1,262,854
Finished goods	120,328	126,300
Packaging materials	154,803	213,453

Total	$1,246,833	$6,679,488

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the period ended March 31, 2009 and 2008, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE－5	CONSTRUCTION IN PROGRESS

Starting from 2008, the Company was constructing the new production facilities for business expansion, including the development and improvement of the processing plant, staff quarters and storage warehouses for seafood products manufacture. In March 2009, the Company placed certain facilities into service and began depreciating the plant at that time when the assets are substantially complete and ready for their intended use. As of March 31, 2009, the Company reclassified $1,840,330 from construction in progress to property, plant and equipment accordingly. The whole development is scheduled to be fully completed in 2009. For the period ended March 31, 2009, the Company incurred and capitalized $863,616 as construction in progress.

NOTE－6	SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	March 31, 2009	December 31, 2008
Bank loans, payable to a financial institution in the PRC:

Equivalent to RMB5,400,000, due on February 2, 2009	-	787,839

Equivalent to RMB3,000,000, due on February 17, 2009	-	437,688

Equivalent to RMB5,000,000, due on February 19, 2009	-	729,479

Equivalent to RMB4,000,000, due on February 25, 2009	-	583,584

Equivalent to RMB5,000,000, due on February 21, 2009	-	729,479

Equivalent to RMB3,000,000, due on April 7, 2009	-	437,688

Equivalent to RMB4,000,000, due on May 18, 2009	-	583,584

Equivalent to RMB5,400,000, due on February 12, 2010	788,827	-

Equivalent to RMB3,000,000, due on February 16, 2010	438,238	-

Equivalent to RMB3,900,000, due on February 18, 2010	569,709	-

Equivalent to RMB5,000,000, due on February 24, 2010	730,396	-

Equivalent to RMB4,000,000, due on February 26, 2010	584,317	-

Equivalent to RMB4,000,000, due on March 17, 2010	584,317	-

Equivalent to RMB3,000,000, due on March 26, 2010	438,238	-

Total borrowings	$4,134,042	$4,289,341

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company’s wholly-owned subsidiary, Mingxiang obtained short-term bank loans in the aggregate amount of $4,134,042 and $4,289,341 as of March 31, 2009 and December 31, 2008 respectively with Agricultural Bank of China, a registered financial institution in the PRC. The weighted average effective interest rate per annum was 5.95% and 7.93% for the three months ended March 31, 2009 and 2008 respectively, payable quarterly.

All bank borrowings were secured by certain land use rights, property, plant and equipment and guaranteed by the Company’s subsidiaries, Rixiang and Jixiang, also the major stockholder, Mr. Pengfei Liu (“Mr. Liu”) and Ms. Yazuo Qiu.

NOTE - 7	AMOUNT DUE TO A STOCKHOLDER

As of March 31, 2009 and December 31, 2008, the amounts of $23,780 and $170,091 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which was unsecured, interest free and repayable on demand.

NOTE - 8	INCOME TAXES

For the period ended March 31, 2009 and 2008, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Three months ended March 31,
	2009	2008
Tax jurisdiction from:
– Local	$-	$(961)
– Foreign	3,697,861	3,204,453

Income before income taxes	$3,697,861	$3,203,492

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2009	2008
Current:
– Local	$-	$-
– Foreign	449,260	412,481

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$449,260	$412,481

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As of March 31, 2009, China Marine incurred $6,703 of net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $2,312 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Nice Enterprise is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended March 31, 2009 and December 31, 2008, respectively. For the period ended March 31, 2009, Nice Enterprise incurred an operating loss of $33,963 for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $49,825 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended March 31, 2009 and 2008. Rixiang, Jixiang and Mingxiang are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

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

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Hence, Rixiang will continue to enjoy to the unexpired Tax Holiday of 50%-reduction on the unified income tax through 2009, subject to a transitional policy under the Corporate Income Tax Law. Jixiang and Mingxiang are subject to the unified income rate of 25% on the taxable income.

As of March 31, 2009, the PRC operation incurred $1,391,415 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $347,854 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 9	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)         Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has two operating and reporting segments for the period ended March 31, 2009 and 2008 which are sale of processed seafood products and sale of marine catch.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended March 31, 2009 and 2008.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the period ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
	Processed seafood products	Marine catch	Total

Revenue, net	$11,202,982	$5,345,070	$16,548,052
Cost of revenue	(7,550,296)	(4,891,981)	(12,442,277)

Gross profit	$3,652,686	$453,089	$4,105,775

Expenditure for long-lived assets	$899,463	$-	$899,463

	Three months ended March 31, 2008
	Processed seafood products	Marine catch	Total

Revenue, net	$9,933,543	$848,509	$10,782,052
Cost of revenue	(6,438,327)	(740,817)	7,179,144

Gross profit	$3,495,216	$107,692	$3,602,908

Expenditure for long-lived assets	$10,600	$-	$10,600

(b)           Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended March 31,
	2009	2008
Revenue, net:
The PRC	$16,133,869	$10,520,431
Asia	414,183	261,621
Total revenue, net	$16,548,052	$10,782,052

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE - 10	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the period ended March 31, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 29% of revenue amounting to $4,788,066, with $148,442 of accounts receivable.

For the period ended March 31, 2008, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

(b)         Major vendors

The following is a table summarizing the purchases from vendors that individually represents greater than 10% of the total purchases for the period ended March 31, 2009 and 2008 and their outstanding balances as at period-end dates.

	Three months ended March 31, 2009
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$1,926,063	15%	$44,966
Vendor B	1,528,152	12%	58,392

Total:	$3,454,215	27%	$103,358

	Three months ended March 31, 2008
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$1,638,165	23%	$80,302
Vendor B	1,504,207	21%	143,930
Vendor C	1,119,286	16%	123,484
Vendor D	824,284	11%	65,035

Total:	$5,085,942	71%	$412,751

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(d)           Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2009, all of borrowings were at variable rates. The interest rates and terms of repayment of bank borrowings are disclosed in Note 6.

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

NOTE - 11	COMMITMENTS AND CONTINGENCIES

(a)        Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the period ended March 31, 2009 was $19,286.

Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Year ending March 31,
2010	$77,145
2011	68,190

Total:	$145,335

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)        Capital commitments

During 2008, the Company’s subsidiary, Jixiang entered into a number of agreements with an independent third party in relation to the construction of the new processing plant, inventory storage facility and staff quarter. The construction is expected to be fully completed till 2009. Total estimated construction costs are approximately $4.6 million. As of March 31, 2009, the Company incurred approximately $4.3 million and recorded either as property, plant and equipment or construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $0.3 million in the next 12 months.

ITEM 2.                      Management's Discussion and Analysis or Financial Condition and Results of Operation

The following review concerns the three months ended March 31, 2009 and 2008, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Nice Enterprise, and its direct wholly owned subsidiary, Shishi Rixiang Marine Foods Co. Ltd. (“Rixiang”), which is incorporated in the PRC. Rixiang, in turn, is the sole shareholder of our indirect subsidiaries. Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”) and Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”), both PRC operating companies, Mingxiang and Jixiang are property holding companies. These two companies operate solely to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory.

We engage in the business of processing, distribution and sale of processed seafood products, as well as the sale of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

Sales

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

We purchase all the raw materials for our processed seafood products from independent fishermen in nearby markets for further processing. We simply buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in the Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Sales of our processed seafood products accounted for approximately 67.7% and 92.1% of our total sales in the first quarter of 2009 and 2008 respectively. Sales of our marine catch accounted for approximately 32.3% and 7.9% of our total sales in the first quarter of 2009 and 2008 respectively. The increase in sales of marine catch this year was mainly related to the sales of raw materials which we purchased in the second half of 2008 with the intention for trading purposes. Since the processed seafood segment has significant growth potential and since the profit margin of the processed seafood segment (32.6% and 35.2% for the first quarter of 2009 and 2008 respectively) is much higher than that of marine catch segment (8.5% and 12.7% for the first quarter of 2009 and 2008 respectively), we will continue to focus our resources on the processed seafood segment going forward.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 71.8% and 80.2% of our total cost of sales of processed seafood products in the first quarter of 2009 and 2008 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

As at March 31, 2009, we employed 672 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood products. However, sales are usually higher before and during the Chinese New Year. In 2008, we also experienced a strong sales demand before the Olympics games being held in Beijing in August. As for the trading of marine catch, sales may be lower in June and July due to the reduced supplies as a result of the restriction on fishing in the Taiwan Strait during these two months. In 2009, the restricted period on fishing has been shifted to a bit earlier from mid May to mid July as announced by the Ministry of Agriculture.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products and marine catch, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three months ended March 31, 2009 and 2008 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product

	Three months ended March 31,
	2009		2008
	US$’000%		US$’000%

Processed seafood products	11,203	67.7	9,933	92.1
Marine catch	5,345	32.3	849	7.9
Total	16,548	100.0	10,782	100.0

Sales by geographical region

	Three months ended March 31,
	2009		2008
	US$’000%		US$’000%
PRC
Shandong	739	4.5	1,247	11.6
Zhejiang	5,171	31.2	5,020	46.6
Fujian	3,817	23.1	3,885	36.0
Guangdong/ Shenzhen	839	5.1	202	1.9
Jiangsu/ Shanghai	780	4.7	166	1.5
Others	4,788	28.9	-	-
Total PRC (1)	16,134	97.5	10,520	97.6
Asia (2)	414	2.5	262	2.4
Total	16,548	100.0	10,782	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan, Japan and South Korea. Such sales amounted to $0.1 million and $0.8 million in the first quarter of 2009 and 2008 respectively.

(2)	Sales to Asia mainly relate to exports to Japan and Philippines.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Sales

Our revenue increased by approximately $5.7 million or 53.5% from $10.8 million for the three months ended March 31, 2008 to $16.5 million for the same period ended March 31, 2009. The increase in revenue was due to the continued growth in sales of our processed seafood products and the significant increase in sales of our marine catch segment. Sales of our processed seafood products increased by $1.3 million or 12.8% from $9.9 million for the three months ended March 31, 2008 to $11.2 million for the same period ended March 31, 2009, whereas sales of our marine catch segment for the three months ended March 31, 2009 increased by $4.5 million or over 6-fold compared to the same period ended March 31, 2008.

The processed seafood products operations continued to be our growth driver as our products continue to gain market acceptance, particularly in Guangdong and Jiangsu provinces. The higher sales in the processed seafood products segment were mainly due to the continued sales and marketing effort in these two provinces. Accordingly, the number of sales staff has further increased from 19 to 24 during the period under review.

Having recognized that the processed seafood segment has significant growth potential and attractive profit margin, we will continue to focus our resources on the processed seafood segment going forward.

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch. The breakdown is as follows:

	Three months ended March 31,
US$ ’000	2009	2008

Processed seafood products	7,550	6,438
Marine catch	4,892	741
Total	12,442	7,179

Cost of sales – Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, direct labor and manufacturing overheads. The following table sets out details of our cost of sales:

	Three months ended March 31,
	2009		2008
	US$’000%		US$’000%

Raw materials	5,423	71.8	5,163	80.2
Packaging materials	1,049	13.9	534	8.3
Direct labor	400	5.3	349	5.4
Manufacturing overheads	678	9.0	392	6.1
Total	7,550	100.0	6,438	100.0

Raw materials

Raw materials comprise mainly seafood such as fish, prawns and squids. We use seafood which are fished from the open sea and not bred through aquaculture. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market. We are located close to the Xiangzhi (Shishi) fishing port, which is one of the largest fishing ports in Fujian province, and one of the state-level fishing port centres.

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

Raw material costs accounted for approximately 71.8% and 80.2% of our cost of sales in the first quarter of 2009 and 2008 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the periods under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overheads are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 13.9% and 8.3% of our cost of sales in the first quarter of 2009 and 2008 respectively.

The increase in packaging material costs for the periods under review was mainly due to the increased production and sales of processed seafood products. We have experienced a mild price increase in packaging materials since late 2008 due to inflation and use of individual packages for some of our new products but believe that it will not bring material impact on the overall gross profit margin because we will continue to enjoy economies of scale in material costs along with the increase in production volume.

Direct labor

Direct labor costs accounted for 5.3% and 5.4% of our cost of sales in the first quarter of 2009 and 2008 respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production processes. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount as at March 31, 2009 has increased to 672 from 552 as at the first quarter end of 2008. The increase was mainly due to the increase in number of production headcount due to increased scale of production along the year.

Manufacturing overheads

Manufacturing overheads comprise depreciation, amortization, seasonings, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overheads for the periods under review was mainly due to the increased scale of production and the expansion of production facilities along the year.

Cost of sales - Marine catch

	Three months ended March 31,
	2009		2008
	US$’000%		US$’000%

Raw materials	4,768	97.5	687	92.7
Other expenses	124	2.5	54	7.3
Total	4,892	100.0	741	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

The increase in raw material costs for the periods under review was in line with the increased sales of trading materials we purchased in the second half of 2008.

Other expenses

Other expenses mainly relate to the costs of packaging materials, ice required to keep the freshness of the marine catch and the related overheads.

Gross profit by product

	Three months ended March 31,
	2009		2008
	US$’000%		US$’000%

Processed seafood products	3,653	89.0	3,495	97.0
Marine catch	453	11.0	108	3.0
Total	4,106	100.0	3,603	100.0

Gross profit margin by product

	Three months ended March 31,
	2009	2008
	%	%
Processed seafood products	32.6	35.2
Marine catch	8.5	12.7
Overall	24.8	33.4

Gross profit

Gross profit grew by 14.0% or $0.5 million, from $3.6 million to $4.1 million for the periods under review. Overall gross profit margin dropped 8.6% from 33.4% for the three months ended March 31, 2008 to 24.8% for the same period in 2009. Gross profit margin for the processed seafood products operations was dropped from 35.2% to 32.6%, whereas gross profit margin for the marine catch segment was reduced from 12.7% to 8.5% for the same periods under review.

The decrease in overall gross profit margin was largely attributable to the significant increase in sales of marine catch which the gross profit margin is much lower than that of the processed seafood products. Whereas the decrease in gross profit margin for the processed seafood products for the periods under review was mainly due to the inflation and the increase in the costs associated with the packaging materials as explained per above.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertisement and costs in participating in exhibitions.

Our sales and marketing expenses accounted for approximately 0.7% and 0.8% of our total revenue in the first quarter of 2009 and 2008 respectively. The increase in the sales and marketing expenses in 2008 was mainly due to the increase of advertising and exhibition costs and number of sales personnel in 2009 in an effort to strengthen our brand position in both existing and new markets. Accordingly, the number of sales staff has further increased from 19 in 2008 to 24 in 2009.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 2.8% and 2.6% of our total revenue in the first quarter of 2009 and 2008 respectively. The increase in the general and administrative expenses was mainly attributable to the higher payroll costs as a result of hiring some experienced professional staff so as to cope with the expanding operations and the higher R&D costs, including staff and testing materials costs, for development of new products which are expected to be launched later this year.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rental on the 33 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on one year lease term. The government subsidies mainly relate to grants by the Ministry of Science and Technology for the development of high-value seafood products with the use of low-value raw materials. Interest income is earned from higher cash balances with banks as a result of strong operational cash inflow and net proceeds from the private placement taken place in November 2007.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.4% and 0.8% of our total revenue in the first quarter of 2009 and 2008 respectively.

Income before income tax

Our income before income tax increased by $0.5 million or 15.4%, from $3.2 million in the first quarter of 2008 to $3.7 million for the same period  in 2009. The increase was mainly due to the combination of the increase in sales of 53.5% and the decrease in gross profit margin by 8.6 percentage point as a whole, which was partially offset by the increase in the sales and marketing expenses and the general and administrative expenses, as a result of the factors described above.

Income tax expense

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

Prior to January 2005, our business was carried out under Mingxiang which was incorporated as a PRC limited liability company and thus was subject to an Enterprise Income Tax rate of 33% of its taxable income.

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

Jixiang is also a property holding company and is subject to tax on its assessable income.

The lower effective tax rates for the financial years under review were mainly due to tax exemption granted under the tax incentives. However, such tax incentives may be withdrawn in the future without prior notice.

LIQUIDITY AND CAPITAL RESOURCES

We funded our operations through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as of March 31, 2009 amounted to approximately $37.5 million, an increase of $ 5.8 million or 18.4 % compared to $31.6 million as of December 31, 2008. Our total indebtedness as of March 31, 2009 was comprised of short-term bank loans in the amount of $4.1 million compared to $4. 3 million as of December 31, 2008.

A summary of our cash flows for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
US$’000	2009	2008

Net cash provided by operating activities	6,970	2,035
Net cash used in investing activities	(899)	(11)
Net cash (used in) provided by financing activities	(302)	3,466
Foreign currency translation adjustment	48	1,137
Net change in cash and cash equivalents	5,817	6,627
Cash and cash equivalents at the beginning of the period	31,640	24,477
Cash and cash equivalents at the end of the period	37,457	31,104

Net cash provided by operating activities

Our net cash provided by operating activities for the three months ended March 31, 2009 amounted to $6,969,606, an increase of approximately $4.9 million compared to net cash provided by operating activities for the same period in 2008. The increase was mainly attributable to the higher net income earned in the first quarter of 2009 and the decrease in the inventories of $5.4 million, partially offset by the increase of accounts receivable recorded in the same period this year.

Net cash used in investing activities

For the three months ended March 31, 2009, our net cash used in investing activities was $899,463, mainly attributable to the addition of fixed assets and construction in progress in relation to the development of new processing plant, the associated machineries and staff quarter.

Net cash (used in) provided by financing activities

Our net cash used in financing activities was $301,610 for the three months ended March 31, 2009, which was a decrease of approximately $3.8 million compared to net cash provided by financing activities for the same period in 2008. The decrease was mainly attributable to the borrowing of short-term bank loans in the first quarter of 2008 for working capital purposes.

Use of proceeds

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to meet up with our current operating expenditures. Working capital at March 31, 2009 totaled $39.3 million, an increase of $2.5 million from our working capital at December 31, 2008 totaled $36.8 million. The increase in working capital was primarily attributable to the net income we realized for the period.

We do have the expansion plan in 2009 for the use of proceeds raised from the private placement closed November 17, 2007. The construction of our new facilities which will bring in an additional of 100% production capacity are now underway. We expect that the new facilities will be completed and commence operation no later than the end of the third quarter of 2009. The total anticipated capital expenditures for this new facility expansion, including all necessary equipment, are expected to be less than $5 million.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Nice Enterprise leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the period ended March 31, 2009 was approximately $19,286. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $145,000 in total in the following two years.

Capital commitment

During 2008, the Company’s subsidiary, Jixiang entered into a number of agreements with an independent third party in relation to the construction of the new processing plant, inventory storage facility and staff quarter. The construction is expected to be fully completed till 2009. Total estimated construction costs are approximately $4.6 million. As of March 31, 2009, the Company incurred approximately $4.3 million and recorded either as property, plant and equipment or construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $0.3 million in the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

FOREIGN EXCHANGE EXPOSURE

Our sales are denominated in RMB and US dollars whilst our purchases and operating expenses are mostly denominated in RMB. As such, we may be exposed to any significant transactional foreign exchange exposure for our operations. However, to the extent that we may enter into transactions in currencies other than RMB in future, particularly as we penetrate into overseas markets, our financial results may be subject to fluctuations between those foreign currencies and RMB.

The percentage of our sales denominated in RMB and US dollars are as follows:

	Three months ended March 31,
(%)	2009	2008
Sales
RMB	97.5	97.6
US dollars	2.5	2.4
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at March 31, 2009, the exchange rate was approximately US$1.00 to RMB6.8456. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure. In the event that we incur foreign exchange losses, our financial performance will be adversely affected.

We do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains/ losses for the periods under review have been relatively insignificant. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise. Should we enter into any hedging transaction in the future, such transaction shall be subject to review by our board of directors. In addition, should we establish any formal hedging policy in the future, such policy shall be subject to review and approval by our board prior to implementation.

INFLATION

During the periods under review, inflation did not have a material impact on our financial performance.

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

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed at the benchmark lending rate for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Interest rates for our short-term bank loans have been decreased quite significantly in the first quarter of 2008 from 7.93% to 5.95% in the same quarter current year. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $4.1 million would decrease net income before provision for income tax by approximately $41,000 per annum. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin, sales and marketing expenses, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

ITEM 4T.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 67.7% of our sales for the three months ended March 31, 2009 and 92.1% for the same period ended March 31, 2008. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 71.8% of our total cost of sales of processed seafood products in the three months ended March 31, 2009 and 80.2% for the same period of 2008. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on one major customer. In the event this major customer ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

For the period ended March 31, 2009, one customer represented more than 10% of our revenue. This customer accounted for 29% of our revenue in the amount of approximately $4.8 million. In the event this customer does not continue to purchase from us or reduce its purchases from us or develop its own ability to manufacture the products that we sell to it, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected.

We are dependent on major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood products, we rely on our major suppliers for a significant portion of the supply of fresh seafood. Purchases from our top five suppliers and top two suppliers of raw materials accounted for approximately 43.7% and 27%, respectively, of our total purchases of raw materials in the three months ended March 31, 2009.  In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Our profitability and continued growth is dependent on our ability to yield commercially viable products, to enhance our product range and expand our customer base.

The seafood processing industry is highly competitive. The growth potential of the seafood processing industry depends on population growth and consumer preferences. Our profitability and continued growth depends on our ability to expand our customer base in existing and new markets by introducing new products that are fast growing and profitable in the populations that we serve, as well as our ability to develop commercially viable products through our product development efforts. If we do not succeed in these efforts, the growth of our sales may slow down and adversely affect our profitability.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products and marine catch as a percentage of our total sales for the period under review were as follows:

	Three months ended March 31,
	2009		2008
	US$’000%		US$’000%

Processed seafood products	11,203	67.7	9,933	92.1
Marine catch	5,345	32.3	849	7.9
Total	16,548	100.0	10,782	100.0

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

We are required to obtain various licenses and permits in order to conduct our business of production and export of processed seafood products. These include the Hygiene Registration Certificate, which is a requirement in order to carry on the production of food products in the PRC, as well as the HACCP certificate and EU export registration, which is a requirement in order to export our processed seafood products to certain countries. Our business is also subject to applicable laws and regulations. Please see the section “Government Regulations” of our Form 10-K for the fiscal year ended December 31, 2008 filed on March 23, 2009 for a summary of the material laws and regulations that apply to our Company.

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 2.5% of our total sales in the three months ended March 31, 2009. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. These distributors sub-distribute our dried processed seafood products to about 2,000 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at March 31, 2009, the closing exchange rate was approximately US$1.00 to RMB6.8456. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our products and brand name may be replicated or counterfeited which will in turn have an adverse effect on our Company and we may be affected by intellectual property rights disputes.

We have registered certain trademarks in the PRC, details of which are set out in the section “Intellectual Property” of our Form 10-K for the fiscal year ended December 31, 2008 filed on March 23, 2009. Despite the protection of our trademark under the intellectual property laws of the PRC, such laws may not be adequate or effectively enforced against third parties who may violate our proprietary rights by illegally using our trademarks or our brand name. Our products and brand names may be replicated or counterfeited, which in turn may adversely affect our reputation and brand image.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

·	Level of government involvement in the economy;
·	Control of foreign exchange;
·	Methods of allocating resources;
·	Balance of payments position;
·	International trade restrictions; and
·	International conflict.

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

The market price of our common stock may be highly volatile and can fluctuate significantly and rapidly in response to, inter alia, the following factors, some of which are beyond our control:

·	Variations in our operating results;

·	Success or failure of our management team in implementing business and growth strategies;

·	Gain or loss of an important business relationship or adverse financial performance by a significant customer or group of customers;

·	Changes in securities analysts’ recommendations, perceptions or estimates of our financial performance;

·	Changes in conditions affecting the seafood packaging and processing industry, the general economic conditions or stock market sentiments or other events or factors in the PRC;

·	Changes or developments in laws, regulations or taxes in the seafood processing and packaging industry in the PRC;

·	The temporary or permanent loss of our seafood processing and packaging facilities due to casualty, weather or any extended or extraordinary maintenance or inspection that may be required.

·	Changes in market valuations and share prices of companies with similar businesses that may be listed in the U.S. or anywhere else in the world;

·	Additions or departures of key personnel;

·	Fluctuations in stock market prices and volume; or

·	Involvement in litigation.

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

One of our competitive strengths is our established brand name and track record. We have been involved in the production of processes seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award, and our products have received several other awards such as the “Green Food” award. Please see the section “Competition” of our Form 10-K for the fiscal year ended December 31, 2008 filed on March 23, 2009. We have also established a track record in the processed seafood industry which instills confidence in our products and attracts new customers from South Korea, Japan, Philippines, Papua New Guinea, Taiwan, Russia and Ukraine, as well as potential customers from the European Union. Negative publicity involving us, any of our directors or executive officers may adversely affect our stock market price whether or not such negative publicity is justified.

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

Certain provisions of our Amended Articles of Incorporation may make it more difficult for a third party to effect a change-in-control.

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

None

ITEM 5.          OTHER INFORMATION

None

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

CHINA MARINE FOOD GROUP LIMITED

/s/Pengfe Liu
Dated: May 13 , 2009	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: May 13 , 2009	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer)