Form 10-Q
period 2009-06-30
CHINA MARINE FOOD GROUP LTD
filed 2009-08-11
CIK 1099977

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 333-40790

CHINA MARINE FOOD GROUP LIMITED

(Name of Registrant in its Charter)

Nevada	87-0640467
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Da Bao Industrial Zone, Shishi City Fujian, China 362700
 (Address of Principal Executive Offices)
Issuer's Telephone Number: 86-595-8898-7588

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subjected to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: July 31, 2009, Common Voting Stock: 23,026,301

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months ended June 30, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-20

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,488,131	$31,640,307
Accounts receivable, net	10,576,055	4,819,434
Inventories	17,254,081	6,679,488
Prepaid expenses and other current assets	1,598,673	326,977

Total current assets	49,916,940	43,466,206

Property, plant and equipment, net	8,622,056	5,944,515
Land use rights, net	622,844	630,150
Construction in progress	-	1,604,855

TOTAL ASSETS	$59,161,840	$51,645,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,134,525	$4,289,341
Accounts payable, trade	1,597,735	416,463
Amount due to a stockholder	6,091	170,091
Income tax payable	520,805	362,326
Accrued liabilities and other payable	850,358	1,387,427

Total current liabilities	7,109,514	6,625,648

Commitments and contingencies (see Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,026,301 shares issued and outstanding as of June 30, 2009 and December 31, 2008	23,026	23,026
Additional paid-in capital	16,752,945	16,752,945
Statutory reserve	4,883,700	4,883,700
Accumulated other comprehensive income	3,508,500	3,448,436
Retained earnings	26,884,155	19,911,971

Total stockholders’ equity	52,052,326	45,020,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,161,840	$51,645,726

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue, net	$14,756,384	$13,067,599	$31,304,436	$23,849,651

Cost of revenue (inclusive of depreciation and amortization)	(9,850,602)	(8,800,852)	(22,292,879)	(15,979,996)

Gross profit	4,905,782	4,266,747	9,011,557	7,869,655

Operating expenses:
Depreciation and amortization	(19,680)	(10,346)	(39,052)	(19,766)
Sales and marketing	(143,494)	(164,695)	(257,556)	(253,279)
General and administrative	(515,842)	(517,695)	(981,596)	(794,862)

Total operating expenses	(679,016)	(692,736)	(1,278,204)	(1,067,907)

Income from operations	4,226,766	3,574,011	7,733,353	6,801,748

Other income (expenses):
Subsidy income	71	63,626	143,208	63,626
Rental income	20,396	18,458	40,771	36,394
Interest income	70,592	133,066	161,062	172,326
Interest expense	(56,020)	(78,163)	(118,728)	(159,604)

Income before income taxes	4,261,805	3,710,998	7,959,666	6,914,490

Income tax expense	(538,222)	(477,776)	(987,482)	(890,257)

NET INCOME	$3,723,583	$3,233,222	$6,972,184	$6,024,233

Other comprehensive income:
- Foreign currency translation gain	3,109	803,272	60,064	2,111,101

COMPREHENSIVE INCOME	$3,726,692	$4,036,494	$7,032,248	$8,135,334

Net income per share: – Basic	$0.16	$0.14	$0.30	$0.26
– Diluted	$0.16	$0.13	$0.30	$0.24

Weighted average shares outstanding: – Basic	23,026,301	23,026,301	23,026,301	23,026,301
– Diluted	23,026,301	25,196,105	23,026,301	25,196,105

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$6,972,184	$6,024,233
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	156,216	104,513
Loss on disposal of property, plant and equipment	-	64,462
Allowance for doubtful accounts	28,928	2,342
Changes in operating assets and liabilities:
Accounts receivable	(5,785,549)	(1,144,759)
Inventories	(10,574,593)	(463,909)
Prepaid expenses and other current assets	(1,271,696)	(228,478)
Accounts payable, trade	1,181,272	299,872
Income tax payable	158,479	144,454
Accrued liabilities and other payable	(537,069)	97,014

Net cash (used in) provided by operating activities	(9,671,828)	4,899,744

Cash flows from investing activities:
Purchase of property, plant and equipment	(217,471)	(382,321)
Addition of construction in progress	(995,235)	(1,341,372)

Net cash used in investing activities	(1,212,706)	(1,723,693)

Cash flows from financing activities:
(Repayment to) advance from a stockholder	(164,000)	44,508
Proceeds from issuance of common stock	-	173,556
Proceeds from short-term borrowings	4,134,525	8,844,844
Payment on short-term borrowings	(4,289,341)	(5,388,690)

Net cash (used in) provided by financing activities	(318,816)	3,674,218

Effect of exchange rate changes on cash and cash equivalents	51,174	1,893,997

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,152,176)	8,744,266

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,640,307	24,476,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,488,131	$33,220,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$829,003	$745,803
Cash paid for interest	$118,728	$159,604

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from construction in progress to property, plant and equipment	$2,600,090	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total stockholder’s
	No of share	Par value	capital	reserve	income	earnings	equity

Balance as of January 1, 2009	23,026,301	$23,026	$16,752,945	$4,883,700	$3,448,436	$19,911,971	$45,020,078

Net income for the period	-	-	-	-	-	6,972,184	6,972,184

Foreign currency translation adjustment	-	-	-	-	60,064	-	60,064

Balance as of June 30, 2009	23,026,301	$23,026	$16,752,945	$4,883,700	$3,508,500	$26,884,155	$52,052,326

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future periods.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments.

The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $20,473,164 and $31,614,368 as of June 30, 2009 and December 31, 2008, respectively.

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

As of June 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $53,146 and $24,218, respectively.

For the period ended June 30, 2009 and 2008, the Company provided the allowance for doubtful accounts of $28,928 and $2,342, respectively.

●	Inventories

Inventories consist of frozen materials from marine catch, processed seafood products and materials used in the manufacture of the Company’s products. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include purchased cost of raw fishes, direct labor and manufacturing overhead costs. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

As of June 30, 2009, certain property, plant and equipment were pledged as securities in connection with the outstanding short-term borrowings.

Depreciation expense for the three and six months ended June 30, 2009 and 2008 were $79,061, $148,042 and $50,511, $96,602, respectively.

Certain property, plant and equipment with original costs of $835,948 have become fully depreciated as of June 30, 2009.

●	Construction in progress

Construction in progress is stated at cost, which includes the cost of construction, acquisition of plant and equipment and other direct costs attributable to the construction. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction. As of June 30, 2009, construction in progress was fully completed for operational use and transferred to property, plant and equipment accordingly.

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

As of June 30, 2009, certain land use rights were pledged as securities in connection with the outstanding short-term borrowings.

Amortization expense for the three and six months ended June 30, 2009 and 2008 were $4,089, $8,174 and $4,013, $7,911, respectively.

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2009.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the period ended June 30, 2009 and 2008.

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the period ended June 30, 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	Six months ended June 30,
	2009	2008
Period-end rates RMB:US$1 exchange rate	6.8448	6.8718
Average rates RMB:US$1 exchange rate	6.8432	7.0726

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R") using the fair value method. Under FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended June 30, 2009, the Company operates in two principal reportable segments: sale of processed seafood products and trading of marine catch.

●	Fair value measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

NOTE－4	INVENTORIES

Inventories consisted of the following:

	June 30, 2009	December 31, 2008

Raw materials	$11,156,544	$5,076,881
Work-in-process	5,825,989	1,262,854
Finished goods	65,323	126,300
Packaging materials	206,225	213,453

Total	$17,254,081	$6,679,488

For the period ended June 30, 2009 and 2008, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE－5	SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	June 30, 2009	December 31, 2008
Bank loans, payable to a financial institution in the PRC:

Equivalent to RMB5,400,000, due on February 2, 2009	-	787,839

Equivalent to RMB3,000,000, due on February 17, 2009	-	437,688

Equivalent to RMB5,000,000, due on February 19, 2009	-	729,479

Equivalent to RMB4,000,000, due on February 25, 2009	-	583,584

Equivalent to RMB5,000,000, due on February 21, 2009	-	729,479

Equivalent to RMB3,000,000, due on April 7, 2009	-	437,688

Equivalent to RMB4,000,000, due on May 18, 2009	-	583,584

Equivalent to RMB5,400,000, due on February 12, 2010	788,920	-

Equivalent to RMB3,000,000, due on February 16, 2010	438,289	-

Equivalent to RMB3,900,000, due on February 18, 2010	569,776	-

Equivalent to RMB5,000,000, due on February 24, 2010	730,481	-

Equivalent to RMB4,000,000, due on February 26, 2010	584,385	-

Equivalent to RMB4,000,000, due on March 17, 2010	584,385	-

Equivalent to RMB3,000,000, due on March 26, 2010	438,289	-

Total borrowings	$4,134,525	$4,289,341

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company’s wholly-owned subsidiary, Mingxiang obtained short-term bank loans in the aggregate amount of $4,134,525 and $4,289,341 as of June 30, 2009 and December 31, 2008 respectively with Agricultural Bank of China, a registered financial institution in the PRC. The weighted average effective interest rate per annum was 5.42% and 7.38% for the three months ended June 30, 2009 and 2008 respectively, payable quarterly.

All bank borrowings were secured by certain land use rights, property, plant and equipment and guaranteed by the Company’s subsidiaries, Rixiang and Jixiang, also the major stockholder, Mr. Pengfei Liu (“Mr. Liu”) and Ms. Yazuo Qiu.

NOTE－6	AMOUNT DUE TO A STOCKHOLDER

As of June 30, 2009 and December 31, 2008, the amounts of $6,091 and $170,091 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which was unsecured, interest free and repayable on demand.

NOTE－7	INCOME TAXES

For the period ended June 30, 2009 and 2008, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2009	2008
Tax jurisdiction from:
– Local	$(2,000)	$(1,792)
– Foreign	7,961,666	6,916,282

Income before income taxes	$7,959,666	$6,914,490

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2009	2008
Current:
– Local	$-	$-
– Foreign	987,482	890,257

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$987,482	$890,257

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

As of June 30, 2009, China Marine incurred $8,703 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $3,002 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology (China) Company Limited (formerly Nice Enterprise Trading H.K. Co., Limited) (“Ocean Technology”) is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended June 30, 2009 and December 31, 2008, respectively. For the period ended June 30, 2009, Ocean Technology incurred an operating loss of $69,446 for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $55,680 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended June 30, 2009 and 2008. Rixiang, Jixiang and Mingxiang are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Jixiang and Mingxiang expired in prior years and Rixiang continues to enjoy the Tax Holiday through fiscal year 2009, after which it expires.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Hence, Rixiang will continue to enjoy to the unexpired Tax Holiday of 50%-reduction on the unified income tax through 2009, subject to a transitional policy under the Corporate Income Tax Law. Jixiang and Mingxiang are subject to the unified income rate of 25% on their taxable income.

As of June 30, 2009, the PRC operation incurred $1,398,088 of net operating loss carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $349,522 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－8	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)         Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has two operating and reporting segments for the period ended June 30, 2009 and 2008, which are sale of processed seafood products and trading of marine catch.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended June 30, 2009 and 2008.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	Processed seafood products	Marine catch	Total

Revenue, net	$14,251,342	$505,042	$14,756,384
Cost of revenue	(9,423,653)	(426,949)	(9,850,602)

Gross profit	$4,827,689	$78,093	$4,905,782

Expenditure for long-lived assets	$313,243	$-	$313,243

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended June 30, 2008
	Processed seafood products	Marine catch	Total

Revenue, net	$12,362,727	$704,872	$13,067,599
Cost of revenue	(8,180,982)	(619,870)	(8,800,852)

Gross profit	$4,181,745	$85,002	$4,266,747

Expenditure for long-lived assets	$1,713,093	$-	$1,713,093

	Six months ended June 30, 2009
	Processed seafood products	Marine catch	Total

Revenue, net	$25,454,324	$5,850,112	$31,304,436
Cost of revenue	(16,973,949)	(5,318,930)	(22,292,879)

Gross profit	$8,480,375	$531,182	$9,011,557

Expenditure for long-lived assets	$1,212,706	$-	$1,212,706

	Six months ended June 30, 2008
	Processed seafood products	Marine catch	Total

Revenue, net	$22,296,270	$1,553,381	$23,849,651
Cost of revenue	(14,619,309)	(1,360,687)	(15,979,996)

Gross profit	$7,676,961	$192,694	$7,869,655

Expenditure for long-lived assets	$1,723,693	$-	$1,723,693

(b)         Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue, net
The PRC	$14,577,731	$12,373,961	$30,711,600	$22,894,392
Asia	178,653	693,638	592,836	955,259
Total revenue, net	$14,756,384	$13,067,599	$31,304,436	$23,849,651

All the Company’s long-lived assets are located in the PRC in both periods.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－9	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

The following is a table summarizing the revenue from customers that individually represents greater than 10% of the Company’s revenue for the three months ended June 30, 2009 and their outstanding balances as at period-end date.

		Three months ended June 30, 2009
Customers		Revenue	Percentage of total revenue	Accounts receivable, trade

Customer A		$1,497,102	10%	$1,268,410
Customer B		1,406,910	10%	1,263,465

	Total:	$2,904,012	20%	$2,531,875

For the six months ended June 30, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 16% of revenue amounting to $4,904,734, with $8,880 of accounts receivable.

For the three and six months ended June 30, 2008, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

(b)         Major vendors

The following is a table summarizing the purchases from vendors that individually represents greater than 10% of the total purchases for the six months ended June 30, 2009 and 2008 and their outstanding balances as at period-end dates.

		Six months ended June 30, 2009
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A		$8,232,297	25%	$265,957
Vendor B		6,639,283	20%	352,303
Vendor C		6,264,866	19%	-
Vendor D		5,558,546	17%	287,021

	Total:	$26,694,992	81%	$905,281

		Six months ended June 30, 2008
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A		$3,578,415	22%	$138,889
Vendor B		3,105,823	19%	148,069
Vendor D		2,514,891	15%	35,996
Vendor E		1,820,797	11%	-

	Total:	$11,019,926	67%	$322,954

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2009, all of borrowings were at variable rates. The interest rates and terms of repayment of bank borrowings are disclosed in Note 5.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－10	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the period ended June 30, 2009 was $38,572.

Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Year ending June 30,
2010	$77,145
2011	48,904

Total:	$126,049

ITEM 2. Management's Discussion and Analysis or Financial Condition and Results of Operation

The following analysis should be read in conjunction with the consolidated financial statements and notes for the six months ended June 30, 2009 and 2008, and the financial statements and notes thereto presented in the Form 10-Q.

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

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (Formerly Nice Enterprise Trading H.K. Co., Limited) (“Ocean Technology”), and its direct wholly owned subsidiary, Shishi Rixiang Marine Foods Co. Ltd. (“Rixiang”), which is incorporated in the PRC. Rixiang, in turn, is the sole shareholder of our indirect subsidiaries. Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”) and Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”), both PRC operating companies, Mingxiang and Jixiang are property holding companies. These two companies operate solely to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory.

We engage in the business of processing, distribution and sale of processed seafood products, as well as the sale of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

Sales

Our dried processed seafood products include dried prawns, dried squids, dried file fish, roasted prawns, shredded roasted squids, roasted squids, roasted file fish, roasted sea eels and other seafood items. Our dried processed seafood is predominantly sold under our registered trademark, the “Mingxiang” brand name. Our brand name has won the “Fujian Famous Brand” award by the Fujian Commerce Authority. Our dried processed seafood products are mainly sold to distributors in Fujian and Zhejiang provinces, who in turn distribute them to major supermarkets and retailers in these provinces.
Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. These are sold directly to wholesalers within the PRC and overseas, either through direct export or through export agents. Our products are sold to overseas markets such as Japan, South Korea, Taiwan and Philippines.

We purchase all the raw materials for our processed seafood products from independent fishermen in nearby markets for further processing. We also buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly exported to overseas customers through our distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Sales of our processed seafood products accounted for approximately 96.6% and 94.6% of our total sales in the second quarter of 2009 and 2008, respectively. Sales of our marine catch accounted for approximately 3.4% and 5.4% of our total sales in the second quarter of 2009 and 2008, respectively. Since the processed seafood segment has significant growth potential and the profit margin of the processed seafood segment (33.9% and 33.8% for the second quarter of 2009 and 2008 respectively) is much higher than that of marine catch segment (15.5% and 12.1% for the second quarter of 2009 and 2008, respectively), we will continue to focus our resources on the processed seafood segment going forward.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 76.2% and 79.1% of our total cost of sales of processed seafood products in the second quarter of 2009 and 2008 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

•
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

•	Any shortage in the supply of or increase in the prices of the raw materials for our processed seafood products will adversely affect our sales.

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

As at June 30, 2009, we employed 734 employees.

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

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products and marine catch, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and six months ended June 30, 2009 and 2008 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	14,251	96.6	12,363	94.6	25,454	81.3	22,296	93.5
Marine catch	505	3.4	705	5.4	5,850	18.7	1,554	6.5
Total	14,756	100.0	13,068	100.0	31,304	100.0	23,850	100.0

Sales by geographical region

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,016	6.9	1,255	9.6	1,755	5.6	2,502	10.5
Zhejiang	6,908	46.8	6,491	49.7	12,079	38.6	11,511	48.3
Fujian	4,283	29.0	3,949	30.2	8,100	25.9	7,834	32.8
Jiangsu/ Shanghai	1,172	8.0	288	2.2	1,952	6.2	454	1.9
Guangdong/ Shenzhen	1,082	7.3	312	2.4	1,921	6.1	514	2.2
Others	117	0.8	80	0.6	4,905	15.7	80	0.3
Total PRC (1)	14,578	98.8	12,375	94.7	30,712	98.1	22,895	96.0
Asia (2)	178	1.2	693	5.3	592	1.9	955	4.0
Total	14,756	100.0	13,068	100.0	31,304	100.0	23,850	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan, Japan and South Korea. Such sales amounted to $0.2 million and $0.6 million in the second quarter of 2009 and 2008 respectively.

(2)	Sales to Asia mainly relate to exports to Japan and Philippines.

Three months ended June 30, 2009 compared to three months ended June 30, 2008, and
Six months ended June 30, 2009 compared to six months ended June 30, 2008

Sales

We continued to grow steadily in the second quarter of 2009. Our revenue during the three months ended June 30, 2009 increased to $14.8 million by approximately $1.7 million or 12.9% compared to $13.1 million during the same period ended June 30, 2008. The increase in revenue was due to the continued growth in sales of our processed seafood products. Sales of our processed seafood products increased by $1.9 million or 15.3% from $12.4 million during the three months ended June 30, 2008 to $14.3 million during the same period ended June 30, 2009, whereas sales of our marine catch segment during the three months ended June 30, 2009 decreased by $0.2 million to $0.5 million compared to the same period ended June 30, 2008.

Likewise, our revenue during the six months ended June 30, 2009 increased to $31.3 million by approximately $7.4 million or 31.3% compared to $23.9 million we realized during the six months ended June 30, 2008. Sales of our processed seafood products increased by $3.2 million or 14.2%, whereas sales of our marine catch segment increased by $4.3 million or over 200% due to the significant increase in sales of our trading materials in the first quarter of this year.

The processed seafood products operations continued to be our growth driver. The higher sales in the processed seafood products segment were mainly due to our continued success in the sales and marketing efforts. Accordingly, the number of sales staff has further increased from 19 to 24 during the period under review.

Having recognized that the processed seafood segment has significant growth potential and attractive profit margin, we will continue to focus our resources on the processed seafood segment going forward.

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch. The breakdown is as follows:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	9,424	95.7	8,181	93.0	16,974	76.1	14,619	91.5
Marine catch	427	4.3	620	7.0	5,319	23.9	1,361	8.5
Total	9,851	100.0	8,801	100.0	22,293	100.0	15,980	100.0

Cost of sales – Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, direct labor and manufacturing overheads. The following table sets out details of our cost of sales:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	7,184	76.2	6,474	79.1	12,607	74.3	11,779	80.6
Packaging materials	1,151	12.2	667	8.2	2,200	13.0	1,201	8.2
Direct labor	522	5.6	383	4.7	922	5.4	732	5.0
Manufacturing overheads	567	6.0	657	8.0	1,245	7.3	907	6.2
Total	9,424	100.0	8,181	100.0	16,974	100.0	14,619	100.0

Raw materials

Raw materials comprise mainly of seafood such as fish, prawns and squids. We use seafood which are fished from the open sea and not bred through aquaculture. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market. We are located close to the Xiangzhi (Shishi) fishing port, which is one of the largest fishing ports in Fujian province, and one of the state-level fishing port centres.

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

Raw material costs accounted for approximately 74.3% and 80.6% of our cost of sales for the six months ended June 30, 2009 and 2008 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the periods under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overheads are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 13.0% and 8.2% of our cost of sales for the six months ended June 30, 2009 and 2008 respectively.

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

Direct labor

Direct labor costs accounted for 5.4% and 5.0% of our cost of sales for the six months ended June 30, 2009 and 2008 respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production processes. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount as of June 30, 2009 has increased to 734 compared to 561 as of the end of the second quarter of 2008. The increase was mainly due to the increase in number of production headcount due to increased scale of production along the year.

Manufacturing overheads

Manufacturing overheads comprise depreciation, amortization, seasonings, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overheads for the six months periods under review was mainly due to the increased scale of production and the expansion of production facilities along the year.

Cost of sales - Marine catch

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	382	89.5	575	92.7	5,150	96.8	1,262	92.7
Other expenses	45	10.5	45	7.3	169	3.2	99	7.3
Total	427	100.0	620	100.0	5,319	100.0	1,361	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

The increase in raw material costs for the six months periods under review was in line with the increased sales of trading materials we purchased in the second half of 2008.

Other expenses

Other expenses mainly relate to the costs of packaging materials, ice required to keep the freshness of the marine catch and the related overheads.

Gross profit by product

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	4,827	98.4	4,182	98.0	8,480	94.1	7,677	97.5
Marine catch	78	1.6	85	2.0	531	5.9	193	2.5
Total	4,905	100.0	4,267	100.0	9,011	100.0	7,870	100.0

Gross profit margin by product

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	%	%	%	%

Processed seafood products	33.9	33.8	33.3	34.4
Marine catch	15.5	12.1	9.1	12.4
Total	33.2	32.7	28.8	33.0

Gross profit

Gross profit grew by 15.0% or $0.6 million, from $4.3 million during the three months ended June 30, 2008 to $4.9 million during the same period in 2009. Gross profit margin improved by 0.5% from 32.7% during the three months ended June 30, 2008 to 33.2% during the same period in 2009. Gross profit margin for the processed seafood products operations was increased from 33.8% to 33.9%, whereas gross profit margin for the marine catch segment was improved from 12.1% to 15.5% during the same period under review.

Similarly, gross profit grew by 14.5% or $1.1 million, from $7.9 million during the six months ended June 30, 2008 to $9.0 million during the same period in 2009. However, the gross profit margin for the six months ended June 30, 2009 dropped by 4.2% to 28.8% from 33.0% during the same period in 2008.
The decrease in overall gross profit margin for the six months periods under review was largely attributable to the significant increase in sales of marine catch which the gross profit margin is much lower than that of the processed seafood products. Whereas the decrease in gross profit margin for the processed seafood products for the periods under review was mainly due to the inflation and the increase in the costs associated with the packaging materials as explained per above.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertisement and costs in participating in exhibitions.

Our sales and marketing expenses accounted for approximately 0.8% and 1.1% of our total revenue during the six months ended June 30, 2009 and 2008 respectively. We maintained our marketing efforts along the year so as to strengthen our brand position in both existing and new markets. In this connection, the amount of sales and marketing expenses are relatively stable for the periods under review.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 3.1% and 3.3% of our total revenue during the six months ended June 30, 2009 and 2008 respectively. The increase in the general and administrative expenses was mainly attributable to the higher payroll costs as a result of hiring some experienced professional staff so as to cope with the expanding operations and the higher R&D costs, including staff and testing materials costs, for development of new products which are expected to be launched later this year.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rental on the 33 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on one year lease term. The government subsidies mainly relate to grants by the Ministry of Science and Technology for the development of high-value seafood products with the use of low-value raw materials. Interest income is earned from cash balances with banks from operational cash flow and net proceeds from the private placement taken place in November 2007.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.4% and 0.7% of our total revenue during the six months ended June 30, 2009 and 2008 respectively.

Income before income tax

Our income before income tax increased by $1.0 million or 15.1%, from $6.9 million during the six months ended June 30, 2008 to $7.9 million during the same period in 2009. The increase was mainly due to the combined effects of the increase in sales of 31.3% and the decrease in gross profit margin by 4.2%, which was partially offset by the increase in the general and administrative expenses, as a result of the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

We funded our operations through a combination of stockholders’ equity, borrowings and cash generated from our operations. Our cash and cash equivalents as of June 30, 2009 amounted to approximately $20.5 million, a decrease of $11.1 million or 35.2% compared to $31.6 million as of December 31, 2008. Our total indebtedness as of June 30, 2009 comprised of short-term bank loans in the amount of $4.1 million compared to $4.3 million as of December 31, 2008.

A summary of our cash flows for the six months ended June 30, 2009 and 2008 is as follows:

	Six months ended June 30,
US$’000	2009	2008

Net cash (used in) provided by operating activities	(9,672)	4,900
Net cash used in investing activities	(1,213)	(1,724)
Net cash (used in) provided by financing activities	(318)	3,674
Foreign currency translation adjustment	51	1,894
Net change in cash and cash equivalents	(11,152)	8,744
Cash and cash equivalents at the beginning of the period	31,640	24,477
Cash and cash equivalents at the end of the period	20,488	33,221

Net cash (used in) provided by operating activities

Our net cash used in operating activities for the six months ended June 30, 2009 amounted to approximately $9.7 million, whereas our net cash provided by operating activities for the same period in 2008 amounted to approximately $4.9 million. The reduction of net cash this year was mainly attributable to the significant increase in the inventories and accounts receivable of $10.6 million and $5.8 million respectively.

We purchased a significant amount of raw materials during the second quarter of 2009. Of which $8.7 million spent for raw materials were used to purchase marine catch which could be resold in the market when prices go up in the future when supplies are limited. We also stocked up certain raw materials in the second quarter of 2009 for our own production due to limited supplies during the restricted fishing period in June and July.

The increase in accounts receivable was mainly in line with the increase in sales volume during the periods under review and the extension of credit period to our major customers so as to cope with the current market practice.

Net cash used in investing activities

For the six months ended June 30, 2009, our net cash used in investing activities was approximately $1.2 million, mainly attributable to the addition of fixed assets in relation to the development of new processing plant, the associated machineries and staff quarter.

Net cash (used in) provided by financing activities

Our net cash used in financing activities was approximately $0.3 million for the six months ended June 30, 2009, a decrease of approximately $4.0 million compared to net cash provided by financing activities for the same period in 2008. The decrease was mainly attributable to the borrowing of short-term bank loans in the first quarter of 2008 for working capital purposes.

Use of proceeds

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to meet up with our current operating expenditures. Working capital at June 30, 2009 totaled $42.8 million, an increase of $6.0 million from our working capital at December 31, 2008 of $36.8 million. The increase in working capital was primarily attributable to the net income we realized for the period.

We have financed our expansion plan in 2009 in part from the proceeds raised from the private placement closed on November 17, 2007. The construction of our new facilities, which will increase production capacity by 100%, is underway. We expect that the new facilities will be completed and commence full operation no later than the third quarter end of 2009. The total anticipated capital expenditures for this new facility expansion, including all necessary equipment, are expected to be less than $3 million.

Apart from the expansion plan discussed above and the commitments set out in the section of “Commitments and Contingencies” herein, we do not have any other material commitments for capital expenditures and other expenditures. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the six months ended June 30, 2009 was approximately $38,572. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $126,000 in total in the following two years ending June 30, 2010 and 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Six months ended June 30,
(%)	2009	2008
Sales
RMB	98.1	96.0
US dollars	1.9	4.0
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at June 30, 2009, the exchange rate was approximately US$1.00 to RMB6.8448. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure. In the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed at the benchmark lending rate for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Interest rates for our short-term bank loans have been decreased quite significantly in the first quarter of 2008 from 7.93% to 5.31% in the second quarter of 2009. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $4.1 million would decrease net income before provision for income tax by approximately $41,000 per annum. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting.

During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We established an Audit Committee, consisting of three independent directors, whose responsibilities include assisting in monitoring our internal controls.

Except for the establishment of the audit committee, there were no other changes in internal control over financial reporting during the period ended June 30, 2009.

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

We are dependent on two major customers. In the event these two major customers cease to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

For the three months ended June 30, 2009, two customer represented more than 10% of our revenue, each of which accounted for 10% of our revenue in the amount of approximately $1.4 million. In the event these two customers do not continue to purchase from us or reduce their purchases from us or develop their own ability to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood products, we rely on certain of our major suppliers for a significant portion of the supply of fresh seafood. Purchases from our top four suppliers of raw materials accounted for approximately 81.2% and 67.0%, of our total purchases of raw materials during the six months ended June 30, 2009 and 2008, respectively.  In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2008; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2009. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

There is no assurance that we will be able to execute our future plans successfully, or that our future plans will result in commercial success.

We intend to, inter alia and expand our operations and production capacity in the PRC by constructing new cold storage facilities and expanding our production facilities. There can be no assurance that the construction of new production facilities, which are expected to increase our capacity by 100%, will be completed by the end of 2009 as expected. Our expansion plans involve a number of risks, including inter alia the costs of investment in fixed assets, costs of working capital tied up in inventories, as well as other working capital requirements. Our expansion will also depend on our ability to secure new customers and/or sufficient orders. Failure to secure new customers or sufficient orders or to meet our customers’ orders would materially and adversely affect our business and financial performance.

There is no assurance that our future plans will result in commercial success. If we are unable to execute our expansion plans successfully, our business and financial performance would be materially and adversely affected.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products and marine catch as a percentage of our total sales for the three and six months ended June 30, 2009 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	14,251	96.6	12,363	94.6	25,454	81.3	22,296	93.5
Marine catch	505	3.4	705	5.4	5,850	18.7	1,554	6.5
Total	14,756	100.0	13,068	100.0	31,304	100.0	23,850	100.0

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 1.9% of our total sales in the six months ended June 30, 2009. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. These distributors sub-distribute our dried processed seafood products to about 2,200 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. At June 30, 2009, the closing exchange rate was approximately US$1.00 to RMB6.8448. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

Although we have identified our expansion plans as avenues to pursue growth in our business, we may also find other opportunities to grow, including acquisitions which cannot be predicted at this juncture. Under such circumstances, we may seek to sell additional equity or debt securities or obtain a credit facility. If new shares placed to new and/or existing shareholders are issued in the future, they may be priced at a discount to the then prevailing market price of our shares trading on the NYSE AMEX, in which case, existing shareholders' equity interest will be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense and gearing, contain restrictive covenants with respect to dividends, future fund raising exercises and other financial and operational matters.

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

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: August 10 , 2009	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/_Marco Hon Wai Ku
Dated: August 10, 2009	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer)