Form 10-Q
period 2009-09-30
CHINA MARINE FOOD GROUP LTD
filed 2009-11-12
CIK 1099977

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: November 10, 2009, Common Voting Stock: 23,045,791.

CHINA MARINE FOOD GROUP LIMITED.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	4

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months ended September 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	6

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2009	7

Notes to Condensed Consolidated Financial Statements	8-24

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$31,298,084	$31,640,307
Accounts receivable, net	7,211,701	4,819,434
Inventories	14,082,458	6,679,488
Prepaid expenses and other current assets	219,579	326,977

Total current assets	52,811,822	43,466,206

Property, plant and equipment, net	8,678,539	5,944,515
Land use rights, net	619,409	630,150
Construction in progress	-	1,604,855

TOTAL ASSETS	$62,109,770	$51,645,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,138,879	$4,289,341
Accounts payable, trade	904,874	416,463
Amount due to a stockholder	95,540	170,091
Income tax payable	446,153	362,326
Accrued liabilities and other payable	1,185,842	1,387,427

Total current liabilities	6,771,288	6,625,648

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 share issued and outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,045,791 shares and 23,026,301 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	23,045	23,026
Additional paid-in capital	16,752,926	16,752,945
Statutory reserve	4,883,700	4,883,700
Accumulated other comprehensive income	3,564,866	3,448,436
Retained earnings	30,113,945	19,911,971

Total stockholders’ equity	55,338,482	45,020,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,109,770	$51,645,726

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue, net	$13,392,423	$11,496,462	$44,696,859	$35,346,113

Cost of revenue (inclusive of depreciation and amortization)	(9,105,924)	(7,944,212)	(31,398,803)	(23,924,208)

Gross profit	4,286,499	3,552,250	13,298,056	11,421,905

Operating expenses:
Depreciation and amortization	(20,248)	(19,218)	(59,300)	(38,984)
Sales and marketing	(147,254)	(198,051)	(404,810)	(451,330)
General and administrative	(522,630)	(507,479)	(1,504,226)	(1,302,341)

Total operating expenses	(690,132)	(724,748)	(1,968,336)	(1,792,655)

Income from operations	3,596,367	2,827,502	11,329,720	9,629,250

Other income (expenses):
Subsidy income	93,548	4,242	236,756	67,868
Rental income	20,391	18,772	61,162	55,166
Interest income	29,618	218,105	190,680	390,431
Interest expense	(56,136)	(81,871)	(174,864)	(241,475)

Income before income taxes	3,683,788	2,986,750	11,643,454	9,901,240

Income tax expense	(453,998)	(393,240)	(1,441,480)	(1,283,497)

NET INCOME	$3,229,790	$2,593,510	$10,201,974	$8,617,743

Other comprehensive income:
- Foreign currency translation gain	56,366	83,784	116,430	2,194,885

COMPREHENSIVE INCOME	$3,286,156	$2,677,294	$10,318,304	$10,812,628

Net income per share:
– Basic	$0.14	$0.11	$0.44	$0.37
– Diluted	$0.14	$0.11	$0.44	$0.37

Weighted average shares outstanding:
– Basic	23,045,791	23,026,301	23,045,791	23,026,301
– Diluted	23,045,791	23,026,301	23,045,791	23,120,014

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,201,974	$8,617,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,510	167,550
Loss on disposal of property, plant and equipment	-	64,462
Allowance for doubtful accounts	12,021	2,342
Changes in operating assets and liabilities:
Accounts receivable	(2,404,288)	283,097
Inventories	(7,402,970)	(7,758,595)
Prepaid expenses and other current assets	107,398	(183,953)
Accounts payable, trade	488,411	362,965
Income tax payable	83,827	66,887
Accrued liabilities and other payable	(201,585)	(189,830)

Net cash provided by operating activities	1,127,298	1,432,668

Cash flows from investing activities:
Purchase of property, plant and equipment	(347,057)	(465,054)
Addition of construction in progress	(995,235)	(2,394,953)

Net cash used in investing activities	(1,342,292)	(2,860,007)

Cash flows from financing activities:
Repayment to a stockholder	(74,551)	(217,417)
Proceeds from issuance of common stock	-	173,556
Proceeds from short-term borrowings	4,138,879	8,844,844
Payment on short-term borrowings	(4,289,341)	(5,388,690)

Net cash (used in) provided by financing activities	(225,013)	3,412,293

Effect of exchange rate changes on cash and cash equivalents	97,784	1,977,013

NET CHANGE IN CASH AND CASH EQUIVALENTS	(342,223)	3,961,967

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,640,307	24,476,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,298,084	$28,438,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,357,653	$1,216,610
Cash paid for interest	$174,864	$241,475

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from construction in progress to property, plant and equipment	$2,600,090	$62,323

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Statutory	comprehensive	Retained	stockholder’s
	No. of shares	Amount	capital	reserve	income	earnings	equity

Balance as of January 1, 2009	23,026,301	$23,026	$16,752,945	$4,883,700	$3,448,436	$19,911,971	$45,020,078

Cashless exercise of warrants	19,490	19	(19)	-	-	-	-

Net income for the period	-	-	-	-	-	10,201,974	10,201,974

Foreign currency translation adjustment	-	-	-	-	116,430	-	116,430

Balance as of September 30, 2009	23,045,791	$23,045	$16,752,926	$4,883,700	$3,564,866	$30,113,945	$55,338,482

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE - 2	ORGANIZATION AND BUSINESS BACKGROUND

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

China Marine and its subsidiaries are hereinafter referred to as “the Company”.

NOTE - 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $31,289,728 and $31,614,368 as of September 30, 2009 and December 31, 2008, respectively.

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

As of September 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $36,239 and $24,218, respectively.

For the period ended September 30, 2009 and 2008, the Company provided the allowance for doubtful accounts of $12,021 and $2,342, respectively.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

As of September 30, 2009, certain property, plant and equipment were pledged as securities in connection with the outstanding short-term borrowings.

Depreciation expense for the three months ended September 30, 2009 and 2008 were $82,206 and $58,956, respectively.

Depreciation expense for the nine months ended September 30, 2009 and 2008 were $230,248 and $155,558, respectively.

Certain property, plant and equipment with original costs of $964,212 have become fully depreciated as of September 30, 2009.

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

As of September 30, 2009, certain land use rights were pledged as securities in connection with the outstanding short-term borrowings.

Amortization expense for the three months ended September 30, 2009 and 2008 were $4,088 and $4,081, respectively.

Amortization expense for the nine months ended September 30, 2009 and 2008 were $12,262 and $11,992, respectively.

●	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”,, all long-lived assets such as property, plant and equipment, land use rights and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2009.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the period ended September 30, 2009 and 2008.

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

ASC Topic 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company adopts ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the period ended September 30, 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30,
	2009	2008
Period-end rates RMB:US$1 exchange rate	6.8376	6.8551
Average rates RMB:US$1 exchange rate	6.8425	6.9989

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Stock-based compensation

The Company adopts ASC Topic 718-20, "Compensation - Stock Compensation" ("ASC 718-20"), using the fair value method. Under ASC 718-20, stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended September 30, 2009, the Company operates in two principal reportable segments: sale of processed seafood products and trading of marine catch.

●	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

●	Financial instruments

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value. The estimated fair value of short-term borrowing was $4.1 million and $4.3 million as of September 30, 2009 and December 31, 2008, respectively, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 4	INVENTORIES

Inventories consisted of the following:

	September 30, 2009	December 31, 2008

Raw materials	$10,188,036	$5,076,881
Work-in-process	3,723,250	1,262,854
Finished goods	17,413	126,300
Packaging materials	153,759	213,453

Total	$14,082,458	$6,679,488

For the period ended September 30, 2009 and 2008, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE - 5	SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	September 30, 2009	December 31, 2008
Bank loans, payable to a financial institution in the PRC:

Equivalent to RMB5,400,000, due on February 2, 2009	$-	$787,839

Equivalent to RMB3,000,000, due on February 17, 2009	-	437,688

Equivalent to RMB5,000,000, due on February 19, 2009	-	729,479

Equivalent to RMB4,000,000, due on February 25, 2009	-	583,584

Equivalent to RMB5,000,000, due on February 21, 2009	-	729,479

Equivalent to RMB3,000,000, due on April 7, 2009	-	437,688

Equivalent to RMB4,000,000, due on May 18, 2009	-	583,584

Equivalent to RMB5,400,000, due on February 12, 2010	789,751	-

Equivalent to RMB3,000,000, due on February 16, 2010	438,750	-

Equivalent to RMB3,900,000, due on February 18, 2010	570,375	-

Equivalent to RMB5,000,000, due on February 24, 2010	731,251	-

Equivalent to RMB4,000,000, due on February 26, 2010	585,001	-

Equivalent to RMB4,000,000, due on March 17, 2010	585,001	-

Equivalent to RMB3,000,000, due on March 26, 2010	438,750	-

Total borrowings	$4,138,879	$4,289,341

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company’s wholly-owned subsidiary, Mingxiang obtained short-term bank loans in the aggregate amount of $4,138,879 and $4,289,341 as of September 30, 2009 and December 31, 2008, respectively with Agricultural Bank of China, a registered financial institution in the PRC. The weighted average effective interest rate per annum was 5.43% and 7.65% for the three months ended September 30, 2009 and 2008 respectively, payable quarterly.

All bank borrowings were secured by certain land use rights, property, plant and equipment and guaranteed by the Company’s subsidiaries, Rixiang and Jixiang, also the major stockholder, Mr. Pengfei Liu (“Mr. Liu”) and Ms. Yazuo Qiu.

NOTE - 6	AMOUNT DUE TO A STOCKHOLDER

As of September 30, 2009 and December 31, 2008, the amounts of $95,540 and $170,091 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which was unsecured, interest free and repayable on demand.

NOTE - 7	WARRANTS

In connection with the private placement offering, on November 17, 2007, the Company granted to consultants and agents warrants to purchase an aggregate of 929,916 shares of the Company’s common stock at an exercise price of $4.1782 per share or on a cashless exercise basis. The warrants vested immediately and will expire on November 16, 2010. The market price of the stock was $4.1782 per share on the grant date. The Company valued the warrants at $2.0873 per share, or $1,941,014, using the Black-Scholes option-pricing model under ASC 718-20 and was recorded as offering expense in additional paid-in capital in the accompanying consolidated financial statements for the year ended December 31, 2007.

During the period ended September 30, 2009, certain warrant holder exercised warrants on a cashless exercise basis to purchase 19,490 shares of the Company’s common stock.

A summary of warrant activity for the period ended September 30, 2009 is as follows:

	Number of warrants	Weighted- average exercise price	Remaining contractual term (year)	Aggregate intrinsic value

Outstanding and exercisable as of January 1, 2009	2,169,804	$4.1782	2.87	-
Granted	-	-	-	-
Exercised	(118,233)	4.1782	-	-
Outstanding and exercisable as of September 30, 2009	2,051,571	$4.1782	1.13	-

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 8	INCOME TAXES

For the period ended September 30, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Nine months ended September 30,
	2009	2008
Tax jurisdiction from:
– Local	$(4,591)	$(1,811)
– Foreign	11,648,044	9,903,051

Income before income taxes	$11,643,453	$9,901,240

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2009	2008
Current:
– Local	$-	$-
– Foreign	1,441,480	1,283,497

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$1,441,480	$1,283,497

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

As of September 30, 2009, China Marine incurred $11,294 of net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $3,896 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Hong Kong

The Company’s subsidiary, Ocean Technology (China) Company Limited (formerly Nice Enterprise Trading H.K. Co., Limited) (“Ocean Technology”) is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended September 30, 2009 and December 31, 2008, respectively. For the period ended September 30, 2009, Ocean Technology incurred an operating loss of $103,162 for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $61,243 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended September 30, 2009 and 2008. Rixiang, Jixiang and Mingxiang are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

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

On October 15, 2009, the Company has received a notice of recognition as an enterprise of new and high technology, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for a company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, China Marine qualifies for a reduced tax rate of 15% on the Company's income through 2012.

As of September 30, 2009, the PRC operation incurred $1,309,981 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $327,495 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 9	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)       Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has two operating and reporting segments for the period ended September 30, 2009 and 2008 which are sale of processed seafood products and trading of marine catch.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended September 30, 2009 and 2008.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
	Processed seafood products	Marine catch	Total

Revenue, net	$12,098,625	$1,293,798	$13,392,423
Cost of revenue	(8,047,601)	(1,058,323)	(9,105,924)

Gross profit	$4,051,024	$235,475	$4,286,499

Expenditure for long-lived assets	$129,586	$-	$129,586

	Three months ended September 30, 2008
	Processed seafood products	Marine catch	Total

Revenue, net	$10,896,094	$600,368	$11,496,462
Cost of revenue	(7,402,342)	(541,870)	(7,944,212)

Gross profit	$3,493,752	$58,498	$3,552,250

Expenditure for long-lived assets	$1,136,314	$-	$1,136,314

	Nine months ended September 30, 2009
	Processed seafood products	Marine catch	Total

Revenue, net	$37,552,949	$7,143,910	$44,696,859
Cost of revenue	(25,021,550)	(6,377,253)	(31,398,803)

Gross profit	$12,531,399	$766,657	$13,298,056

Expenditure for long-lived assets	$1,342,292	$-	$1,342,292

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30, 2008
	Processed seafood products	Marine catch	Total

Revenue, net	$33,192,364	$2,153,749	$35,346,113
Cost of revenue	(22,021,651)	(1,902,557)	(23,924,208)

Gross profit	$11,170,713	$251,192	$11,421,905

Expenditure for long-lived assets	$2,860,007	$-	$2,860,007

(b)       Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended September 30,
	2009	2008

Revenue, net
The PRC	$12,879,689	$10,502,092
Asia	512,734	994,370

Total revenue, net	$13,392,423	$11,496,462

	Nine months ended September 30,
	2009	2008

Revenue, net
The PRC	$43,591,289	$33,396,484
Asia	1,105,570	1,949,629

Total revenue, net	$44,696,859	$35,346,113

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE - 10	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended September 30, 2009, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended September 30, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 12.3% of revenue amounting to $5,502,994, with $582,767 of accounts receivable.

For the three and nine months ended September 30, 2008, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

(b)       Major vendors

The following is a table summarizing the purchases from vendor that individually represents greater than 10% of the total purchases for the nine months ended September 30, 2009 and 2008 and their outstanding balances as at period-end dates.

		Nine months ended September 30, 2009
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A		$9,849,224	25%	$40,179
Vendor B		7,570,538	20%	80,915
Vendor C		6,388,582	17%	86,889
Vendor D		6,265,506	16%	-

	Total:	$30,073,850	78%	$207,983

		Nine months ended September 30, 2008
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A		$5,881,770	19%	$132,201
Vendor D		5,634,436	18%	-
Vendor B		4,941,486	16%	221,492
Vendor C		4,114,713	13%	31,321
Vendor E		3,023,080	10%	61,938

	Total:	$23,595,485	76%	$446,952

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2009, all of borrowings were at variable rates. The interest rates and terms of repayment of bank borrowings are disclosed in Note 5.

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

Operating lease commitments

The Company leased certain office space under a non-cancelable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the period ended September 30, 2009 and 2008 was $57,858 and $44,586, respectively.

As of September 30, 2009, future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Years ending September 30,
2010	$77,145
2011	29,618

Total:	$106,763

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 12	SUBSEQUENT EVENTS

On November 6, 2009, the Company’s subsidiary, Shishi Huabao Mingxiang Foods Co., Ltd acquired a piece of land with an aggregate area of 8,691 square meters for the development of cold storage facilities. The purchase price is approximately $2.28 million (equivalent to RMB15.5 million). Total estimated land use right and construction costs of such facility are approximately $20 million and it is expected to be completed in late 2010.

The Company has evaluated subsequent events through November 11, 2009, the date the financial statements were issued, to ensure that this Form 10-Q includes appropriate disclosure of events recognized in the financial statements as of September 30, 2009, and events that occurred subsequent to September 30, 2009 but were not recognized in the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATION

The following analysis should be read in conjunction with the consolidated financial statements and notes for the nine months ended September 30, 2009 and 2008, and the financial statements and notes thereto presented in the Form 10-Q.

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

We engage in the business of processing, distribution and sale of processed seafood and marine catch products. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

Sales

Our dried processed seafood products include dried prawns, dried squids, dried file fish, roasted prawns, shredded roasted squids, roasted squids, roasted file fish, roasted sea eels and other seafood items. Our dried processed seafood is predominantly sold under our registered trademark, the “Mingxiang” brand name. Our brand name has won the “Fujian Famous Brand” award by the Fujian Commerce Authority. Our dried processed seafood products are sold mainly to distributors in Fujian and Zhejiang provinces, who in turn distribute to major supermarkets and retailers in these provinces.

Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. These are sold directly to wholesalers within the PRC and overseas, either through direct export or through export agents. Our products are sold to overseas markets in Asian countries such as Japan, South Korea, Taiwan and Philippines.

We purchase all the raw materials for our processed seafood products from independent fishermen in nearby markets for further processing. We also buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to customers through our distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Sales of our processed seafood products accounted for approximately 90.3% and 94.8% of our total sales in the third quarter of 2009 and 2008, respectively. Sales of our marine catch accounted for approximately 9.7% and 5.2% of our total sales in the third quarter of 2009 and 2008, respectively. Since the processed seafood segment has significant growth potential and the profit margin of the processed seafood segment (33.5% and 32.0% for the third quarter of 2009 and 2008 respectively) is much higher than that of marine catch segment (18.2% and 9.7% for the third quarter of 2009 and 2008, respectively), we will continue to focus our resources on the processed seafood segment going forward.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 74.5% and 76.1% of our total cost of sales of processed seafood products in the third quarter of 2009 and 2008 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

As of September 30, 2009, we employed 769 employees.

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

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products and marine catch, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and nine months ended September 30, 2009 and 2008 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	12,099	90.3	10,896	94.8	37,553	84.0	33,192	93.9
Marine catch	1,294	9.7	600	5.2	7,144	16.0	2,154	6.1
Total	13,393	100.0	11,496	100.0	44,697	100.0	35,346	100.0

Sales by geographical region

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	752	5.6	830	7.2	2,507	5.6	3,332	9.4
Zhejiang	5,685	42.5	4,939	43.0	17,764	39.8	16,450	46.6
Fujian	3,629	27.1	3,161	27.5	11,729	26.2	10,995	31.1
Jiangsu/ Shanghai	876	6.5	667	5.8	2,828	6.3	953	2.7
Guangdong/ Shenzhen	832	6.2	672	5.8	2,753	6.2	981	2.8
Sichuan/ Chongqing	506	3.8	-	-	506	1.1	-	-
Others	599	4.5	233	2.0	5,504	12.3	685	1.9
Total PRC (1)	12,879	96.2	10,502	91.3	43,591	97.5	33,396	94.5
Asia (2)	514	3.8	994	8.7	1,106	2.5	1,950	5.5
Total	13,393	100.0	11,496	100.0	44,697	100.0	35,346	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $0.2 million and $0.4 million in the third quarter of 2009 and 2008 respectively.

(2)	Sales to Asia mainly relate to exports to Japan, Philippines and Papua New Guinea.

Three months ended September 30, 2009 compared to Three months ended September 30, 2008, and Nine months ended September 30, 2009 compared to Nine months ended September 30, 2008

Sales

We continued to grow steadily in the third quarter of 2009. Our revenue during the three months ended September 30, 2009 increased to $13.4 million by approximately $1.9 million or 16.5% compared to $11.5 million during the same period ended September 30, 2008. The increase in revenue was due to the continued growth in sales of our processed seafood products. Sales of our processed seafood products during the three months ended September 30, 2009 increased by $1.2 million or 11.0% to $12.1 million, compared to $10.9 million during the period ended September 30, 2008, whereas sales of our marine catch segment during the three months ended September 30, 2009 increased by $0.7 million to $1.3 million compared to the period ended September 30, 2008.

Likewise, our revenue during the nine months ended September 30, 2009 increased to $44.7 million by approximately $9.4 million or 26.5%, compared to $35.3 million we realized during the nine months ended September 30, 2008. Sales of our processed seafood products increased by $4.4 million or 13.1%, whereas sales of our marine catch segment increased by $5.0 million or over 200% due to the significant increase in sales of our trading materials in the first quarter of this year.

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

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch. The breakdown is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	8,048	88.4	7,402	93.2	25,022	79.7	22,021	92.0
Marine catch	1,058	11.6	542	6.8	6,377	20.3	1,903	8.0
Total	9,106	100.0	7,944	100.0	31,399	100.0	23,924	100.0

Cost of sales – Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, directlabor and manufacturing overheads. The following table sets forth our cost of sales:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	5,998	74.5	5,641	76.1	18,605	74.4	17,420	79.1
Packaging materials	1,019	12.7	765	10.4	3,219	12.9	1,966	8.9
Direct labor	484	6.0	401	5.4	1,406	5.6	1,133	5.2
Manufacturing overheads	547	6.8	595	8.1	1,792	7.1	1,502	6.8
Total	8,048	100.0	7,402	100.0	25,022	100.0	22,021	100.0

Raw materials

Raw materials comprise mainly of seafood such as fish, prawns and squids. We use seafood which are fished from the open sea and not bred through aquaculture. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as the existing market supply is stable and abundant. We are located near the Xiangzhi (Shishi) fishing port, one of the largest fishing ports and state-level fishing port centers in Fujian province.

We believe our strategic location has provided us up-to-date information on the market price of our raw materials, which allowed us to purchase our raw materials at the best available price. Our proximity to suppliers has also allowed us to obtain fresh supplies of raw materials and this has enabled us to ensure freshness and quality in our finished products. The proximity to suppliers has also enabled us to reduce the transportation costs and lead-time to obtain the raw materials.

Raw material costs accounted for approximately 74.4% and 79.1% of our cost of sales for the nine months ended September 30, 2009 and 2008 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the periods under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overheads are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 12.9% and 8.9% of our cost of sales for the nine months ended September 30, 2009 and 2008 respectively.

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

Direct labor

Direct labor costs accounted for 5.6% and 5.2% of our cost of sales for the nine months ended September 30, 2009 and 2008 respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production processes. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount as of September 30, 2009 has increased to 769 compared to 597 as of the end of the third quarter of 2008. The increase was mainly due to the increase in number of production headcount due to increased scale of production along the year.

Manufacturing overheads

Manufacturing overheads comprise depreciation, amortization, seasonings, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overheads for the nine months periods under review was mainly due to the increased scale of production and the expansion of production facilities along the year.

Cost of sales - Marine catch

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	948	89.6	503	92.7	6,098	95.6	1,765	92.7
Other expenses	110	10.4	39	7.3	279	4.4	138	7.3
Total	1,058	100.0	542	100.0	6,377	100.0	1,903	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to customers and distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

The increase in raw material costs for the nine months periods under review was mainly in line with the increased sales of trading materials since the second half of 2008.

Other expenses

Other expenses mainly relate to the costs of packaging materials, ice required to keep the freshness of the marine catch and the related overheads.

Gross profit by product

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	4,051	94.5	3,494	98.4	12,531	94.2	11,171	97.8
Marine catch	236	5.5	58	1.6	767	5.8	251	2.2
Total	4,287	100.0	3,552	100.0	13,298	100.0	11,422	100.0

Gross profit margin by product

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	%	%	%	%

Processed seafood products	33.5	32.0	33.4	33.7
Marine catch	18.2	9.7	10.7	11.7
Total	32.0	30.9	29.8	32.3

Gross profit

Gross profit grew by 20.7% or $0.7 million, from $3.6 million during the three months ended September 30, 2008 to $4.3 million during the same period in 2009. Gross profit margin improved by 1.1% from 30.9% during the three months ended September 30, 2008 to 32.0% during the same period in 2009. Gross profit margin for the processed seafood products operations was increased from 32.0% to 33.5%, whereas gross profit margin for the marine catch segment was improved from 9.7% to 18.2% during the same period under review.

Similarly, gross profit grew by 16.4% or $1.9 million, from $11.4 million during the nine months ended September 30, 2008 to $13.3 million during the same period in 2009. However, the gross profit margin for the nine months ended September 30, 2009 dropped by 2.5% to 29.8% from 32.3% during the same period in 2008.

The decrease in overall gross profit margin for the nine months periods under review was largely attributable to the significant increase in sales of marine catch which the gross profit margin is much lower than that of the processed seafood products. Whereas the decrease in gross profit margin for the processed seafood products for the periods under review was mainly due to the inflation and the increase in the costs associated with the packaging materials as explained per above.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertisement and costs for participating in exhibitions.

Our sales and marketing expenses accounted for approximately 0.9% and 1.3% of our total revenue during the nine months ended September 30, 2009 and 2008 respectively. We maintained our marketing efforts along the year so as to strengthen our brand position in both existing and new markets. In this connection, the amount of sales and marketing expenses are relatively stable for the periods under review.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 3.4% and 3.7% of our total revenue during the nine months ended September 30, 2009 and 2008 respectively. The increase in the general and administrative expenses was mainly attributable to the higher payroll costs as a result of hiring some experienced professional staff so as to cope with the expanding operations and the higher R&D costs, including staff and testing materials costs, for development of new products during the year.

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

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.4% and 0.7% of our total revenue during the nine months ended September 30, 2009 and 2008 respectively.

Income before income tax

Our income before income tax increased by $1.7 million or 17.6%, from $9.9 million during the nine months ended September 30, 2008 to $11.6 million during the same period in 2009. The increase was mainly due to the combined effects of the increase in sales of 26.5% and the decrease in gross profit margin by 2.5%, which was partially offset by the increase in the general and administrative expenses, as a result of the factors described above.

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

We have recently received a notice of recognition as enterprise of new and high technology, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for the Company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, we are qualified for a reduced tax rate of 15% on the Company’s income through 2012.

LIQUIDITY AND CAPITAL RESOURCES

We funded our operations through a combination of stockholders’ equity, short-term borrowings and cash generated from our operations. Our cash and cash equivalents as of September 30, 2009 amounted to approximately $31.3 million, a decrease of $0.3 million compared to $31.6 million as of December 31, 2008. Our total indebtedness as of September 30, 2009 comprised of short-term bank loans in the amount of $4.1 million compared to $4.3 million as of December 31, 2008.

A summary of our cash flows for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months ended September 30,
US$’000	2009	2008

Net cash provided by operating activities	1,127	1,433
Net cash used in investing activities	(1,342)	(2,860)
Net cash (used in) provided by financing activities	(225)	3,412
Foreign currency translation adjustment	98	1,977
Net change in cash and cash equivalents	(342)	3,962
Cash and cash equivalents at the beginning of the period	31,640	24,477
Cash and cash equivalents at the end of the period	31,298	28,439

Net cash provided by operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2009 amounted to approximately $1.1 million, a decrease of $0.3 million compared to net cash provided by operating activities for the same period in 2008. The decrease was mainly attributable to the increase in the accounts receivable of $2.4 million for the nine months ended September 30, 2009, which was partially offset by the higher net income earned during the same period in 2009.

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

Net cash used in investing activities

For the nine months ended September 30, 2009, our net cash used in investing activities was approximately $1.3 million, mainly attributable to the addition of fixed assets in relation to the development of new processing plant, the associated machineries and staff quarter.

Net cash (used in) provided by financing activities

Our net cash used in financing activities was approximately $0.2 million for the nine months ended September 30, 2009, a decrease of approximately $3.6 million compared to net cash provided by financing activities for the same period in 2008. The decrease was mainly attributable to the borrowing of short-term bank loans in the first quarter of 2008 for working capital purposes.

Use of proceeds

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to meet up with our current operating expenditures. Working capital at September 30, 2009 totaled $46.0 million, an increase of $9.2 million from our working capital at December 31, 2008 of $36.8 million. The increase in working capital was primarily attributable to the increased net income we realized for the period.

We have financed our expansion plan in 2009 in part from the proceeds raised from the private placement closed on November 17, 2007. The construction of our new facilities, which would increase production capacity by 100%, was just completed and commenced the operation by the end of the third quarter 2009.

As of September 30, 2009 and December 31, 2008, we had short-term bank loans in the aggregate amount of $4,138,879 and $4,289,341, respectively. The weighted average effective interest rate per annum was 5.43% and 7.65% for the three months ended September 30, 2009 and 2008 respectively, payable quarterly. All bank borrowings were secured by certain land use rights, property, plant and equipment. Although we expect that we are able to repay the loans according to the terms of agreement, any default may cause the burden on our land use rights, property, plant and equipment which have been used to secure the payment of the loans.

Apart from the expansion plan discussed above and the commitments set out in the section of “Commitments and Contingencies” herein, we do not have any other material commitments for capital expenditures and other expenditures. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the nine months ended September 30, 2009 was approximately $57,858. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $107,000 in total in the following two years ending September 30, 2010 and 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10 “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10 “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10 “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10 “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Nine months ended September 30,
(%)	2009	2008
Sales
RMB	97.5	94.5
US dollars	2.5	5.5
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at September 30, 2009, the exchange rate was approximately US$1.00 to RMB6.8376. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure. In the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed at the benchmark lending rate for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Interest rates for our short-term bank loans have been decreased quite significantly in the first quarter of 2008 from 7.93% to 5.31% in the third quarter of 2009. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $4.1 million would decrease net income before provision for income tax by approximately $41,000 per annum. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4T.           CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting.

During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We established an Audit Committee, consisting of three independent directors, whose responsibilities include assisting in monitoring our internal controls.

Except for the establishment of the audit committee, there were no other changes in internal control over financial reporting during the period ended September 30, 2009.

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

We are dependent on one major customer. In the event the major customer ceases to purchase or reduce its purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

For the nine months ended September 30, 2009, one customer represented 12.3% of revenue amounting to $5,502,994, with $582,767 of accounts receivable. In the event this customer does not continue to purchase from us or reduce its purchases from us or develop its own ability to manufacture the products that we sell to it, and we are unable to secure new contracts or new customers that can replace the loss of this one customer within a short time frame, our business and profitability may be adversely affected.

For the three months ended September 30, 2009, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood products, we rely on certain of our major suppliers for a significant portion of the supply of fresh seafood. Purchases from our top four suppliers of raw materials accounted for approximately 78% and 76%, of our total purchases of raw materials during the nine months ended September 30, 2009 and 2008, respectively.  In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products and marine catch as a percentage of our total sales for the three and nine months ended September 30, 2009 were as follows:

	Three months ended September 30,				Nine Months ended September 30,
	2009		2008		2009		2008
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	12,099	90.3	10,896	94.8	37,553	84.0	33,192	93.9
Marine catch	1,294	9.7	600	5.2	7,144	16.0	2,154	6.1
Total	13,393	100.0	11,496	100.0	44,697	100.0	35,346	100.0

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 2.5% of our total sales in the nine months ended September 30, 2009. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. These distributors sub-distribute our dried processed seafood products to retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. At September 30, 2009, the closing exchange rate was approximately US$1.00 to RMB6.8376. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Pengfei Liu, Chief Executive Officer
Dated: November 12 , 2009	(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: November 12, 2009	(Principal financial officer)