Form 10-K/A
period 2008-12-31
CHINA MARINE FOOD GROUP LTD
filed 2010-03-19
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

[Missing Graphic Reference]

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Nature of Amendment –

The Registrant is amending the certifications in Exhibits 31.1 and 31.2 to include certifications required by Item 601(b)(31) of Regulation S-K regarding internal controls in paragraph 4 of such exhibits that were omitted from the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as previously filed.   There are no other changes to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/Pengfei Liu
Dated: March 18, 2010	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: March 18, 2010	(Principal financial officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

/s/Pengfei Liu
Dated: March 18,2010	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

Dated: March 18, 2010	/s/ Marco Hom Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
(Principal financial officer and principal accounting officer)

Dated: March 18, 2010	/s/ Weipeng Liu
Weipeng Liu, Executive Director

Dated: March 18, 2010	/s/ Xiaochuan Li
Xiaochuan Li, Director

Dated: March 18, 2010	/s/ Changhu Xue
Changhu Xue, Director

Dated: March 18, 2010	/s/ Honkau Wan
Honkau Wan, Director