Form 10-K
period 2009-12-31
CHINA MARINE FOOD GROUP LTD
filed 2010-03-22
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-40790

CHINA MARINE FOOD GROUP LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	87-0640467
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405  of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐. No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,849,301 based on the closing sale price of $3.47 as reported on the OTC Bulletin Board. As of March 15, 2010, there were 28,393,650 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

China Marine Food Group Limited

FORM 10-K

For the Year Ended December 31, 2009

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A. “Risk Factors” and PART  II. ITEM 6 "Management's Discussion and Analysis or Plan of Operation" included herein.

PART I.

ITEM 1.	Business

Overview

Through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology’) and its subsidiaries, Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd.(“Jixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”), we engage in the business of processing, distribution and sale of processed seafood-based snack foods, as well as the sale of fresh and frozen marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets. In 2010, we also became a manufacturer of algae-based soft drinks through our acquisition of Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”).

Our dried and flavored seafood-based snack foods are predominantly sold under our registered trademark, the “Mingxiang” brand. These products are sold to 19 exclusive distributors in seven provinces in the PRC, including Fujian, Guangdong, Jiangsu, Shandong, Zhejiang, Liaoning and Sichuan and in turn sub-distributed to 2,200 retail points in the PRC (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. Our frozen processed seafood products are sold to both domestic and overseas customers. Founded in 1994, China Marine has grown steadily and positioned its "Mingxiang" brand as a category leader. We have received "Famous Brand" and "Green Food" awards. Our marine catch is sold to overseas customers and distributors in Fujian, Shandong and Liaoning provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Our business premises, including our production plant, cold storage facility, office tower and staff dormitory, are located close to Xiangzhi Port, the largest fishing port in Fujian Province, which is one of the largest coastal provinces in the PRC and a vital navigation hub between the East China Sea and the South China Sea.

On January 1, 2010, Mingxiang acquired shares representing 80% of the registered capital stock of Xianghe.  Xianghe is a manufacturer of the branded Hi-Power algae-based soft drinks. Xianghe has developed a network of distributors with exclusive territories in Fujian, Zhejiang, Guangdong and Hunan which sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry. In addition to the distribution network which Xianghe has developed, we intend to integrate the beverage product into Mingxiang’s distribution network.

Our principal executive offices are located at Da Bao Industrial Zone, Shishi City, Fujian, China, 362700, and our telephone number at that location is 86-595-8898-7588.

Our Corporate Structure

We are a holding company organized under the laws of Nevada and Ocean Technology is a holding company organized under the laws of Hong Kong. The other subsidiaries are organized under the laws of the PRC. All subsidiaries are wholly-owned except for Xianghe, the beverage company, in which we own an 80% interest.

Our Corporate History

We were incorporated in the State of Nevada on October 1, 1999 under the name New Paradigm Productions, Inc. to engage in the production and marketing of meditation music and related supplies.

Starting January 1, 2000, we commenced a private placement of our common stock in reliance upon an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. We offered 100,000 shares of our common stock at $0.35 per share to certain accredited investors. The offering closed in March 2000 and we raised gross proceeds in the amount of $35,000.  Pursuant to a registration statement on Form SB-2 that was declared effective on October 26, 2000, we sold 77,000 shares of our common stock, raising a total of $77,000 in gross proceeds.

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

We discontinued our principal operations as of December 2002 and have been, until our reverse acquisition with Ocean Technology on November 17, 2007 described below, investigating potential acquisitions or opportunities.

Acquisition of Ocean Technology and Related Financing

On November 17, 2007, we completed a reverse acquisition transaction with Ocean Technology through a share exchange with Ocean Technology’s former stockholders. Pursuant to the share exchange agreement, the shareholders of Ocean Technology exchanged 100% of their outstanding capital stock in Ocean Technology for approximately 15,624,034 shares of our common stock, or approximately 93.15% shares of our outstanding common stock after the share exchange. In connection with the share exchange, a majority of our shareholders of record as of November 16, 2007 approved a resolution by our board of directors to change our name from New Paradigm Productions, Inc. to China Marine Food Group Limited. The name change became effective on January 9, 2008 upon the filing of a Certificate of Amendment to our Amended Articles of Incorporation with the State of Nevada on the twentieth day following the mailing of a Definitive Information Statement to our shareholders. Concurrently with the closing of the reverse acquisition on November 17, 2007, we completed a private placement of our securities to certain accredited investors who subscribed for units consisting one share of common stock and a warrant to purchase one-fifth of one share of our common stock. The investors subscribed for aggregate of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of our common stock at $3.214 per unit. The units were offered and sold pursuant to from registration under the Securities Act, including without limitation, Regulation D and Regulation S promulgated under the Securities Act. Each warrant issued to the investors has a term of three years and is exercisable at any time for a price equal to $4.1782 in cash or on a cashless exercise basis.

In connection with the private placement, our principal stockholder, Pengfei Liu, entered into a make good agreement pursuant to which Mr. Liu agreed, subject to certain conditions discussed below, to place into an escrow account, 6,199,441 shares of common stock of the Company he beneficially owns. If we had not generated net income of $10.549 million for the fiscal year ending December 31, 2008, up to 50% of the shares held in escrow would have been transferred to the private placement investors. If we did not generate net income of $14.268 million for the fiscal year ending December 31, 2009, the remaining shares held in escrow would have been  transferred to the private placement investors, on a pro rata basis.  Since the net income for 2008 and 2009 met  the minimum net income thresholds, no transfer of the escrowed shares was made to the private placement investors.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Ocean Technology as the acquirer and China Marine Food Group Limited as the acquired party. When we refer herein to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Ocean Technology on a consolidated basis unless the context suggests otherwise.

On January 25, 2010, we sold an aggregate of 4,615,388 shares of common stock for an aggregate purchase price of $30,000,022 at a price of $6.50 per share pursuant to a shelf registration statement on Form S-3.

Background History of Ocean Technology

Prior to the establishment of Mingxiang, Pengfei Liu, our founder, Executive Chairman and CEO of our Company, was engaged in the trading of marine catch from 1983 to 1994, where he bought marine catch from local suppliers and sold them to seafood traders in other regions such as Zhejiang Province.

In March 1994, Mr. Liu, through his company Shishi City Xiangzhi Dabao Seafood Processing Factory, entered into a joint venture with Zhoushan Fishery Processing Factory to establish Mingxiang, to engage in the processing and sale of seafood products. Mingxiang established its place of business close to Xiangzhi (Shishi) Port, which is one of the largest fishing ports in the Fujian Province, occupying premises with a land area of about 3,300 sq. m. Mingxiang then commenced business as a small enterprise processing and supplying roasted file fish to customers in Fujian and Zhejiang Provinces.

Our business grew steadily between 1994 and 1997. In 1997, to protect the goodwill that had been built up for our products sold under our “Mingxiang (明祥)” brand, we registered the “Mingxiang” brand in the PRC as a trademark. The trademark covers marine food products such as dried fish slices, roasted shelled prawns and shredded squid.

In 1998, we added shredded roasted squid to our range of products and expanded our production facilities to occupy a land area of about 8,000 sq. m. At that time, we employed about 40 employees. We also commenced the construction of cold storage facilities occupying a land area of about 2,000 sq. m. and with a storage capacity of 1,000 tons.

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

In 2000, we expanded our product range to include roasted prawns. We also acquired an additional land of about 7,300 sq. m. at our business premises to build additional production facilities as well as office and staff dormitory facilities.

Through a series of equity transfers agreements from 1996, Mr. Liu and his spouse Yazuo Qiu acquired full control of Mingxiang in 2001. With the change in shareholders’ control and the expanded scope of business to include export activities, we obtained a new business license for Mingxiang on April 9, 2001. In the same year, we obtained an import-export license from the Fujian Province International Trade Cooperation Bureau. We believe we were one of the first domestic companies in the processed seafood industry in Quanzhou City, Fujian Province to obtain this license. This was a significant milestone in our history as the license allowed us to export these products to foreign markets. In the same year, we commenced the export of our processed seafood products to Japan.

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

In 2002, our “Mingxiang” brand was recognized as a “Fujian Province Famous Brand”. In June of the same year, we commenced our marine catch business, through the chartering of two fishing vessels with an aggregate net tonnage of 44 tons.

In 2003, we commenced the export of our dried processed seafood products to the Russian market. In May 2004, Ocean Technology, a company incorporated in Hong Kong and wholly-owned by Mr. Liu, established Rixiang, a limited liability company with a registered capital of US$1,000,000. Rixiang carried on the main businesses of processing and storage of marine food and marine catch. Since January 2005, Rixiang has been the operating subsidiary of our Company.

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

In November 2009, Mingxiang won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian.   Covering an area of 8,691.4 sq. m., the land is located next to the fishing port and the Registrant’s processing facilities in Shishi City. We plan to build cold storage facilities on the land with a capacity of approximately 20,000 tons. We intend to complete the construction in late 2010.  See “Description of Business - Production Facilities and Process.”

In November 2009, Mingxiang entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing, the former sole shareholder of Xianghe. Under the Option Agreement, Mingxiang loaned Xianghe  RMB180,500,000 (approximately $26,400,000). In consideration for the loan, Mingxiang received the option to buy shares from Mr. Qiu representing eighty percent (80%) of Xianghe. The purchase price payable to Mr. Qiu consisted of RMB9,500,000 (approximately $1,400,000) payable by Mingxiang and RMB180,500,000 (approximately $26,400,000) payable by Xianghe. On January 1, 2010, Mingxiang exercised its option to acquire eighty percent (80%) of the registered capital stock of Xianghe.  In addition to the current distribution network which Xianghe has developed, we intend to integrate the beverage product into Mingxiang’s distribution network. Xianghe began operations in June 2009.

We have grown from a domestic market-oriented seafood enterprise with over 80 employees in 2003 into a medium-sized nationwide seafood enterprise with advanced processing facilities and equipment. As of December 31, 2009, we had 769 employees. Our employees currently include 11 research and development staff.

OUR PRINCIPAL PRODUCTS AND THE MARKET

We are a seafood producer engaged in the processing, distribution and sale of processed seafood products under our “Mingxiang” brand, as well as the sale of marine catch. In 2010, we also became a manufacturer of algae-based soft drinks through our acquisition of Xianghe.

Our business philosophy may be summarized in the following phrase:

“To achieve benefits through innovation, and to develop new markets through branding”

Our dried processed seafood products are predominantly sold under our registered trademark, the “Mingxiang (明祥)” brand. These products are sold through 19 distributors in seven provinces in the PRC such as Fujian, Guangdong, Jiangsu, Shandong, Sichuan,  Zhejiang and Liaoning and in turn sub-distributed to about 2,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. In September 2009, we reached agreement with a Hong Kong-based confectionary store chain which will use our seafood snack foods exclusively for a private label program for chain’s planned 300 store roll-out in the PRC in 2009. Our frozen processed seafood products are sold to both domestic and overseas customers. Our marine catch is sold to overseas customers and distributors in Fujian, Shandong and Liaoning provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Our business premises are located close to Xiangzhi (Shishi) Port, the largest fishing port in Fujian province and one of the state-level fishing port centers. We have also been designated as a state base for the quality control testing of marine products in Fujian Province.

Our branded “Hi-Power” algae-based soft beverage product was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Science in coordination with Xianghe’s founder, Qiu Shang Jing. Hi-Power beverage is marketed as a high-protein drink, low in calories and fat. Our target market focuses on middle class health-conscious consumers in China’s fast-growing beverage market. We have developed a network of exclusive distributors in Fujian, Zhejiang, Guangdong and Hunan provinces in China, which sell our Hi-Power beverage product to retail food stores, restaurant food supply dealer and hospitality industry in their respective distribution territories.

Our objective is to establish ourselves as a leading producer of processed seafood and algae-based soft drink products in the PRC and overseas markets.

Processed Seafood Products

Using a combination of Japanese traditional seafood processing methods and modern scientific seafood processing techniques, our product development efforts during the period under review have yielded 25 processed seafood products comprising dried seafood products such as roasted squid, roasted file fish, roasted prawns, shredded roasted squid, smoked eel, barbecued squid, sliced barbecued squid, sliced roasted octopus, spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head as well as frozen processed seafood products. Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, occupying a total land area of 17,600 sq. m. This includes cold storage facilities with a total storage capacity of 2,020 tons. We have five production lines for the processing of our roasted file fish, roasted prawns, shredded roasted squid, roasted squid and smoked seafood products and one production line for frozen processed seafood products.

We have established sales networks in various large and medium sized cities in the PRC and our export markets, such as Japan, Philippines, Ukraine and Papua New Guinea.. We believe our products are sold by some of our distributors to end-consumers in South Korea and Taiwan. Our dried processed seafood products are mainly sold in supermarkets in Fujian and Zhejiang Provinces and their surrounding areas, and through our sales network through 19 distributors, each of whom have its own sales network and are authorized by us to distribute our products exclusively in a specific vicinity.

Our sales to domestic and foreign markets for the fiscal years ended December 31, 2009, 2008 and 2007 are set out below:

Dried Processed Seafood Products

	Year ended December 31,
	2009	2008	2007
	(%)	(%)	(%)
PRC sales	100.0	99.2	99.3
Export sales (1)	0.0	0.8	0.7

Notes:
(1)	The decrease in export sales was mainly due to our increased marketing efforts in the PRC, which resulted in higher domestic sales.

Frozen Processed Seafood Products
	Year ended December 31,
	2009	2008	2007
	(%)	(%)	(%)
PRC sales (1)	0.0	48.9	100.0
Export sales (2)	0.0	51.1	0.0

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

Our credit-worthiness, quality and processed seafood products have received considerable acknowledgement and favorable feedback from the public. Please refer to the section “Awards and Certification” for further details of the awards and certifications that we have received.

Today, our products are exported to many countries including Japan, Philippines, Ukraine and Papua New Guinea. We are a State-designated base for quality assurance testing of marine products. Please see the section “Quality Assurance” for more details.

Marine Catch

In 2006 and 2007, we engaged in the sale of marine catch. We worked with local fishermen and chartered six fishing vessels with an aggregate net tonnage of 256 tons, to harvest marine catch from the East China Sea and the Taiwan Strait. Our marine catch was harvested from the deep seas and was not bred through aquaculture.

The marine catch was sold to overseas customers and seafood traders in Fujian, Shandong and Liaoning provinces, the PRC, some of whom directly export the marine catch to South Korea and Taiwan. To preserve the freshness of the marine catch sold to our customers, we constantly packed the harvested marine catch in ice and endeavored to deliver the marine catch to our customers within the shortest time practicable. Upon the return of the vessels to Xiangzhi (Shishi) Port, a small proportion of the marine catch was sold to our customers at Xiangzhi (Shishi) Port itself, and the rest was transported back to our business premises at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province for further sorting and packing. Thereafter, most of our marine catch was collected by our customers at our business premises, and a small proportion was transported to our customers at their respective destinations.

Due to the nature of the fishing operations, the size of a customer’s order typically depends on the volume of marine catch that the fishing vessels harvest in a fishing trip. A customer therefore typically places an order only after receiving information as to the volume of marine catch harvested in a fishing trip. Our marine catch is priced based on market price, fishing yield and seasonality. We believe these factors do not cause substantial fluctuations in the prices of our marine catch.

Starting from 2008, we did not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Fujian, Shandong and Liaoning provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Our Products

Our products can be divided into three main categories, namely (1) processed seafood products; (2) marine catch; and (3) “Hi-Power”algae-based beverage product. The production of the processed seafood products and marine catch are undertaken by our subsidiary, Rixiang and the production of algae-based beverage product is undertaken by our subsidiary, Xianghe.

The following table sets out some of our main products, as well as the main markets in which they are sold:

Processed Seafood Products	Products / Species	Main Markets Markets in the PRC	Foreign Markets

(a) Dried processed seafood products
Roasted file fish, shredded roasted squid, roasted squid, smoked eel, roasted prawn, barbecued squid, sliced barbecued squid, sliced roasted octopus, spicy sliced octopus, spicy baby squid, spicy sliced squid, spicy squid head

		Zhejiang Province Fujian Province Shandong Province Greater Shanghai Region Guangdong Province Sichuan Province Liaoning Province	Japan and Ukraine
(b) Frozen processed seafood products	Cuttlefish, octopus, pomfret, shelled prawns, sliced squid	Shandong Province (for sale in South Korea) Fujian Province (for sale in Taiwan)	Philippines and Papua New Guinea

Marine Catch	Cuttlefish (Sepia esculenta), hairtail fish (Trichiurus japonicus), Japanese butter fish (Psenepis Anomala), squid (Loligo bleekeri), horse mackerel	Fujian Province (for sale in Taiwan) Shandong Province (for sale in South Korea) Lianoing Province	Philippines and Papua New Guinea

“Hi-Power” Algae-Based Beverage Product		Fujian Province Zhejiang Province Guangdong Province Hunan Provinces	Nil

Processed Seafood Products

We purchase fresh seafood, the primary ingredient from which our dried and frozen processed seafood products are manufactured, from fishermen and traders. Our raw materials are stored in cold storage facilities located at our production facilities. The production processes of our dried and frozen processed seafood products are described in further detail under the section “Production Facilities and Process”.

Dried Processed Seafood Products

Roasted file fish	Roasted squid	Roasted prawn	Smoked eel

The main dried processed seafood products manufactured by us are roasted file fish, shredded roasted squid, roasted squid, roasted prawn and smoked eel.

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

“Hi-Power” Algae-Based Beverage Product

“Hi Power” drink is high in protein and low in calories and fat.

Production Facilities and Process

The production of our dried and frozen processed seafood products is carried out at our production facilities in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province. At December 31, 2009, we own five production lines for the manufacture of dried processed seafood products and one production line for the manufacture of frozen processed seafood products. After the upgrade of our production facilities in 2009, the maximum annual production capacities of our production lines increased to about 19,000 tons of dried processed seafood products and 1,000 tons of frozen processed seafood products. The construction of our new facilities was completed and commenced full operation by the third quarter end of 2009. We also own cold storage facilities with cold storage capacity of 2,020 tons.

On November 6, 2009, Mingxiang won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. Covering an area of 8,691.4 sq. m., the land is located next to the fishing port and our processing facilities in Shishi City. The fishing port in Shishi is one of the five largest fishing ports in the PRC. The purchase price for the land use right is RMB 15.55 million ($2.28 million), of which 50% ($1.14 million) will be paid within 20 days and the balance ($1.14 million) within 60 days. We plan to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh seafood catch to be processed into seafood products. We intend to finance the total estimated $20 million in land use right and construction costs from funds generated by operations and expect to complete the construction in late 2010. Closing of the acquisition is subject to execution of a formal agreement with the local land and resources department, which agreement was executed in late 2009.

We place great emphasis on quality assurance at every stage of our production process and have clearly defined procedures to manufacture products of consistently high quality. Please refer to the section “Quality Assurance” for more details.

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

6.
Marinating and adding flavoring. Other ingredients such as salt, sugar and spices are then added in the required amounts according to our recipes, left to marinate for a set period and mixed at stipulated intervals.

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

“Hi-Power” Algae-Based Beverage Product

The key stages of our production process for our “Hi-Power” algae-based beverage products are as follows:

1.	Procurement of raw materials. Choose and buy natural algaes as raw materials from unpolluted sea areas.

Samples are taken from each batch of raw materials by way of random sampling and sent to the quality control department where physical (e.g. visual inspection), chemical and micro-organism tests are conducted. Raw materials which cannot meet our requirements are rejected.

2.	Cleaning. The algaes are cleaned to remove sediment and impurities.

3.	Stewing. The algaes are stewed in water at ratio of 30:70 at 80°C for 3 to 5 hours.

4.	Enzymolysis. Adding a certain amount of enzyme into stewed algae juice for enzymolysis at 50-60°C for 1 to 2 hours.

5.
Filtration and decolorization. After enzymolysis, the stewed algae juice will go through a process of filtration in the ultrafiltration machine. The filtered algae juice will become clear, transparent and free from impurities. The transparent algae juice will then be pumped into the resin tank for process of decolorization.

6.	Blending. The processed algae juice should be blended with the extract of honeysuckle, bamboo leaves, licorice and other auxiliary materials in accordance with a pre-defined formula.

7.	Heating and homogenizing. Using the tubular heater to heat the blended algae juice at 80-90°C for 5-10 seconds and then put it into the homogenizer at 20Mpa.

8.	Filtration. Put the drinks into 1μ filter for filtration.

9.	Canning. Washing the can, before canning and sealing by using the automated canning machine.

10.	Sterilization. Sterilizing the canned drinks with a sterilizing pot. Temperature should be controlled at 125°C for 15 minutes.

11.
Cooling. Cooling the drinks by using the spray cooling method at 30-40°C. Tune the production date and shelf life. Regular check on coding and ensure the accuracy of coding position. Packaging should refer to the specification of daily order requests.

12.	Delivery. The drinks can be sold and delivered.

Awards and Certifications

As testimony to the quality of our products, our credit worthiness in the PRC business community as well as our management capabilities, we have received several awards and certification in the course of our history, as listed below:

Year	Subsidiary	Award	Period	Awarding Body	Significance

November 2001	Mingxiang	Branded Products (fresh roasted prawn, roasted file fish, shredded squid)	2001	2001 China International Agriculture Expo	Recognition of our brand and our branding efforts
December 2001	Mingxiang	National Brand-making Leading Enterprise	-	Ministry of Agriculture, China	Recognition of our efforts to create our brand and increase brand-awareness of our products

January 2002	Mingxiang	Green Consumer Recommendation	2002 - 2003	Fujian Consumer Committee	Recognition of our product quality, environmental friendly products, integrity in our dealings with consumers

April 2003	Mingxiang	Leading Corporation in Processing Agricultural Products (Province level)	-	Fujian Village Enterprise Bureau	Recognition of our efforts and contribution in the development of processed agricultural products

April 2003	Mingxiang	A-Grade Tax Payer	2004 - 2005	Quanzhou District Tax Bureau

August 2003	Mingxiang	Quanzhou Contract-Abiding Creditworthy Enterprise	2001 - 2002	Quanzhou Civil Administration	Recognition of integrity in our operations and commercial dealings

September 2003	Mingxiang	Fujian Province Aquatic Industrialization Leading Enterprise	2003 - 2004	Fujian Province Marine Fisheries Bureau, Fujian Department of Finance	Recognition of our efforts and contribution in the development of processed agricultural products

May 1, 2007	Mingxiang	Green Food – roasted file fish	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 1, 2007	Mingxiang	Green Food – dried shredded squid	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 1, 2007	Mingxiang	Green Food – frozen fish	May 2007 - April 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 1, 2007	Mingxiang	Green Food – roasted king prawn	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted file fish	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – dried shredded squid	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted yellow croaker	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted prawn	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted shredded squid	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted fish bones	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted squid	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – squid slices	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2007	Rixiang	Green Food – roasted searobin fillet	May 2007 - May 2010	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

January 2004	Mingxiang	Civilized and Creditworthy Enterprise	2002 -2003	Shishi City Government Civilization Bureau, Shishi City Economic Bureau, Shishi National Tax Bureau, Shishi District Tax Bureau	Recognition of our regard for integrity in our operations, our creditworthiness and contribution to the economy
January 2004	Mingxiang	Quanzhou Agricultural Industrialization Leading Enterprise	January 2004 - December 2006	Quanzhou Department of Agriculture, Quanzhou Finance Bureau	Recognition of our efforts and contribution in the development of processed agricultural products

September 2008	Mingxiang	Key Leading Enterprise (Province level)	2008 - 2009	Fujian Province Agriculture Industrialization Leading Group	Recognition of our efforts and contribution in the development of processed agricultural products

December 2006	Mingxiang	A-Grade Tax Payer Credit Enterprise	2004 - 2005	Quanzhou National Tax Bureau, Quanzhou District Tax Bureau	Recognition of our tax creditworthiness

December 2004	Mingxiang	National Foodstuff Industry Excellent Leading Enterprise	2003 - 2004	China Foodstuff Industry Association	Recognition of quality of our products

May 2008	Mingxiang	2008 “AAA” bank-rated Creditworthy Enterprise	Valid until April 30, 2009	China Agricultural Bank, Fujian Branch	Recognition of the quality of our enterprise, economic standing, operational efficiency and potential for growth

September 2008	Mingxiang	Fujian Province Famous Brand	Valid for 3 years	Fujian Province Branded Products Authentication Committee	Recognition of our brand and our branding efforts

DISTRIBUTION

Processed Seafood Products

Sales and Marketing

Our sales and marketing team comprises 24 employees, headed by our Executive Chairman, Director and CEO Mr. Pengfei Liu. The team is responsible for monitoring domestic sales, which includes co-coordinating orders from customers as well as distributing our products to the customers.

Distribution Network

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. Our products are exported to various countries, including Japan, Philippines, Ukraine and Papua New Guinea. We believe our products are sold by some of our distributors to end-consumers in South Korea and Taiwan.

As of December 31, 2009, we have 19 distributors in seven provinces in the PRC, namely Fujian, Guangdong, Jiangsu, Shandong, Zhejiang, Sichuan and Liaoning, as follows:

Province	No. of Distributors
Fujian	6
Guangdong	1
Jiangsu	1
Shandong	2
Zhejiang	7
Liaoning	1
Sichuan	1

Total	19

These distributors in turn sub-distribute our dried processed seafood products to over 2,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces.

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

We select each distributor based on four criteria:

a.
Strong Financial Background. We require the distributor to provide us with its most recent audited financial statements so we may verify whether its financial status is strong and healthy. We further require the distributor to settle the bills in cash, without offering any credit terms, in the first year of doing business with us.

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

We appoint different distributors for different products in different regions in the PRC and in various overseas markets.

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

In addition to selling products under our brands, we have also begun to distribute products under private labels. In September 2009, we reached agreement with a Hong Kong based confectionary store chain which used our seafood snack foods exclusively for a private label program for the chain’s planned 300 store roll-out in China in 2009.

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

“Hi-Power” Algae-Based Beverage Product

Sales and Marketing

Our sales and marketing team comprises 12 employees, headed by our Executive Chairman, Director and CEO Mr. Pengfei Liu. The team is responsible for developing and implementing the Company’s overall development and promotional strategy for our algae-based beverage products, which includes co-coordinating orders from customers as well as distributing our products to the customers.

Distribution Network

Xianghe has developed a network of distributors with exclusive territories in Fujian, Zhejiang, Guangdong and Hunan provinces, which sell Hi-Power to retail food stores, restaurant food supply dealers and the hospitality industry and we intend to integrate the beverage product into Mingxiang’s distribution network.

NEW PRODUCTS

Peptide and Protein Products

On April 28, 2006, our subsidiary Rixiang entered into a memorandum of understanding for collaboration with the Ocean University of China’s Food Sciences and Engineering Institute for the development of: (1) bioactive peptide products from leftovers of aquatic processed products; and (2) collagen protein and collagen peptide protein products from fish skin. For details, please see “Research and Development”.

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

To the best of our knowledge, our principal competitors within the PRC are the following major seafood product manufacturers in the PRC:

Business	Principal Competitors
Dried and Frozen Processed Seafood Products	(1) China Aquatic Zhoushan Marine Fisheries Corporation; and (2) Liaoning Dalian Seafood Industry Group Co., Ltd. Both in terms of their size and operations.

Marine Catch Products	(1) Fujian Seafood Industry Co., Ltd; and (2) Fujian Huayang Aquatic Products Group Co., Ltd. Both in terms of their geographical proximity to our customer base.

“Hi-Power” Algae-Based Beverage Product	No direct competitor.

There may be companies based in other countries which offer a similar product range as we do but which currently operate in different markets from us. In the future, we may face competition from these companies as we expand into their markets and vice versa.

Competitive Strengths

We believe that our competitive strengths are as follows:

1.	We have a wide distribution network

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. We have 19 distributors in seven provinces in the PRC such as Fujian, Guangdong, Jiangsu, Shandong, Zhejiang, Sichuan and Liaoning. These distributors in turn sub-distribute our dried processed seafood products to over 2,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. We also have a strong overseas customer base in various countries including Japan, Philippines, Ukraine and Papua New Guinea.

Besides, Xianghe has developed a network of distributors with exclusive territories in Fujian, Zhejiang, Guangdong and Hunan which sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry. We also intend to integrate the Hi-Power algae-based soft drinks into our distribution network.

Please refer to the section “Major Customers” for further details.

2.	We have an established brand name and track record

We have been involved in the production of processed seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award. In addition, we have also obtained the “Green Food” award in respect of our roasted file fish, shredded roasted squid, roasted king prawn and frozen fish products. This attests to the established standing of our “Mingxiang” brand and the high quality of our products. We have also received several other awards and accreditations as described in the section “Awards and Certifications”. We believe such accolades attest to our established reputation in the industry.

We also believe that our established track record in the processed seafood industry instills confidence in our products and attracts new customers from South Korea, Japan, Taiwan, Ukraine  and  Papua New Guinea, and potential customers from the European Union. Our stable customer base and large distributor network in Fujian province and Zhejiang province have enabled our Company to introduce new products into these markets in a shorter time and gain quicker market acceptance and recognition.

3.	We develop high quality products

We use fresh seafood as the primary ingredient for our processed seafood products. Our superior recipes and production know-how enable us to develop and produce products with high-quality taste and texture and which are well-received by end-consumers.

We have been awarded HACCP certification and have obtained the EU export registration, which enable us to export our products to the US and the EU, respectively. In addition, our products, namely our roasted file fish, shredded roasted squid, roasted squid, roasted prawn and frozen fish have been certified as “Green Food”, a recognition that the production of our products is carried out under certain sanitary conditions with limited use of chemical additives. We believe we are one of the first companies in the seafood industry in Fujian Province to be awarded this certification, which is a further testament to the quality of our products.

4.	We have a strong leadership as well as a dedicated and experienced management and procurement team

Our Company is led by our Executive Chairman and CEO, Pengfei Liu, who has more than 30 years of experience in the seafood industry. Mr. Liu’s drive and passion have been instrumental in our success to-date. He has conceptualized and implemented our strategies in the past and successfully led us in our transition from a small and local seafood enterprise to a nationwide seafood enterprise with advanced seafood processing facilities.

Mr. Liu is ably supported by a team of experienced managers, most of whom have an average of five to ten years’ experience in their respective fields. These personnel support our Executive Chairman and CEO in charting and managing our growth. We believe the members of our procurement team have a strong grasp and good understanding of industry trends, market cycles and seasonal factors, and have the ability to discern and procure high-quality seafood at reasonable prices.

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

Besides, Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu Shang Jing, who has been engaged in the natural algae industry for over 10 years time and he has a profound expertise on algae products. In addition, Xianghe has an experienced management team and its management and other employees will continue to work at Xianghe after the acquisition.

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

Regarding the percentage of sales represented by each party listed above; please refer to the section “Major Customers” for details.

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

7.	We have strong research and development capabilities

We place strong emphasis on the quality of our products and on our ability to develop new products. To ensure that our products are well-received by our customers and consumers, we have carried out research and development to improve the taste, texture and packaging of our processed seafood products. Through our research and development efforts, we have developed new products and improved the quality of our existing products, which have been well-received by our customers and consumers. These products include our crispy fish-bone snacks, roasted squid and roasted prawns, spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head.

Our strong product development capabilities allow us to constantly introduce new products into the market and maintain consumer interest and loyalty in our “Mingxiang” brand products.  We believe that our strategic collaboration with the Ocean University of China will further strengthen our research and development capabilities.

Besides, Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder. We will leverage the strong research and development capabilities from the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences together with the Ocean University of China on product development going forward.

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

MAJOR SUPPLIERS

The following table sets out our five major suppliers of raw materials for processed seafood products and marine catch for the years ended December 31, 2009, 2008, and 2007:

	As a Percentage of Our Purchases of Raw Materials (%)
	Year ended December 31,
	2009	2008	2007
Shishi City Tianwang Seafood Products Trading Proprietor	27.8	23.6	21.8

Shishi City Fugui Seafood Products Trading Proprietor	20.8	20.5	18.5

Jinjiang City Shenhu Town Hongyuan Seafood Products Trading Proprietor	18.0	17.0	17.6

Dalian Kangwei Trading Company Limited	14.4	—	—

Shishi City Dongfan Seafood Products Trading Proprietor	9.3	—	—

Dalian Xinghai Import & Export Co., Ltd.	—	17.9	—

Shishi City Huali Seafood Products Trading Proprietor	—	11.8	16.4

Shishi City Nanfu Seafood Products Wholesale Proprietor.	—	—	15.6

TOTAL	90.3	90.8	89.9

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

Before 2005, we mainly sourced for supplies of fresh fish and other seafood directly from various fishermen when their trawlers docked at the ports. For convenience and greater savings in procurement expenses, from 2005 onwards we sourced our supplies from major suppliers only. Therefore the percentage of our purchases from the major suppliers has increased significantly since 2005.

Though certain of our major suppliers accounted for more than 8% of our total purchases individually for the fiscal years ended December 31, 2009, we believe we are able to source our raw materials from alternative suppliers should the need arise.

The following table sets out our five major suppliers of purchases for the production of algae-based beverage product for the years ended December 31, 2009:

As a Percentage of Purchases (%)
Year ended December 31, 2009
Fujian Fuzhen Metal Packaging Company Limited	61.6
Qing Dao Ming Yue Algae Group Company Limited	14.4
Zhangzhou Baoxian Food and Beverage Company Limited	14.2
Shishi City Jinhong Paper Products Company Limited	6.0
Damin Food (Zhangzhou) Company Limited	3.6
TOTAL	99.8

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

MAJOR CUSTOMERS

The following table sets out our major customers accounting for 5.0% or more of our Company’s sales of processed seafood products and marine catch for the year ended December 31, 2009, 2008 and 2007:

		As a Percentage of Our Sales (%)
		Year ended December 31,
	Products	2009	2008	2007

Dalian Jiyang Import and Export Co., Ltd. (1)	Marine catch, namely cuttlefish, squid, hairtail fish	16.9	—	—

Wenzhou Rixin Foodstuff Co., Ltd. (2)	Dried processed seafood products	7.3	9.5	9.8

Wenling City Xingfeng Foodstuff Co., Ltd. (3)	Dried processed seafood products	7.2	10.4	8.9

Zhejiang Ruian Laodu Seafood Wholesale Proprietor (4)	Dried and frozen processed seafood products	6.0	8.7	9.3

Fuzhou Chaohui Foodstuff Company (5)	Dried processed seafood products	5.8	9.0	7.9

Shanghai City Yangpu Area Xianghui Seafood Products Company (6)	Dried processed seafood products	5.5	—	—

Shenzhen City Agricultural Products and Fenghu Specialty and Dried ProductsTown Rifenglong Company (7)	Dried processed seafood products	5.5	—	—

		As a Percentage of Our Sales (%)
		Year ended December 31,
	Products	2009	2008	2007

Jinjiang City Dongshun Seafood Products Trading Proprietor (8)	Marine catch, namely cuttlefish, squid, hairtail fish	5.1	—	—

Qingdao Haizhan Seafood Co., Ltd (9)	Dried and frozen processed seafood products	—	7.3	9.9

Shenjiamen Liyizhougan Seafood Products Trading Proprietor (10)	Dried and frozen processed seafood products	—	6.6	—

Zhoushan City Maoyuan Foodstuff Import and Export Co., Ltd. (11)	Dried and frozen processed seafood products	—	5.9	—

Zhouriyu Seafood Products Trading Proprietor (12)	Dried and frozen processed seafood products	—	5.4	—

TOTAL		59.3	62.8	45.8

Notes:

1)
Dalian Jiyang Import and Export Co., Ltd. is a trader of goods and import of technology in China, and has, to the best of our knowledge, a distribution network of about 19 retailers and a sales workforce of about 8 people. It has been our customer since 2008 and our sales to Dalian Jiyang Import and Export Co., Ltd. increased due to the increasing of import and export trades..

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

6)
Shanghai City Yangpu Area Xianghui Seafood Products Company is a trader of stereotypes packaged and non-direct import food products, has, to the best of our knowledge, a distribution network of about 688 retailers and a sales workforce of about 16 people. It has been our customer since 2007. Our sales to Shanghai City Yangpu Area Xianghui Seafood Products Company increased due to increasing market demand.

7)
Shenzhen City Agricultural Products and Fenghu Specialty and Dried Products Town Rifenglong Company is a trader of cooked and dried seafood products, has, to the best of our knowledge, a distribution network of about 398 retailers and a sales workforce of about 19 people. It has been our customer since 2007. Our sales to Shenzhen City Agricultural Products and Fenghu Specialty and Dried Products Town Rifenglong Company increased due to increasing market demand.

8)
Jinjiang City Dongshun Seafood Products Trading Proprietor is a wholesaler of seafood products, has, to the best of our knowledge, a distribution network of about 2 retailers and a sales workforce of about 9 people. It has been our customer since 2003. Our sales to Jinjiang City Dongshun Seafood Products Trading Proprietor increased due to increasing market demand.

9)
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

10)
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

11)
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

12)
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

The following table sets out our major customers accounting for 5.0% or more of the company’s sales of algae-based beverage product for the year ended December 31, 2009.

As a Percentage of Sales (%)
Year ended December 31, 2009
Xiamen Dexiang Trading Proprietor Company Limited	28.1
Wenzhou Ruixiang Wholesale of Foods Company Limited	27.0
Guangdong Heyi Wholesale of Foods Trading Company Limited	25.8
Hunan Huaihua Meida Wholesale of Foods Company	19.1
TOTAL	100.0

Notes:

1)
Xiamen Dexiang Trading Proprietor Company Limited is a wholesaler of foods, has, to the best of our knowledge, a distribution network of about 51 retailers and a sales workforce of about 88 people. It has been our customer since June, 2009.

2)
Wenzhou Ruixiang Wholesale of Foods Company Limited is a wholesaler of foods, has, to the best of our knowledge, a distribution network of about 75 retailers and a sales workforce of about 126 people. It has been our customer since June, 2009.

3)
Guangdong Heyi Wholesale of Foods Trading Company Limited is a wholesaler of foods, has, to the best of our knowledge, a distribution network of about 62 retailers and a sales workforce of about 103 people. It has been our customer since June, 2009.

4)
Hunan Huaihua Meida Wholesale of Foods Company is a wholesaler of foods, has, to the best of our knowledge, a distribution network of about 39 retailers and a sales workforce of about 52 people. It has been our customer since June, 2009.

None of our directors, executive officers and controlling shareholders is related to or has any interest in any of our major customers listed above. To the best of our knowledge, save as disclosed above, none of our major customers is related to or has any interest in one another, and none of our major customers is related to or has any interest in the suppliers stated in the section “Major Suppliers”. We are not dependent on any one of our major customers as we are able to sell our fresh fish and seafood range, as well as our processed dried seafood products to other customers.

INTELLECTUAL PROPERTY

Except as disclosed below, we are not dependent on nor do we own any registered trademark or patent or any other intellectual property rights:

Trademarks

Our brand name distinguishes our products from that of our competitors and increase consumer awareness of our products. We have currently registered the following trademarks:

Trademark	Class	Place of Registration	Status / Validity Period
(1)	Class 40 covering processed seafood, agricultural foods, processed teas, processed herbs, chemical testing and processing	PRC	Registered / January 28, 2003 to January 27, 2013

	Class 29 covering meat, fish, poultry and game; meat extracts; preserved, dried and cooked fruits and vegetables; jellies, jams, compotes; eggs, milk and milk products; edible oils and fats	PRC	Registered under the name of Mingxiang on July 8, 2009 and awaiting approval confirmation

Class 30 covering coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces (condiments); spices; ice
		PRC	Registered under the name of Mingxiang on July 8, 2009 and awaiting approval confirmation

	Class 32 covering beers; mineral and aerated waters and other non-alcoholic drinks; fruit drinks and fruit juices; syrups and other preparations for making beverages	PRC	Registered under the name of Mingxiang on July 8, 2009 and awaiting approval confirmation

	Class 32 covering beers; mineral and aerated waters and other non-alcoholic drinks; fruit drinks and fruit juices; syrups and other preparations for making beverages	PRC	Registered under the name of Mingxiang on August 27, 2009 and awaiting approval confirmation

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

Registered Packaging Designs

We hold registered packaging designs in respect of the packaging of the majority of our processed seafood products. The details are as follows:

Description of Registered Packaging Designs	Place of Registration	Status/Validity of Period
Packaging for Sakura squid	PRC	10 years from March 28, 2003
Packaging for roasted squid	PRC	10 years from April 11, 2001,

As at December 31, 2009, we are in the process of application for roasted prawn, roasted file fish and barbecued squid for their respective registered packaging designs.

Save as disclosed above, our business or profitability is not materially dependent on any other trademarks, copyrights, registered designs, patents, grant of licenses from third parties, new manufacturing processes and intellectual property rights.

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
			National Accreditation Supervision Committee	May 31, 2009 to May 31, 2012

Other Licenses and Permits

Our other licenses and permits are as follows:

Subsidiary	Name of Certificate	Description of License/Permit	Issuing Authority	Period of Validity

Mingxiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	November 10, 2009 to November 10, 2011

Rixiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	April 16, 2007 to April 15, 2010

Rixiang	Customs Registration Certificate	Permit to file import-export documents with China Customs	China Customs	June 20, 2009 to June 19, 2012

Mingxiang	Certificate of Approval for Enterprises with Foreign Trade Rights in the People’s Republic of China	To import-export company’s products and technologies, raw materials, facilities, equipment	Fujian Foreign Trade Economic Cooperation Department	Valid from September 4, 2000; no expiration date

Rixiang	EU Export Registration	Approval for Rixiang to export marine products to EU	European Commission	Valid from October 6, 2006; no expiration date

Save as disclosed above, as at the date of this Form 10-K, our business or profitability is not materially dependent on any other licenses and permits.

RESEARCH AND DEVELOPMENT

We believe that constant innovation in developing new processes and products that are well-received by consumers is vital to our continued success. As of December 31, 2009, our research and development team comprised 11 personnel. The focus of our research and development is directed towards satisfying the preferences of consumers, with the following objectives:

1.	To improve our products in the areas of safety and quality (of taste, texture, hygiene and packaging);

2.	To develop new products;

3.	To achieve full customer satisfaction;

4.	To reduce costs and create value; and

5.	To develop products for low-value fish types and to increase the value of processing by-products.

Our main research and development activities include: (1) experimenting with various small fish species for the production of fish mash, (2) improving the taste and texture of our dried processed seafood products, (3) finding new uses for leftovers such as fish heads, prawn heads and shells which would otherwise be disposed, (4) developing natural high energy beverage using advanced bio-engineering technology, and (5) developing new products, including marine health products. Our research and development efforts enable us to develop efficient production processes which lower the cost of production, yet produce superior-quality products.

Some of the highlights of our research and development activities are set out below.

Product Development

Through our research and development activities, we have developed products which have been well-received by consumers and improved our production processes. We have through our research and development introduced 25 new processed seafood products, including smoked eel, Sakura squid, sliced squid, spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head. We believe that our constant product innovation has led to our increasing reputation as a producer of processed natural seafood products.

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

The collaboration with Ocean University of China since April 2006 have been focused on developing new products and by-products from raw marine catch used in the processing of seafood products, in particular (1) the development of bioactive peptide products from leftovers of aquatic processed products; and (2) the development of collagen protein and collagen peptide protein products from fish skin:

1.	Development of bioactive peptide products from leftovers of processed seafood products

Bioactive peptide protein found in aquatic products is used to produce angiogenesis converting enzyme (ACE) inhibitors. ACE is a compound which increases the pressure within blood vessels, thereby causing high blood pressure. An ACE inhibitor helps slow the activity of the ACE. Using Bioactive peptide protein developed ACE inhibitors avoids the harmful side effects associated with using synthetic medicine for lowering hypertension.

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

Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu Shang Jing, who has been engaged in the natural algae industry for over 10 years time and he has a profound expertise on algae products.

Our research and development expenses amounted to approximately $237,000, $87,000 and $33,000 for 2009, 2008 and 2007, respectively. Research and development expenses are presented as part of general and administrative expenses in the financial statements.

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

As a testimony to our commitment to quality products and processes, we have been awarded the following awards and certifications:

Subsidiary	Award/Certification	Awarding/Certification Body	Validity Period
Rixiang	Validation of conformity with HACCP standards(1) for the export of marine products to the US	CIQ	March 25, 2009 to March 24, 2010

Rixiang	EU(2) export registration for export of our marine products to the EU	European Commission	No validity period

Mingxiang	ISO9001:2008(3) quality management system certification	CNAB & CCIC Quality Certification Centre	December 9, 2009 to December 8, 2012

Mingxiang	ISO14001:2004(4) environmental management system certification in respect of the processing of fish and prawn-type marine food products and the relevant environmental management	CNAB & CCIC Conformity Assessment Services Co, Ltd.	November 27, 2008 to November 26, 2011

Notes:

1)
Under the PRC’s Regulations on Administration of Certification of Hazard Analysis and Critical Control Point System (HACCP), applicants for the HACCP certification have to apply to CNAB-recognized certification and accreditation entities and comply with domestic and international sanitary criteria set out in various legislation including the PRC Sanitary Requirements for Export Food Manufacturing Enterprises and the HACCP System and Guidelines for its Application by the Codex Alimentarius Commission. CIQ, a HACCP-certification authority, will verify an exporter’s HACCP certification if (a) the product to be exported falls within one of the following categories, namely (1) canned food, (2) marine food products (excluding live, fresh, dry and marinated products), (3) meat and meat products, (4) frozen vegetables, (5) fruit or vegetable juice, (6) instant frozen food containing meat or marine food products; or (b) where such verification is required by authorities in the destination country. We believe that the HACCP certification enables our products to be more widely accepted by our domestic and international customers and aid to increase the export of our products.

2)
The EU certification process ensures that the product conforms to the appropriate provisions and relevant legislation which implements certain European Directives.  In the case of marine food products, the applicable European Directives include 91/493/EEC and 94/356/EC.

3)
ISO9001:2008 is an international standard for quality management developed by the International Organization for Standardization.  It sets requirements as to how an organization should manage its processes that influence product quality, and evaluates an organization’s resource management, process management and evaluation process that ensure its products conform to customer and applicable regulatory requirements.

4)	ISO14001:2004 is an internationally recognized standard for environment management systems, including energy management, waste management and process improvement.

Please refer to the section “Awards and Certifications” for further details of awards and certifications which we have obtained in respect of our products. To attain and maintain these accreditations, we have set up a quality control program in accordance with ISO9001:2008 standards. We have a comprehensive document management system in respect of our quality control system manuals, program documents, records and related documentation, which encompasses issuance, amendment, filing, recovery and destruction of the documents. Our quality control measures are designed to ensure we meet the standards under Sanitation Standard Operating Procedures (“SSOP”), Good Manufacturing Practice (“GMP”) and HACCP quality assurance systems, production control and product quality specifications. SSOP is an action plan that details procedures to maintain sanitary conditions throughout a food processing facility. This includes procedures on food handling and sanitation practices such as proper thawing methods, prevention of contamination and certain aspects of employee and environmental hygiene. GMP includes regulations promulgated by the U.S. Food and Drug Administration under the authority of the Federal Food, Drug and Cosmetic Act, which requires manufacturers, processors and packagers of drugs, medical devices and food to take proactive steps to ensure that their products are safe, pure and effective.

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

Since China does not have additional environmental regulations dealing with climate change that apply to our operations, we have not planned material capital expenditures for environmental control facilities or changes in our business practices specific to climate change.

EMPLOYEES

We set out below the total number of our employees and the various functions which they serve with respect to our processed seafood and marine catch products as at December 31, 2009, 2008 and 2007, respectively.

	As at December 31,
Functions	2009		2008		2007
Sales and Marketing	24	(2)	23	(2)	19
Finance and Administration	37	(2)	35	(2)	20
Fishing and Procurement (1)	4		4		102
Production, Research & Development and Quality Control	704	(2)	549	(2)	493
TOTAL	769		611		634

Note:

1)
These figures include those fishermen who operated the fishing vessels that we chartered for our marine catch business in 2007, who were paid by our Company. Starting from 2008, we no longer charter any fishing vessels but simply source those raw materials from suppliers per customers’ requests.

2)	The increase in number of employees was in line with the expansion on our production capacities and marketing efforts during the years.

Almost all of our employees are based in the PRC. Our PRC permanent employees are unionized. We have not experienced any strikes, labor disputes or work stoppages by our employees and believe our relationship with our employees is good.

As of December 31, 2009, we had 769 employees.

We set out below the total number of employees and the various functions which they serve with respect to the algae-based beverage product as at December 31, 2009.

Functions	As at December 31, 2009
Sales and Marketing	12
Finance and Administration	7
Procurement	1
Production, Research & Development and Quality Control	1
TOTAL	21

As of December 31, 2009, Xianghe had 21 employees.

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

Website Access to our SEC Reports

You may obtain a copy of the following reports, free of charge through the SEC’s website at www.sec.gov as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our previous Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 74.8%, 90.9% and 76.5% of our sales in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 74.4%, 77.9% and 74.3% of our total cost of sales of processed seafood products in the fiscal years ended December, 2009, 2008 and 2007, respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on five major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 43.2%, 44.9% and 45.8% of our sales in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. In the event this customer does not continue to purchase from us or reduce its purchases from us or develop its own ability to manufacture the products that we sell to it, and we are unable to secure new contracts or new customers that can replace the loss of this one customer within a short time frame, our business and profitability may be adversely affected. Please see the section “Major Customers” for more details.

We are dependent on five major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood products, we rely on our major suppliers for a significant portion of the supply of fresh seafood. Purchases from our top five suppliers of raw materials accounted for 90.3%, 90.8% and 89.9% of our total purchases of raw materials in the fiscal years ended December 31, 2009, 2008 and 2007, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected. Please see the section “Major Suppliers” for more details.

A significant portion of our business activities may be transacted in cash and our internal controls in relation to cash management may not be able to address all the risks associated with the handling of cash and cash transactions.

Due to the nature of our business, our procurement of raw materials is fully transacted on a cash basis and a significant portion of our sales are transacted in cash. Our cash payment for the procurement of raw materials accounted for the whole of our total cost of sales for each of the fiscal years ended December 31, 2006 and 2005. Starting from 2007, we have requested our major suppliers to open bank accounts and thus we could settle the purchases through bank instructions. Sales transacted in cash accounted for 2.0%, 2.0% and 1.6% of our total sales for the fiscal years ended December 31, 2009, 2008 and 2007 respectively.

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

The seafood processing industry is highly competitive. The growth potential of the seafood processing industry is dependant on population growth and consumer preferences. therefore believe that our profitability and continued growth is dependant on our ability to expand our customer base in existing and new markets by introducing new products that are fast growing and profitable in the populations that we serve, as well as our ability to develop commercially viable products through our product development efforts. If we do not succeed in these efforts, the growth of our sales may slow down and adversely affect our profitability. Please refer to the section “Research and Development” for further details of our research and development efforts.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2009. Commencing by the fiscal year ended December 31, 2010, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.  However, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

There is no assurance that we will be able to execute our future plans successfully, or that our future plans will result in commercial success.

We intend to, inter alia and expand our operations and production capacity in the PRC by constructing new cold storage facilities. While the new production facilities were completed in 2009, there can be no assurance that the construction of, the new cold storage facilities will be completed by the end of 2010 as expected. Our expansion plans involve a number of risks, including inter alia the costs of investment in fixed assets, costs of working capital tied up in inventories, as well as other working capital requirements. Our expansion will also depend on our ability to secure new customers and/or sufficient orders. Failure to secure new customers or sufficient orders or to meet our customers’ orders would materially and adversely affect our business and financial performance. There is no assurance that our future plans will result in commercial success. If we are unable to execute our expansion plans successfully, our business and financial performance would be materially and adversely affected.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products and marine catch as a percentage of our total sales for the period under review were as follows:

	Year ended December 31,
Products	2009	2008	2007
	(%)	(%)	(%)

Processed seafood products	74.8	90.9	76.5

Marine catch	25.2	9.1	23.5

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing less than 5% of our total sales for the year ended December 31, 2009 and 2008, respectively. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of December 31, 2009, our distribution network is comprised of 19 distributors located in seven provinces. These distributors sub-distribute our dried processed seafood products to over 2,200 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

There is no assurance that we will be able to continue competing successfully against present and future competitors. We believe that important factors to achieving success in our industry include maintaining customer loyalty by cultivating long-term customer relationships, achieving consistent product renewal and maintaining the quality of our products. If we are unable to attain these, we may lose our customers to our competitors and this will adversely affect our market share. Increased competition may also force us to lower our prices, thus reducing our profit margins and affecting our financial performance and condition. Such competition may have a material adverse effect on our business, financial position and results of operations. Please refer to the section captioned “Description of Business - Competition” for further details as to our present competitors.

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

We are in the business of processing, distributing, and selling processed seafood products, as well as selling marine catch. As such, 100% of our raw materials are obtained through fishing. Due to over-fishing, the stocks of certain species of fish may be dwindling and to counteract such over-fishing, governments may take action that may be detrimental to our ability to conduct our operations. If the solution proffered or imposed by the governments controlling the fishing grounds either restrict our ability to procure seafood supply or if such action limits the types, quantities and species of fish that we are able to procure or catch, our operations and prospects may be adversely affected.

We may not be able to respond successfully to changes in the highly competitive beverage marketplace domestically and internationally.

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our response to continued and increased competitor and customer consolidations and marketplace competition may result in lower than expected net pricing of our products. Our ability to gain or maintain share of sales or gross margins may be limited by the actions of our competitors, who may have advantages in setting their prices because of lower costs. Competitive pressures in the markets in which we operate may cause channel and product mix to shift away from more profitable channels and packages.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products will compete with a wide range of drinks produced by a relatively large number of manufacturers, any of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We will also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the healthy beverage market could cause our products to be unable to gain market share, or we could experience price erosion, which could have a material adverse effect on our business and results.

We compete with major international beverage companies that operate in multiple geographic areas, as well as numerous firms that are primarily local in operation. Our ability to gain or maintain share of sales or gross margins in the Chinese markets and ability to grow the business in global market may be limited as a result of actions by competitors.

We compete not only for customer acceptance but for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Certain large companies such as The Coca-Cola Company and Pepsico Inc. market and/or distribute products in that market segment.

Our beverage business are heavily regulated by China State Food and Drug Administration (“SFDA”)  and other government agencies for the production and packaging of beverage products, and failure to comply these regulation may adversely affected our beverage business.

The production, distribution and sale in China of our beverage products are the production, distribution and sale in the Chinese market of our products are subject to the PRC State Food, Drug, and Cosmetic Act, state consumer protection laws, the Occupational Safety and Health Act, various environmental statutes; and various other state and local statutes and regulations applicable to the production, transportation, sale, safety, packaging, advertising, labeling and ingredients of such products. Although we expect that we will comply with all relevant regulations and rules in our production and distribution of beverage products, there is risk that those regulations may be violated and capital expenditures, net income or competitive position as a result of the violation may be adversely affected.

Water scarcity and poor quality could negatively impact our beverage production costs and capacity.

Water is the main ingredient in substantially all of our beverage products. It is also a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing pollution and poor management. As demand for water continues to increase in China and as the quality of available water deteriorates, our system may incur increasing production costs or face capacity constraints which could adversely affect our profitability or net operating revenues in the long run.

Changes in the nonalcoholic beverages business environment could impact our financial results.

The nonalcoholic beverages business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. If we are unable to successfully adapt to this rapidly changing environment, our net income, share of sales and volume growth could be negatively affected.

Adverse weather conditions could reduce the demand for our beverage products.

The sales of our beverage products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold weather during the summer months may have a temporary effect on the demand for our beverage products and contribute to lower sales, which could have an adverse effect on our results of operations for those periods.

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

Our trade receivables turnover days were approximately 64, 34 and 27 days in 2009, 2008 and 2007, respectively. Our allowances for doubtful trade receivables as at December 31, 2009, 2008 and 2007 were approximately $95,000, $24,000 and $21,000, respectively; and at about 0.5% of our gross trade receivables.

As a result of this credit risk exposure of our customers defaulting on their payments to us, we may have to make larger allowances for doubtful trade receivables or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

We may be subject to foreign exchange risk and may incur losses arising from exchange differences upon settlement.

We sell our dried processed seafood products, frozen processed seafood products and marine catch mainly to local customers. Direct exports as a percentage of our sales ranged between 0.5% to 4.9% during theperiod under review. Our sales are denominated in RMB and US$, while our purchases are denominated in RMB.

For the fiscal year of 2009, 2008 and 2007, the percentages of our sales denominated in RMB and US$ were as follows:

	Year ended December 31,
	2009	2008	2007
	(%)	(%)	(%)

RMB	97.4	95.1	99.5

US$	2.6	4.9	0.5

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at December 31, 2009, the closing exchange rate was approximately US$1.00 to 6.8372. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

We currently do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains and losses over the past three fiscal years ended December 31, 2009, 2008 and 2007, respectively have been relatively low. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise.

Please refer to the section “Description of Business - Foreign Exchange Exposure” for further details.

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

Worldwide economic conditions may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

On January 1, 2010, we exercised an option to purchase Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”), a beverage company, and entered into a new business segment where we will need to rely on current management for the business acquired. Xianghe is a Fujian-based manufacturer of the branded Hi-Power algae-based soft drinks. We kept the management of Xianghe to continue to manage Xianghe. We are dependent on the current management of Xianghe for the continued development of the beverage business. We do not have prior experience in the beverage business and the success of Xianghe is subject to all of the uncertainties regarding the development of a new business. Although we are integrating the product into Mingxiang’s distribution network, there can be no assurance regarding the successful distribution and market acceptance of the beverage product.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

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

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business if stricter regulations are imposed on the overseas business practices of PRC companies

Our operations are carried out through our wholly-owned subsidiaries which are located in the PRC. As such, the laws of the PRC govern our businesses and operations. The PRC legal system is a codified system of written laws, regulations, circulars, administrative directives and internal guidelines. The PRC government is still in the process of developing its legal system to encourage foreign investment and to align itself with global practices and standards. As the PRC economy is undergoing development at a faster rate than the changes to its legal system, some degree of uncertainty exists in connection with whether and how existing laws and regulations apply to certain events and circumstances. Some of the laws and regulations and the interpretation, implementation and enforcement of such laws and regulations are also at an experimental stage and are subject to policy changes. Hence, precedents on the interpretation, implementation and enforcement of certain PRC laws are limited and court decisions in the PRC do not have binding effect on lower courts. Accordingly, the outcome of dispute resolutions and litigation may not be as consistent or predictable as in other more developed jurisdictions and it may be difficult to obtain swift and equitable enforcement of the laws in the PRC, or to obtain enforcement of a judgment by a court or another jurisdiction.

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

Yuan Tai Law Offices, our Legal Adviser on PRC Law, is of the opinion that (i) we have obtained all the necessary governmental approvals from PRC authorities for the restructuring of our subsidiaries prior to September 8, 2006, (ii) we do not need to obtain CSRC approval and (iii) it is not necessary for us to comply retroactively with the requirement of obtaining the prior approval of the CSRC for our public listing in the U.S..

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2009, 2008 and 2007, approximately 97.4%, 95.1% and 99.5% of our sales, respectively, was denominated in RMB.  As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

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

Our production facilities in the PRC are subject to environmental laws and regulations imposed by the PRC authorities, inter alia, in respect of air protection, waste management and water protection. In the event stricter rules are imposed on air protection, waste management and water protection by the PRC authorities, we may have to incur higher costs to comply with such rules. Accordingly, our financial performance may be adversely affected. In addition, we require license for the discharge of pollutants for our operations, which is subject to annual review and renewal. In the event that we fail to renew our license with the relevant authority, our operations and financial performance will be adversely affected.

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

Mr. Liu currently owns approximately 41.6% of our authorized share capital. As a result, he can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions.  His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Our share price may be volatile, which can result in substantial losses for investors who purchase our common stock.

The market price of our common stock may be highly volatile and can fluctuate significantly and rapidly in response to, inter alia, the following factors, some of which are beyond our control:

•	Variations in our operating results;

•	Success or failure of our management team in implementing business and growth strategies;

•	Gain or loss of an important business relationship or adverse financial performance by a significant customer or group of customers;

•	Changes in securities analysts’ recommendations, perceptions or estimates of our financial performance;

•	Changes in conditions affecting the seafood packaging and processing industry, the general economic conditions or stock market sentiments or other events or factors in the PRC;

•	Changes or developments in laws, regulations or taxes in the seafood processing and packaging industry in the PRC;

•	The temporary or permanent loss of our seafood processing and packaging facilities due to casualty, weather or any extended or extraordinary maintenance or inspection that may be required.

•	Changes in market valuations and share prices of companies with similar businesses that may be listed in the U.S. or anywhere else in the world;

•	Additions or departures of key personnel;

•	Fluctuations in stock market prices and volume; or

•	Involvement in litigation.

Additional funds raised through issue of new shares for our future growth will dilute Shareholders’ equity interests.

Although we have identified our expansion plans as avenues to pursue growth in our business, we may also find other opportunities to grow, including acquisitions which cannot be predicted at this juncture. Under such circumstances, we may seek to sell additional equity or debt securities or obtain a credit facility. If new shares placed to new and/or existing shareholders are issued in the future, they may be priced at a discount to the then prevailing market price of our shares trading on the NYSE/AMEX or any other stock exchanges, in which case, existing shareholders' equity interest will be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense and gearing, contain restrictive covenants with respect to dividends, future fund raising exercises and other financial and operational matters.

Negative publicity may adversely affect our share price.

One of our competitive strengths is our established brand name and track record. We have been involved in the production of processes seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award, and our products have received several other awards such as the “Green Food” award. Please see “Description of Business - Competition”. We have also established a track record in the processed seafood industry which instills confidence in our products and attracts new customers from South Korea, Japan, Taiwan, Russia and Ukraine, as well as potential customers from the European Union. Negative publicity involving us, any of our directors or executive officers may adversely affect our stock market price whether or not such negative publicity is justified.

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

LAND USE RIGHTS

On November 6, 2009, our subsidiary Mingxiang won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. Covering an area of 8,691.4 sq. m., the land is located next to the fishing port and the Registrant’s processing facilities in Shishi City. The fishing port in Shishi is one of the five largest fishing ports in the PRC. The purchase price for the land use right is RMB 15.55 million ($2.28 million)..

As of December 31, 2009, we owned the following land-use rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Certificate Reference No.	Location	Use	Date of Expiration of Tenure	Land Area (square meters)	Encumbrance
Shi Xiang Guo Yong	Dabao Industrial	Industrial	December 31, 2052	3,374.05	Nil
(2006) No. 0005	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Plot II,	Industrial	December 31, 2052	3,638.25	Nil
(2007) No. 0004	Dabao Industrial
	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Plot III,	Industrial	December 31, 2052	3,955.84	Nil
(2007) No. 0003	Dabao Industrial
	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Dabao Industrial	Industrial	December 31, 2052	6,721.40	Nil.
(2007) No. 0002	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

BUILDINGS

As at December 31, 2009, we owned the following building ownership rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Reference No.	Location	Use	Date of Expiry of Tenure	Land/Floor Area (square meters)	Encumbrance
Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00109	Block A at Plot II Dabao Industrial Zone, Xiangzhi Town, Shishi City,	Production and packaging facilities	June 5, 2051	705.60/1,489.60	Nil
Fujian Province

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00110	Block B at Plot II Dabao Industrial Zone, Xiangzhi Town, Shishi City,	Boiler facilities	June 5, 2051	145.38/145.38	Nil
Fujian Province

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00111	Block C at Plot II Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Production and cutting/slicing facilities	June 5, 2051	934.46/1,991.29	Nil

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00112	Cold storage facility at Plot III Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Cold Storage	June 5, 2051	1,224.84/1,214.16	Nil

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00114	Block A at Daobao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Staff dormitory	June 5, 2051	1,561.17/3,413.79	Nil

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00115	Block B at Daobao Industrial Zone, Xiangzhi Town, Shishi City, Fujian	Office	September 28, 2052	942.19/3,268.41	Nil
Province

Shi Fang Quan	Block A at	Factory Space	December 31, 2052	620.00/620.00	Nil
Zheng Xiang	Dabao Industrial
Zhi Zi	Zone, Xiangzhi Town,
No. 00567	Shishi City, Fujian
Province

Shi Fang Quan	Block B at	Factory Use	December 31, 2052	670.56/670.56	Nil
Zheng Xiang	Dabao Industrial
Zhi Zi	Zone, Xiangzhi Town,
No. 00568	Shishi City, Fujian
Province

Note:

1)	Mingxiang owned the building ownership rights to these two properties. Jixiang owned the building ownership rights to the other properties.

2)
As at December 31, 2009, we are in the process of application for building ownership rights for the new production facilities and staff dormitory with floor areas at about 3,000 and 2,850 sq. m., respectively.

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

PART II.

ITEM 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

MARKET INFORMATION

Our common stock is currently quoted on NYSE AMEX and, prior to August 14, 2009, was quoted on OTC Bulletin Board, under the trading symbol CMFO. The CUSIP number is 16943R 106. The following table shows the high and low prices of our common shares on the NYSE AMEX and OTC Bulletin Board for each quarter within the last three fiscal years.

	High ($)	Low ($)
Year Ended December 31, 2009
First Quarter	1.73	1.10
Second Quarter	3.96	1.62
Third Quarter	5.83	3.40
Fourth Quarter	8.08	4.09

Year Ended December 31, 2008
First Quarter	6.00	3.55
Second Quarter	6.00	3.15
Third Quarter	3.35	2.00
Fourth Quarter	2.21	1.45

Year Ended December 31, 2007
First Quarter	0.75	0.75
Second Quarter	0.75	0.80
Third Quarter	15.00	0.80
Fourth Quarter	4.78	2.55

The above quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

As of March 15, 2010, there were 45 holders of record of our common stock.

DIVIDENDS

Pursuant to a Stock Purchase Agreement with Halter Financial Investments, L.P. dated September 13, 2007, we paid a special cash dividend in the aggregate amount of $392,028, or $0.364 per share, to holders of our common stock outstanding on September 12, 2007.

Other than the cash dividend describe above, we have never paid or declared dividends. However, holders of our common stock are entitled to dividends if declared by our board of directors out of funds legally available. We do not, however, anticipate the declaration or payment of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

ITEM 6.	Selected Financial Data

The following tables summarize the consolidated financial data of China Marine for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere herein. The selected consolidated statements of operations data for the financial years ended December 31, 2009 and 2008; and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our consolidated financial statements, which are included elsewhere herein, and have been audited by ZPCPA Company Limited, an independent registered public accounting firm, as indicated in their report. Whereas the selected consolidated statements of operations data for the financial years ended December 31, 2007 are derived from our consolidated financial statements, which are included elsewhere herein, and have been audited by Cordovano and Honeck LLP, an independent registered public accounting firm, as indicated in their report.

	Year ended December 31,
	2009	2008	2007
	(in thousands)

Revenue, net	$69,586	$48,799	$36,425
Cost of revenues	(50,456)	(33,607)	(25,649)
Gross profit	19,130	15,192	10,776
Depreciation and amortization	(80)	(58)	(37)
Sales and marketing expenses	(609)	(608)	(149)
General and administrative expenses	(2,276)	(2,068)	(598)
Other income	681	647	223
Interest expense	(231)	(319)	(333)
Income before income taxes	16,615	12,786	9,882
Income tax expense	(2,051)	(1,663)	(1,221)
Net income attributable to the Shareholders of the Company	$14,564	$11,123	$8,661
Earnings per Share — basic (US$) (1)	$0.63	$0.48	$0.38
Earnings per Share — diluted (US$) (2)	$0.60	$0.48	$0.34
Weighted average shares outstanding - basic (1)	23,063	23,011	22,972
Weighted average shares outstanding - diluted (2)	24,392	23,011	25,142

Note:
(1)	Basic earnings per share is computed using the weighted average number of the ordinary shares outstanding during the year.
(2)
Diluted earnings per share is computed using the weighted average number of the ordinary shares and ordinary share equivalents outstanding during the year plus the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

	As at December 31,
	2009	2008
Balance Sheet Data	(in thousands)

Cash and cash equivalents	$7,143	$31,640
Total current assets	56,406	43,466
Total assets	67,895	51,646
Short-term borrowings	4,139	4,289
Total current liabilities	8,047	6,626
Total stockholders’ equity	59,848	45,020

ITEM 7.	Management's Discussion and Analysis or Financial Condition and Results of Operation

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

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology”), and its subsidiaries, Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”), which is incorporated in the PRC. We engage in the business of processing, distribution and sale of processed seafood products, as well as the sale of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

Reverse acquisition and private placement

On November 17, 2007, we completed a reverse acquisition transaction with Ocean Technology through a share exchange with Ocean Technology’s former stockholders.

Pursuant to the share exchange agreement, the shareholders of Ocean Technology exchanged 100% of their outstanding capital stock in Ocean Technology for approximately 15,624,034 shares of our common stock, or approximately 93.15% shares of our outstanding common stock after the share exchange. In connection with the share exchange, a majority of our shareholders of record as of November 16, 2007 approved a resolution by our board of directors to change our name from New Paradigm Productions, Inc. to China Marine Food Group Limited (“China Marine”). The name change became effective on January 9, 2008 upon the filing of a Certificate of Amendment to our Amended Articles of Incorporation with the State of Nevada on the twentieth day following the mailing of a Definitive Information Statement to our shareholders.

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

Upon the close of the reverse acquisition, Richard Crimmins, our sole director, submitted his resignation letter pursuant to which he resigned from all offices of the Company he holds which resignations will become effective immediately. Mr. Pengfei Liu (“Mr. Liu”) replaced him as our Chief Executive Officer and Interim Secretary effective on the close of the reverse acquisition. Prior to the effective date of the reverse acquisition, Mr. Liu served at Ocean Technology as its Chief Executive Officer.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Ocean Technology as the acquirer and China Marine as the acquired party. When we refer herein to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Ocean Technology on a consolidated basis unless the context suggests otherwise.

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products, as well as the sale of marine catch. Our two other subsidiaries, Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”) and Shishi Huabao Jixiang Water Products Co., Ltd. (“Jixiang”) are property holding companies. These two companies operate solely to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory. Whereas another subsidiary, Shishi Xianglin Trading Co., Ltd. (“Xianglin”), is a dormant company.

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

Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. These are sold directly to wholesalers within the PRC and overseas, either through direct export or through export agents. Our products are sold to overseas market such as Japan, Philippines and Papua New Guinea.

Regarding the sale of marine catch, we simply buy the raw materials from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in the Fujian, Shandong and Liaoning provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Sales of our processed seafood products accounted for approximately 74.8%, 90.9% and 76.5% of our total sales in year 2009, 2008 and 2007 respectively. Sales of our marine catch accounted for approximately 25.2%, 9.1% and 23.5% of our total sales in year 2009, 2008 and 2007 respectively. Since the processed seafood segment has significant growth potential and the profit margin of the processed seafood segment is much higher than that of marine catch segment, we will continue to focus our resources on the processed seafood segment going forward.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 74.4%, 77.9% and 74.3% of our total cost of sales of processed seafood products in year 2009, 2008 and 2007 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

•
Our ability to maintain existing accreditations such as HACCP, ISO9001:2008, ISO14001:2004 and the EU Export Certification accreditations will affect our ability to maintain our presence in our existing market and to expand into new market territories.

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

As at December 31, 2009, we employed 769 employees.

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

NEW BUSINESS DEVELOPMENT

Acquisition of land for development of cold storage facilities

On November 6, 2009, we won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. Covering an area of 8,691.4 square meters, the land is located next to the fishing port and our production facilities in the same city. The purchase price for the land use right is $2.3 million which has been fully paid and being recognized as prepayments as of December 31, 2009.

We plan to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We intend to finance the total estimated $20.0 million in land use rights and construction costs from funds generated by operations and expect to complete the construction in late 2010. There were no material capital commitments in relation to the construction costs as at the yearend date. Subsequent to full settlement of the land cost, a formal agreement with the local land and resources department was executed on December 30, 2009.

We intend to provide high standard, modernized cold storage, frozening and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward which will not only help to reduce storage costs but also expect to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

Acquisition of branded algae-based beverage company

On November 27, 2009, we entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing (“Qiu”) and Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”). The Option Agreement provided us to make a loan to Xianghe in the amount of approximately $26.4 million to be used for working capital purposes. In consideration for the loan, we received the option to buy shares representing eighty percent (80%) of Xianghe from its sole shareholder, Qiu. The interest rate on the loan is 5.0% per annum. Qiu agreed to pledge all of his shares in Xianghe to guarantee the performance by Xianghe under the Option Agreement. We intended to fund the loan from the currently available cash of the Group.

The maturity date of the loan is January 26, 2010. Upon maturity of the loan, we may select to exercise the option to purchase shares representing eighty percent (80%) of Xianghe or require repayment of the loan. The purchase price payable to Qiu shall consist of approximately $1.4 million payable by us and $26.4 million payable by Xianghe.

Xianghe is a Fujian based manufacturer of the branded Hi-Power algae-based soft drinks. Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu. Hi-Power is marketed as a high-protein content drink, low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension.  Hi-Power’s target market focuses on health-conscious consumers in China’s fast-growing beverage market. Xianghe has developed a network of distributors in Fujian, Zhejiang, Guangdong and Hunan which sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry.

On January 1, 2010, we exercised the option to acquire shares representing eighty percent (80%) of the registered capital stock (the “Shares”) of Xianghe pursuant to the terms of a Share Purchase Agreement (the “Purchase Agreement”). The Shares were purchased from Qiu and the purchase price for the Shares was approximately $27.8 million, paid as follows:

(i)	Approximately $26.4 million, which Xianghe owed to us, was transferred to be the consideration for the purchase of the Shares of Xianghe which we shall pay to Qiu.

(ii)	Approximately $1.4 million shall be paid by us to Qiu within 30 days after completion of the audit report of Xianghe for the year ended December 31, 2009.

The Purchase Agreement grants us a right of first refusal to purchase the 20% of the registered capital stock of Xianghe retained by Qiu for a maximum price of approximately $7.0 million if Qiu intends to sell his shares. The Purchase Agreement also provides that if Xianghe has any funding requirement from the shareholders, we and Qiu shall provide the capital into Xianghe on a pro rata basis according to respective shareholdings.

We intend to integrate the Hi-Power algae-based soft drinks into our current distribution network. Xianghe has an experienced management team and its management and other employees will continue to work at Xianghe after the acquisition. Xianghe utilizes third party manufacturers to produce the beverages.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products and marine catch, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the years ended December 31, 2009, 2008 and 2007 are set out below:

Breakdown of our past performance by principal products and geographical regions
Sales by product

	Year ended December 31,
	2009		2008		2007
	US$’000%		US$’000%		US$’000%

Processed seafood products	52,049	74.8	44,370	90.9	27,863	76.5
Marine catch	17,537	25.2	4,429	9.1	8,562	23.5
Total	69,586	100.0	48,799	100.0	36,425	100.0

Sales by geographical region

	Year ended December 31,
	2009		2008		2007
	US$’000%		US$’000%		US$’000%

PRC
Shandong	3,771	5.4	4,306	8.8	5,047	13.9
Zhejiang	24,360	35.0	22,342	45.8	14,131	38.8
Fujian	19,385	27.9	14,600	29.9	16,041	44.0
Guangdong/ Shenzhen	3,852	5.5	1,805	3.7	—	—
Jiangsu/ Shanghai	3,826	5.5	1,699	3.5	—	—
Sichuan/ Chongqing	867	1.3	—	—	—	—
Others (1)	11,728	16.8	1,650	3.4	1,011	2.8
Total PRC (2)	67,789	97.4	46,402	95.1	36,230	99.5
Asia (3)	1,797	2.6	2,397	4.9	97	0.2
Others (4)	—	—	—	—	98	0.3
Total	69,586	100.0	48,799	100.0	36,425	100.0

Notes:

(1)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.
(2)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan, Japan and South Korea. Such sales amounted to $4.0 million, $2.3 million and $6.1 million in year 2009, 2008 and 2007 respectively.

(3)           Sales to Asia mainly relate to exports to Japan, Philippines and Papua New Guinea.
(4)	Export sales to other countries include sales to Ukraine.

Year 2009 compared to Year 2008, and
Year 2008 compared to Year 2007

Sales

Our revenue increased by approximately $20.8 million or 42.6% from $48.8 million in 2008 to $69.6 million in 2009. The increase in revenue was due to the continued growth both in sales of our processed seafood products and marine catch segment. Sales of our processed seafood products increased by $7.7 million or 17.3%, whereas sales of our marine catch segment increased by $13.1 million or over three-fold.

Comparing results in 2007 and 2008, our revenue increased by approximately $12.4 million or 34.0% from $36.4 million in 2007 to $48.8 million 2008. Sales of our processed seafood products increased by $16.5 million or 59.2%, whereas sales of our marine catch segment dropped by $4.1 million or 48.3%.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, particularly in Fujian and Zhejiang provinces. The higher sales in the processed seafood products segment were mainly due to our continued success in the sales and marketing efforts. We also penetrated into two new neighborhood markets, Jiangsu and Guangdong provinces, in the second quarter of 2008 and another new inland market, Sichuan province, in the third quarter of 2009. Accordingly, the number of sales staff has further increased from 19 in 2007 to 24 as at December 31, 2009.

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

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch. The breakdown is as follows:

	Year ended December 31,
US$ ’000	2009	2008	2007

Processed seafood products	34,721	29,617	18,798
Marine catch	15,735	3,990	6,851
Total	50,456	33,607	25,649

Cost of sales – Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, direct labor and manufacturing overheads. The following table sets out details of our cost of sales:

	Year ended December 31,
	2009		2008		2007
	US$’000%		US$’000%		US$’000%

Raw materials	25,822	74.4	23,070	77.9	13,964	74.3
Packaging materials	4,444	12.8	2,982	10.1	1,339	7.1
Direct labor	1,987	5.7	1,526	5.1	1,507	8.0
Manufacturing overheads	2,468	7.1	2,039	6.9	1,988	10.6
Total	34,721	100.0	29,617	100.0	18,798	100.0

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

Raw material costs accounted for approximately 74.4%, 77.9% and 74.3% of our cost of sales in year 2009, 2008 and 2007 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the years under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overheads are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 12.8%, 10.1% and 7.1% of our cost of sales in year 2009, 2008 and 2007 respectively.

The increase in packaging material costs for the years under review was mainly due to the increased production and sales of processed seafood products. We have experienced a mild price increase in packaging materials since late 2008 due to inflation and use of individual packages for some of our new products but believe that it will not bring material impact on the overall gross profit margin going forward because we will continue to enjoy economies of scale in material costs along with the increase in production volume.

Direct labor

Direct labor costs accounted for 5.1% to 8.0% of our cost of sales for the years under review. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total production headcount as at December 31, 2009 has increased to 693 from 540 as at the end of 2008. The increase was mainly due to the increase in number of production headcount due to increased scale of production along the year.

Manufacturing overheads

Manufacturing overheads comprise depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overheads for the years under review was mainly due to the increased scale of production and the expansion of production facilities along the year.

Cost of sales - Marine catch

	Year ended December 31,
	2009		2008		2007
	US$’000%		US$’000%		US$’000%

Raw materials	15,287	97.2	3,642	91.3	—	—
Rental / charter hires	—	—	—	—	930	13.6
Crew salaries and wages	—	—	—	—	437	6.4
Bunker fuel	—	—	—	—	3,484	50.8
Repair & maintenance	—	—	—	—	1,154	16.8
Other expenses	448	2.8	348	8.7	846	12.4
Total	15,735	100.0	3,990	100.0	6,851	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

The increase in raw material costs for the years under review was mainly in line with the corresponding increased sales of trading materials.

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

Gross profit by product

	Year ended December 31,
	2009		2008		2007
	US$’000%		US$’000%		US$’000%

Processed seafood products	17,328	90.6	14,753	97.1	9,065	84.1
Marine catch	1,802	9.4	439	2.9	1,711	15.9
Total	19,130	100.0	15,192	100.0	10,776	100.0

Gross profit margin by profit

	Year ended December 31,
	2009	2008	2007
	%	%	%

Processed seafood products	33.3	33.2	32.5
Marine catch	10.3	9.9	20.0
Total	27.5	31.1	29.6

Gross profit

Gross profit grew by 25.9% or $3.9 million, from $15.2 million in 2008 to $19.1 million in 2009. Gross profit margin dropped by 3.6 percentage point from 31.1% in 2008 to 27.5% in 2009. Gross profit margin for the processed seafood products operations was remained stable at 33.3% comparing to 33.2% in last year, whereas gross profit margin for the marine catch segment was improved from 9.9% to 10.3% for the same years under review.

Gross profit grew by 41.0% or $4.4 million, from $10.8 million in 2007 to $15.2 million in 2008. Gross profit margin improved by 1.5 percentage point from 29.6% in 2007 to 31.1% in 2008.

The increase in gross profit margin for our processed seafood products during the years under review was mainly due to the increase in our selling prices and the cost savings in terms of material costs and overheads stemming from better utilization of our facilities as we enjoy economies of scale from higher production volume, partially offset by the inflation we experienced during the years under review.

Starting from 2008, we no longer charter any vessels and simply trade the marine catch to the distributors. As a result, the gross profit margin earned from the marine catch segment was lower comparing to the prior year.

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

Our sales and marketing expenses accounted for approximately 0.9%, 1.2% and 0.4% of our total revenue in year 2009, 2008 and 2007 respectively. The increase in the sales and marketing expenses in 2008 was mainly due to the hiring of an investor relations firm and the increase of advertising and exhibition costs so as to strengthen our brand position in both existing and new markets. Accordingly, the number of sales staff has further increased from 19 in 2007 to 23 in 2008. In 2009, we continued to maintain the sales and marketing efforts to strengthen our brand position and therefore the amount of sales and marketing expenses were relatively stable comparing to the prior year.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 3.3%, 4.2% and 1.6% of our total revenue in year 2009, 2008 and 2007 respectively.

The increase in the general and administrative expenses from 2007 to 2008 was mainly attributable by the higher payroll costs as a result of hiring some experienced professional staff so as to cope with the expanding operations and distributing the bonuses to the executive directors, the higher traveling and entertainment expenses mainly attributable to more overseas traveling like attending road shows, some losses on disposal or replacement of fixed assets to enhance the overall production capacity, the higher R&D costs for development of new products and the higher legal and professional fees after we went public in the last quarter of 2007.

Whereas the increase in the general and administrative expenses from 2008 to 2009 was mainly attributable by the higher R&D costs, including staff and testing material costs, for development of new products during the year, the higher legal and professional fees being incurred since uplisting to AMEX, the higher payroll costs as a result of building up a strong management team so as to cope with the expanding operations and the increase in bad debt provision consistent with the higher accounts receivable period end balance, which was partially offset by the decrease in losses on disposal or replacement of fixed assets in 2009.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rental on the 38 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on one year lease term. The government subsidies mainly relate to the grants by the government for the product development research project focused on developing consumer-ready seafood products from low-cost seafood items and the subsidies for the loan interests so as to support agricultural industrialization. Interest income is earned from cash balances with banks as a result of strong operational cash inflow and net proceeds from the private placement taken place in November 2007.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.3%, 0.7% and 0.9% of our total revenue in year 2009, 2008 and 2007 respectively. Interest expense in 2009 decreased significantly when comparing to the prior year which was in line with the decline in bank borrowing rates since the last quarter of 2008.

Income before income tax

Our income before income tax increased by $3.8 million or 29.9%, from $12.8 million in 2008 to $16.6 million in 2009. The increase was mainly due to the combined effects of the increase in sales of 42.6% and deteriorated gross profit margin by 3.6 percentage point, which was partially offset by the increase in the general and administrative expenses, as a result of the factors described above.

Likewise, our income before income tax increased by $2.9 million or 29.4%, from $9.9 million in 2007 to $12.8 million in 2008. The increase was mainly due to the increase in sales of 34.0% and improved gross profit margin by 1.5 percentage point as a whole, which was partially offset by the increase in the selling and distribution expenses and the general and administrative expenses, as a result of the factors described above.

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

Whereas Jixiang is a property holding company and Xianglin is a dormant company, both of them are subject to tax on their assessable income.

The lower effective tax rates for the financial years under review were mainly due to tax exemption granted under the tax incentives. However, such tax incentives may be withdrawn in the future without prior notice.

Mingxiang has recently received a notice of recognition as enterprise of new and high technology, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for the Company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, Mingxiang is qualified for a reduced tax rate of 15% on its assessable income through 2012.

REVIEW OF FINANCIAL POSITION

Current assets

As at December 31, 2008, our current assets increased to $43.4 million, representing 84.2% of our total assets of $51.6 million. It comprised cash and cash equivalents of $31.6 million, accounts receivable of $4.8 million, inventories of $6.7 million and other receivables and prepayments of $0.3 million.

As at December 31, 2009, our current assets amounted to $56.4 million, representing 83.1% of our total assets of $67.9 million. It comprised cash and cash equivalents of $7.1 million, accounts receivable of $18.8 million, inventories of $3.9 million, note receivable of $26.4 million, and other receivables and prepayments of $0.2 million.

Decrease in cash and cash equivalents was mainly due to increase in accounts receivable, and the addition of fixed assets and construction in progress in 2009, which was partially offset by the cash inflow provided by operating activities and decrease in inventories.

Accounts receivable were mainly represented by amounts due from distributors and wholesalers. Our Company usually extended unsecured credit period to long established customers up to 3 months. Since our practice is to perform constant credit checks and pursue the past due accounts proactively, there was no material uncollectible debts identified in the past. Increase in accounts receivable was mainly in line with the increase in sales volume during the years under review and the extension of credit period to our major customers so as to cope with the current market practice.

Inventories were mainly related to work-in-progress comprising mainly frozen prawns, frozen fish and squids which would be used for the production and processing of dried and frozen products. Our inventories also included some finished goods, raw materials and packaging materials.

Note receivable was mainly represented by the convertible loan due from the acquisition target company of $26.4 million.

Non-current assets

As at December 31, 2009, our non-current assets amounted to $11.5 million and accounted for approximately 16.9% of our total assets. Our non-current assets comprised mainly property, plant and equipment of $8.6 million, land use rights of $0.6 million, and prepayment for land use right of $2.3 million. In 2009, we increased our production capacity by 100% by the third quarter end of the year and therefore certain fixed assets have been increased accordingly.

As at December 31, 2009, our property, plant and equipment amounting to $8.6 million were made up mainly of buildings amounting to $6.2 million and plant and machinery amounting to $1.9 million. Buildings related to our production plant, cold room, office buildings and workers’ dormitories. Plant and machinery related mainly to our production lines, freezing machines, roasting and drying machines. The remaining $0.5 million related to office equipment and motor vehicles.

Current liabilities

As at December 31, 2008, our current liabilities of $6.6 million comprised short-term bank loans of $4.3 million, accounts payable of $0.4 million, amount due to a shareholder of $0.2 million, income tax payable of $0.3 million and other payables of $1.4 million.

Our current liabilities of $8.0 million as at December 31, 2009 comprised short-term bank loans of $4.1 million, accounts payable of $0.9 million, amount due to a shareholder of $0.1 million, income tax payable of $0.6 million and other payables of $2.3 million.

The short-term bank loans were used for our working capital requirements. The weighted average effective interest rate on the borrowing is about 5.31% per annum in 2009.

Regarding the accounts payable, the related turnover day was about a week due to the short credit period allowed by the fishermen which was consistent with the market practice.

The amount due to a shareholder was unsecured, interest free and with no fixed terms of repayment.

Stockholders’ equity

As at December 31, 2008, our stockholders’ equity amounted to $45.0 million and comprised additional paid-in capital of $16.8 million, statutory reserve of $4.9 million, accumulated other comprehensive income of $3.4 million and retained earnings of $19.9 million.

Our stockholders’ equity of $59.8 million as at December 31, 2009 comprised additional paid-in capital of $16.9 million, statutory reserve of $5.6 million, accumulated other comprehensive income of $3.6 million and retained earnings of $33.7 million.

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

We did not distribute any dividends both in 2008 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at December 31, 2009 amounted to approximately $7.1 million and our total indebtedness which comprises short-term bank loans was $4.1 million.

A summary of our cash flows for 2009, 2008 and 2007 is as follows:

	Year ended December 31,
US$’000	2009	2008	2007

Net cash provided by operating activities	5,668	6,000	6,701
Net cash (used in) investing activities	(30,022)	(4,179)	(21)
Net cash (used in)/ provided by financing activities	(251)	3,364	7,959
Foreign currency translation adjustment	108	1,978	656
Net change in cash and cash equivalents	(24,497)	7,163	15,295
Cash and cash equivalents at the beginning of the year	31,640	24,477	9,182
Cash and cash equivalents at the end of the year	7,143	31,640	24,477

Year 2009

Net cash provided by operating activities

In 2009, our net cash provided by operating activities amounted to approximately $5.7 million. The major source of cash inflow from operating activities was from net income of $14.6 million. Changes in operating assets and liabilities included cash outflow resulting from increase in accounts receivable of $14.0 million as a result of increase in sales volume and extension of credit period to major customers. This was partially offset by cash inflow from decrease in inventories of 2.8 million.

Net cash used in investing activities

In 2009, our net cash used in investing activities was approximately $30.0 million which was mainly attributable to the increase in note receivable of $26.4 million related to the convertible loan due from the acquisition target company, and the increase in prepayment for land use right of $2.3 million due to the land cost for development of cold storage facilities as well as the addition of fixed assets and the transfer from construction in progress for the development of new processing plant and the associated machineries. In this connection, our production capacity has been doubled by the third quarter end of 2009.

Net cash used in financing activities

In 2009, our cash used in financing activities was approximately $0.3 million. This comprised a combined effect of repayment of bank loans and amount due to a shareholder of $0.2 million and $0.1 million respectively.

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

Capital resources

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to meet up with our current operating expenditures.

Considering our latest development plan for the construction of cold storage facilities and the new beverage products through the acquisition of Xianghe, we raised $30.0 million in gross proceeds through a common stock offering in January 2010. The net proceeds from offering brought our working capital level back to a strong position where both the current operations could be carried out smoothly and we are well positioned for potential acquisition opportunities. Please refer to the section “New Business Development” for details of the land purchase for development of cold storage facilities and the acquisition of the beverage company.

After the registered direct offering of common stock, the relative cost of capital resources would decrease correspondingly given the increase in the equity financing and the similar level of bank borrowings.

Apart from the expansion plan discussed above and the commitments set out in the section “Commitments and Contingencies” herein, we do not have any other material commitments for capital and other expenditures. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations. We do not have any further fund raising plan at the moment.

CAPITAL EXPENDITURES AND INVESTMENTS

A summary of our capital expenditures for the last three financial years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
US$’000	2009	2008	2007

Land use rights	—	—	—
Buildings	995	3,496	—
Plant and machinery	316	308	20
Office equipment	21	22	1
Motor vehicles	16	367	—
	1,348	4,193	21

In October 2008, we placed certain facilities into service and began depreciating the plant at that time when the assets are substantially complete and ready for their intended use. The Company reclassified approximately $1.9 million from construction in progress to property, plant and equipment accordingly.

In 2009, total capital expenditures of $1.3 million were attributable to the addition of fixed assets for the development of new processing plant and the associated machineries. In this connection, our production capacity has been doubled by the third quarter end of 2009.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the year ended December 31, 2009 was approximately $77,000. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $87,000 in total in the following two years.

Guarantees

As of December 31, 2009, Mingxiang is contingently liable as guarantor with respect to the loans of $731,294 (equivalent to RMB5,000,000) and $438,776 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,170,070 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2009, the Company has not recorded any liabilities under these guarantees.

ISSUANCE OF COMMON STOCK

In 2009, we issued 387,338 new shares of common stock in total to the following parties.

On November 17, 2007, we completed a private placement of our securities to certain accredited investors who subscribed for units consisting one share of common stock and a warrant to purchase one-fifth of one share of our common stock.  The investors subscribed for aggregate of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of our common stock at $3.214 per unit. Each warrant issued to the investors has a term of three years and is exercisable at any time for a price equal to $4.1782 in cash or on a cashless exercise basis. In 2009, certain accredited investors have exercised 840,701 warrants pursuant to the cashless exercise provision of the warrants and received 332,287 shares of common stock in total.

On July 26, 2008, the Company entered into an Employment Agreement with its CFO in which the Company agreed to provide restricted common stock award totaling 30,000 shares at the anniversary of the agreement or at the time of successful listing of the Company on any stock exchange other than OTCBB, whichever is earlier. The shares of common stock were valued at $66,975 in total.

On February 20, 2009, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc (''HCI'') in exchange for consulting services to the Company. The Company agreed to provide 20,000 shares of restricted common stock to HCI upon the effectiveness of a registration statement on Form S-1. The shares of common stock were valued at $29,000 in total.

In 2009, the Company and its legal counsel, McLaughlin & Stern LLP (“McLaughlin”), came into an agreement that the Company agreed to issue 5,051 shares of restricted common stock to McLaughlin in exchange for certain legal services to the Company. The shares of common stock were valued at $40,000 in total.

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

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $7,125,721 and $31,640,307 as of December 31, 2009 and 2008, respectively.

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

As of December 31, 2009 and 2008, the allowance for doubtful accounts was $94,643 and $24,218, respectively.

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

As of December 31, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”,, all long-lived assets such as property, plant and equipment, land use rights and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009 and 2008.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2009 and 2008.

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

Cost of revenue consists primarily of purchase cost of raw fishes, packaging materials, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of processed seafood products and marine catch. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

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

●	Advertising costs

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expense of $196,461 and $151,177 for the years ended December 31, 2009 and 2008, respectively.

●	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $236,595 and $87,327 of such costs for the years ended December 31, 2009 and 2008, respectively.

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

The Company adopts ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:
	2009	2008
Year-end rates RMB:US$1 exchange rate	6.8372	6.8542
Average yearly rates RMB:US$1 exchange rate	6.8409	6.9623

●	Stock-based compensation

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2009 and 2008, the Company operates in two principal reportable segments: sale of processed seafood products and trading of marine catch.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, amount due to a stockholder, income tax payable and accrued liabilities and other payable are carried at cost which approximates fair value. The estimated fair value of short-term borrowing was $4.1 million and $4.3 million as of December 31, 2009 and 2008, respectively, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

During 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

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

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Year ended December 31,
(%)	2009	2008	2007
Sales
RMB	97.4	95.1	99.5
US dollars	2.6	4.9	0.5
Total	100.0	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at December 31, 2009, the exchange rate was approximately US$1.00 to RMB6.8372. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our net foreign exchange gains or losses for the last three financial years ended December 31, 2009, 2008 and 2007 are as follows:

	Year ended December 31,
	2009	2008	2007

Net foreign exchange (losses)/ gains (US$’000)	(3)	(19)	14
As a percentage of income before tax (%)	0.02	0.15	0.14

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed at the benchmark lending rate for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Interest rates for our short-term bank loans have been decreased quite significantly from 7.47% in the last quarter of 2008 to 5.31% in the same period of 2009. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at $4.1 million would decrease net income before provision for income tax by approximately $41,000 per annum. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

We have audited the accompanying consolidated balance sheets of China Marine Food Group Limited and its subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of their operation and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
March 22, 2010

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,143,232	$31,640,307
Accounts receivable, net	18,834,062	4,819,434
Inventories	3,876,950	6,679,488
Note receivable	26,399,696	—
Prepaid expenses and other current assets	151,653	326,977

Total current assets	56,405,593	43,466,206

Property, plant and equipment, net	8,599,977	5,944,515
Land use rights, net	615,355	630,150
Prepayment for land use right	2,274,323	—
Construction in progress	—	1,604,855

TOTAL ASSETS	$67,895,248	$51,645,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,139,121	$4,289,341
Accounts payable, trade	885,286	416,463
Amount due to a stockholder	69,587	170,091
Income tax payable	618,664	362,326
Accrued liabilities and other payable	2,334,384	1,387,427

Total current liabilities	8,047,042	6,625,648

Commitments and contingencies (see Note 19)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,413,639 and 23,026,301 shares issued and outstanding as of December 31, 2009 and 2008	23,414	23,026
Additional paid-in capital	16,888,532	16,752,945
Statutory reserve	5,614,517	4,883,700
Accumulated other comprehensive income	3,576,135	3,448,436
Retained earnings	33,745,608	19,911,971

Total stockholders’ equity	59,848,206	45,020,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,895,248	$51,645,726

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008

Revenue, net	$69,585,683	$48,798,804

Cost of revenue (inclusive of depreciation and amortization)	(50,456,225)	(33,606,972)

Gross profit	19,129,458	15,191,832

Operating expenses:
Depreciation and amortization	(79,725)	(58,310)
Sales and marketing	(608,685)	(608,259)
General and administrative	(2,276,006)	(2,067,802)

Total operating expenses	(2,964,416)	(2,734,371)

Income from operations	16,165,042	12,457,461

Other income (expenses):
Subsidy income	309,901	68,225
Rental income	82,299	73,941
Interest income	288,687	505,173
Interest expense	(230,433)	(319,229)

Income before income taxes	16,615,496	12,785,571

Income tax expense	(2,051,042)	(1,662,761)

NET INCOME	$14,564,454	$11,122,810

Other comprehensive income:
- Foreign currency translation gain	127,699	2,195,540

COMPREHENSIVE INCOME	$14,692,153	$13,318,350

Net income per share – basic	$0.63	$0.48
Net income per share – diluted	$0.60	$0.48

Weighted average shares outstanding – basic	23,062,839	23,010,842
Weighted average shares outstanding – diluted	24,391,942	23,010,842

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008

Cash flows from operating activities:
Net income	$14,564,454	$11,122,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330,419	237,400
Loss on disposal of property, plant and equipment	1,386	156,681
Stock issued to an executive	66,975	77,136
Stock issued for service	69,000	96,420
Allowance for doubtful accounts	70,425	3,196
Changes in operating assets and liabilities:
Accounts receivable	(14,085,053)	(639,193)
Inventories	2,802,538	(5,492,153)
Prepaid expenses and other current assets	175,324	(161,449)
Accounts payable, trade	468,823	(20,157)
Income tax payable	256,338	21,232
Accrued liabilities and other payable	946,957	598,575

Net cash provided by operating activities	5,667,586	6,000,498

Cash flows from investing activities:
Purchase of property, plant and equipment	(353,177)	(634,069)
Proceeds from disposal of property, plant and equipment	—	13,906
Cash paid to construction in progress	(995,235)	(3,558,441)
Cash paid to prepayment for land use right	(2,274,323)	—
Advances to note receivable	(26,399,696)	—

Net cash used in investing activities	(30,022,431)	(4,178,604)

Cash flows from financing activities:
Repayment of amount due to a stockholder	(100,504)	(92,297)
Proceeds from short-term borrowings	4,139,121	8,844,844
Payment on short-term borrowings	(4,289,341)	(5,388,690)

Net cash (used in) provided by financing activities	(250,724)	3,363,857

Effect of exchange rate changes in cash and cash equivalents	108,494	1,977,909

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,497,075)	7,163,660

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,640,307	24,476,647

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,143,232	$31,640,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,794,704	$1,641,529
Cash paid for interest	$230,433	$319,229

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Transfer from construction in progress to property, plant and equipment	$2,600,090	$—

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total stockholder’s
	No. of shares	Amount	capital	reserve	income	earnings	equity

Balance as of December 31, 2007	22,972,301	$22,972	$16,579,443	$3,110,266	$$1,252,896	$10,562,595	$31,528,172

Stock issued to an executive	24,000	24	77,112	—	—	—	77,136
Stock issued for service	30,000	30	96,390	—	—	—	96,420
Net income for the year	—	—	—	—	—	11,122,810	11,122,810
Appropriation to statutory reserve	—	—	—	1,773,434	—	(1,773,434)	—
Foreign currency translation adjustment	—	—	—	—	2,195,540	—	2,195,540

Balance as of December 31, 2008	23,026,301	$23,026	$16,752,945	$4,883,700	$3,448,436	$19,911,971	$45,020,078

Stock issued to an executive	30,000	30	66,945	—	—	—	66,975
Stock issued for service	25,051	25	68,975	—	—	—	69,000
Exercise of warrants	332,287	333	(333)	—	—	—	—
Net income for the year	—	—	—	—	—	14,564,454	14,564,454
Appropriation to statutory reserve	—	—	—	730,817	—	(730,817)	—
Foreign currency translation adjustment	—	—	—	—	127,699	—	127,699

Balance as of December 31, 2009	23,413,639	$23,414	$16,888,532	$5,614,517	$3,576,135	$33,745,608	$59,848,206

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
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

Recapitalization and reorganization

On November 17, 2007, China Marine completed a stock exchange transaction with the stockholders of Ocean Technology (China) Company Limited (“Ocean Technology”), whereby 15,624,034 shares of the Company’s common stock were issued to the stockholders of Ocean Technology in exchange for 100% of their outstanding capital stock in Ocean Technology. As a result of the stock exchange, the former stockholders of Ocean Technology owned approximately 93.15% of the issued and outstanding shares of common stock of the Company.

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

Upon completion of the stock exchange and private placement transactions, Ocean Technology became a wholly-owned subsidiary of China Marine. The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of China Marine whereby Ocean Technology is deemed to be the accounting acquirer (legal acquiree) and China Marine to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Ocean Technology, with the assets and liabilities, and revenues and expenses, of China Marine being included effective from the date of stock exchange transaction. China Marine is deemed to be a continuation of the business of Ocean Technology.

Business history of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Ocean Technology (China) Company Limited (“Ocean Technology”) (formerly Nice Enterprise Trading H. K. Co., Limited)	Hong Kong, a limited liability company	Investment holding in Hong Kong	10,000 issued shares of HK$1 each	100%

Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”)	The PRC, a limited liability company	Trading and distribution of marine products in the PRC and overseas	$11,000,000	100%

Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”)	The PRC, a limited liability company	Property holding	RMB30,000,000	100%

Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”)	The PRC, a limited liability company	Property holding	RMB4,500,000	100%

Shishi Xianglin Trading Co., Ltd. (“Xianglin”)	The PRC, a limited liability company	Dormant	RMB800,000	100%

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $7,125,721 and $31,640,307 as of December 31, 2009 and 2008, respectively.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

As of December 31, 2009 and 2008, the allowance for doubtful accounts was $94,643 and $24,218, respectively.

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

As of December 31, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009 and 2008.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2009 and 2008.

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

Cost of revenue consists primarily of purchase cost of raw fishes, packaging materials, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of processed seafood products and marine catch. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

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

●	Advertising costs

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expense of $196,461 and $151,177 for the years ended December 31, 2009 and 2008, respectively.

●	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $236,595 and $87,327 of such costs for the years ended December 31, 2009 and 2008, respectively.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation and comprehensive income as the related employee service is provided.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

The Company adopts ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	2009	2008
Year-end rates RMB:US$1 exchange rate	6.8372	6.8542
Average yearly rates RMB:US$1 exchange rate	6.8409	6.9623

●	Stock-based compensation

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2009 and 2008, the Company operates in two principal reportable segments: sale of processed seafood products and trading of marine catch.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, amount due to a stockholder, income tax payable and accrued liabilities and other payable are carried at cost which approximates fair value. The estimated fair value of short-term borrowing was $4.1 million and $4.3 million as of December 31, 2009 and 2008, respectively, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

During 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

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

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

Accounts receivable consisted of the following:

	As of December 31,
	2009	2008

Accounts receivable, at cost	$18,928,705	$4,843,652
Less: allowance for doubtful accounts	(94,643)	(24,218)

Accounts receivable, net	$18,834,062	$4,819,434

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

For the years ended December 31, 2009 and 2008, the Company provided the allowance for doubtful accounts of $70,425 and $3,196, respectively.

4.         INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2009	2008

Raw materials	$510,104	$5,076,881
Work-in-process	3,018,720	1,262,854
Finished goods	151,197	126,300
Packaging materials	196,929	213,453

Total	$3,876,950	$6,679,488

For the years ended December 31, 2009 and 2008, the Company recorded no allowance for slow-moving and obsolete inventories.

5.         NOTE RECEIVABLE

On November 27, 2009, the Company’s subsidiary, Mingxiang entered into a Credit or Share Purchase Option Agreement (the “Agreement”) among Shishi Xianghe Food Science and Technology Co., Ltd (“Xianghe”) and its owner, Mr. Qiu Shang Jing (“Mr. Qiu”). Pursuant to the Agreement, Mingxiang provided a short-term loan to Xianghe in the amount of approximately $26,400,000 (equivalent to RMB180,500,000) for working capital purposes, which carried interest at 5% per annum, monthly payable and matures on January 26, 2010. This loan was secured by all of the registered capital of Xianghe owned by Mr. Qiu.

In addition, the Agreement offered Mingxiang the option to acquire from Mr. Qiu 80% registered capital of Xianghe at a consideration of approximately $27,800,000 (equivalent to RMB190,000,000) if Mingxiang decided that Mingxiang did not want Xianghe to repay the loan. Should Mingxiang elect to exercise the option, Mingxiang needs to give a written notice to Xianghe and to transfer the $26,400,000 from Xianghe to Mr. Qiu. The remaining RMB9,500,000 (approximately $1,400,000) consideration shall be paid to Mr. Qiu by Mingxiang within 30 days after completion of Xianghe’s audit report.

On January 1, 2010, Mingxiang exercised the option and became an equity owner of Xianghe.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

6.         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	As of December 31,
	2009	2008
Buildings	$6,620,904	$4,008,018
Plant and machinery	3,484,371	3,162,665
Office equipments	65,010	43,994
Motor vehicles	578,810	561,279
	10,749,095	7,775,956
Less: accumulated depreciation	(2,149,118)	(1,831,441)

Property, plant and equipment, net	$8,599,977	$5,944,515

As of December 31, 2009 and 2008, certain property, plant and equipment with the net book value of $2,277,824 and $2,380,187, respectively, were pledged as securities in connection with the outstanding short-term borrowings, as described in more details in Note 8.

Depreciation expenses for the years ended December 31, 2009 and 2008 were $314,065 and $221,327, respectively, which included $240,272 and $168,847 in cost of revenue.

During 2009, construction in progress was fully completed for operational use and transferred to property, plant and equipment accordingly.

Certain property, plant and equipment with original costs of $988,770 and $749,260 have become fully depreciated as of December 31, 2009 and 2008, respectively.

7.	LAND USE RIGHTS

Land use rights consisted of the following:

	As of December 31,
	2009	2008

Land use rights, at cost	$805,937	$803,938
Less: accumulated amortization	(190,582)	(173,788)

Land use rights, net	$615,355	$630,150

As of December 31, 2009 and 2008, certain land use rights with the net book value of $401,682 and $411,088, respectively, were pledged as securities in connection with the outstanding short-term borrowings, as described in Note 8.

Amortization expenses for the years ended December 31, 2009 and 2008 were $16,354 and $16,073, respectively, in which $10,422 and $10,243 were included in cost of revenue. Estimated aggregate future amortization expense for the succeeding 5 years and thereafter as of December 31, 2009 is as follows:

Years ending December 31,
2010	$16,354
2011	16,354
2012	16,354
2013	16,354
2014	16,354
Thereafter	533,585
Total	$615,355

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

8.         PREPAYMENT FOR LAND USE RIGHTS

On November 6, 2009, the Company’s subsidiary, Mingxiang won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian Province, the PRC. Mingxiang executed an Auction Confirmation Letter regarding this purchase, which was confirmed by the Company that conducted the auction. Covering an area of 8,691.4 square meters, the land is located next to the fishing port and the Company’s processing facilities in Shishi City. The purchase price for the land use right is $2,274,323 (equivalent to RMB 15.55 million).

The Company plans to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where the Company obtains fresh seafood catch to be processed into seafood products. The Company expects to complete the construction in late 2010.

9.         SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	As of December 31,
	2009	2008
Bank loans, payable to a financial institution in the PRC:

Equivalent to RMB5,400,000, due on February 2, 2009	—	787,839

Equivalent to RMB3,000,000, due on February 17, 2009	—	437,688

Equivalent to RMB5,000,000, due on February 19, 2009	—	729,479

Equivalent to RMB4,000,000, due on February 25, 2009	—	583,584

Equivalent to RMB5,000,000, due on February 21, 2009	—	729,479

Equivalent to RMB3,000,000, due on April 7, 2009	—	437,688

Equivalent to RMB4,000,000, due on May 18, 2009	—	583,584

Equivalent to RMB5,400,000, due on February 12, 2010	789,797	—

Equivalent to RMB3,000,000, due on February 16, 2010	438,776	—

Equivalent to RMB3,900,000, due on February 18, 2010	570,409	—

Equivalent to RMB5,000,000, due on February 24, 2010	731,293	—

Equivalent to RMB4,000,000, due on February 26, 2010	585,035	—

Equivalent to RMB4,000,000, due on March 17, 2010	585,035	—

Equivalent to RMB3,000,000, due on March 26, 2010	438,776	—

Total borrowings	$4,139,121	$4,289,341

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The Company’s wholly-owned subsidiary, Mingxiang obtained short-term bank loans in the aggregate amount of $4,139,121 and $4,289,341 as of December 31, 2009 and 2008, respectively, with Agricultural Bank of China, a registered financial institution in the PRC. The weighted average effective interest rate per annum was 5.31% and 7.85% for 2009 and 2008, respectively, payable quarterly.

All bank borrowings were guaranteed by the major stockholder, Mr. Pengfei Liu (“Mr. Liu”) and his associated, Ms. Yazuo Qiu and were secured by certain land use rights, property, plant and equipment held by the Company’s subsidiaries, Mingxiang, Rixiang and Jixiang with an aggregate net book value of $2,679,506 as of December 31, 2009 (2008: $2,791,275).

10.	AMOUNT DUE TO A STOCKHOLDER

As of December 31, 2009 and 2008, the amounts of $69,587 and $170,091 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which was unsecured, interest free and repayable on demand.

11.	ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of the following:

	As of December 31,
	2009	2008

Value-added tax payable	$1,259,353	$582,010
Accrued payroll and benefits	732,958	547,956
Accrued construction cost	130,146	94,549
Accrued operating expenses	48,457	76,866
Accrued professional expenses	150,107	79,457
Other payable	13,363	6,589

	$2,334,384	$1,387,427

12.	STOCKHOLDERS’ EQUITY

(a)	Issuance of common stock

On July 26, 2008, the Company entered into an Employment Agreement with its CFO in which the Company agreed to provide restricted common stock award totaling 30,000 shares at the anniversary of the agreement or at the time of successful listing of the Company on any stock exchange other than OTCBB, whichever is earlier. During 2009, the Company issued 30,000 shares of common stock to its CFO at the fair value of $66,975.

On February 20, 2009, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc (''HCI'') in exchange for consulting services to the Company. The Company agreed to provide 20,000 shares of restricted common stock to HCI upon the effectiveness of a registration statement on Form S-1. The shares of common stock were valued at $29,000 in total.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

In 2009, the Company and its legal counsel, McLaughlin & Stern LLP (“McLaughlin”), came into an agreement that the Company agreed to issue 5,051 shares of restricted common stock to McLaughlin in exchange for certain legal services to the Company. The shares of common stock were valued at $40,000 in total.

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

Pursuant to a Make Good Agreement signed between Mr. Liu and the investors on November 17, 2007, Mr. Liu agreed to transfer an aggregate 6,199,441 shares of the Company’s common stock into an escrow account, which he beneficially owned and is subject to the automatic release upon the attainment of certain performance-based goals. If the Company does not generate net income of $10.549 million for the fiscal year ending December 31, 2008 and $14.268 million for the fiscal year ending December 31, 2009, the shares held in escrow will be transferred to the private placement investors, on a pro rata basis in accordance with the following formula: If the 2008 net income threshold is not achieved then an amount of shares equal to (($10.549 million - 2008 adjusted net income)/$10.549 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. If the 2009 net income threshold is not achieved then an amount of shares equal to (($14.268 million - 2009 adjusted net income)/$14.268 million) multiplied by 50% of the escrowed shares will be transferred to the private placement investors. In the event that the net income for 2008 and 2009 meet the minimum net income thresholds for those respective years, then no transfer of the escrowed shares shall be made to the private placement investors and the shares will then be returned to Mr. Liu. Management has determined that the thresholds for the year ended December 31, 2008 and 2009 have been met.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

(c)	Warrants granted, accounted for under the fair value method

In connection with the private placement offering, on November 17, 2007, the Company granted to consultants and agents warrants to purchase an aggregate of 929,916 shares of the Company’s common stock at an exercise price of $4.1782 per share or on a cashless exercise basis. The warrants vested immediately and will expire on November 16, 2010. The market price of the stock was $4.1782 per share on the grant date. The Company valued the warrants at $2.0873 per share, or $1,941,014, using the Black-Scholes option-pricing model under ASC 718-20 and was recorded as offering expense in additional paid-in capital in the fiscal year 2007.

During the year ended December 31, 2009, certain warrant holders exercised 840,701 warrants on a cashless exercise basis to purchase 332,287 shares of the Company’s common stock.

A summary of warrant activity for the years ended December 31, 2009 and 2008 is as follows:

	Number of warrants	Weighted average exercise price	Remaining contractual term (year)	Aggregate intrinsic value

Outstanding and exercisable as of January 1, 2008	2,169,804	4.1782	2.87	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable as of December 31, 2008	2,169,804	$4.1782	1.87	—
Granted	—	—	—	—
Exercised	(840,701)	4.1782	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable as of December 31, 2009	1,329,103	$4.1782	0.88	—

(d)	Distribution of dividends

The Company did not declare any dividends for the years ended December 31, 2008 and 2009.

As of December 31, 2009, the number of authorized shares and outstanding shares of the Company’s common stock was 100,000,000 shares and 23,413,639 shares, respectively.

13.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Basis and diluted net income per share calculation

Numerator:
- Net income in computing basic and diluted net income per share	$14,564,454	$11,122,810

Denominator:
- Weighted average ordinary shares outstanding	23,062,839	23,010,842
- Warrant shares outstanding	1,329,103	—
Shares used in computing basic and diluted net income per share	24,391,942	23,010,842

Basic net income per share	$0.63	$0.48
Diluted net income per share	$0.60	$0.48

For the year ended December 31, 2008, warrants exercisable to 2,169,804 shares of common stock were excluded from the diluted earnings per share calculation as the exercise price of the warrants was higher than the average market price of the stock during the period, thereby making the warrants anti-dilutive under the treasury method.

14.	INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2009	2008
Tax jurisdiction from:
– Local	$(4,623)	$(6,703)
– Foreign	16,620,119	12,792,274

Income before income taxes	$16,615,496	$12,785,571

The provision for income taxes consisted of the following:

	Years ended December 31,
	2009	2008
Current:
– Local	$—	$—
– Foreign	2,051,042	1,662,761

Deferred:
– Local	—	—
– Foreign	—	—

Income tax expense	$2,051,042	$1,662,761

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
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

United States of America

China Marine is registered in the State of Nevada and is subjected to United States of America tax law.

As of December 31, 2009, China Marine incurred $11,326 of net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $3,907 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, Ocean Technology incurred an operating loss of $139,051 for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $67,165 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the years ended December 31, 2009 and 2008. Rixiang, Jixiang, Mingxiang and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 25%.

Xianglin is approved as a domestic enterprise. Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Jixiang and Mingxiang were expired in prior years and Rixiang continues to enjoy the Tax Holiday expiring through fiscal year 2009.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Hence, Rixiang will continue to enjoy to the unexpired Tax Holiday of 50%-reduction on the unified income tax through 2009, subject to a transitional policy under the Corporate Income Tax Law. Jixiang, Mingxiang and Xianglin are subject to the unified income rate of 25% on the taxable income.

On October 15, 2009, Mingxiang has received a notice of recognition as an enterprise of new and high technology, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for a company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, Mingxiang qualifies for a reduced tax rate of 15% on the company's income through 2012.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for PRC operation for the years ended December 31, 2009 and 2008 is as follows:

	Years ended December 31,
	2009	2008

Income before income taxes	$16,759,164	$13,019,994
Statutory income tax rate	25%	25%
Income taxes at statutory rate	4,189,791	3,254,998

Tax effect on utilization of net operating loss carryforwards	(89,216)	—
Tax effect on net operating loss from PRC subsidiaries	1,523	70,524
Tax effect on non-taxable items	(14)	—
Tax effect from Tax Holiday	(2,051,042)	(1,662,761)

Income taxes at effective rate	$2,051,042	$1,662,761

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

As of December 31, 2009, the PRC operation incurred $1,180,210 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $295,053 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards from:
– Local	$3,907	$2,312
– Hong Kong	67,165	44,221
– PRC	295,053	380,698
	366,125	427,231
Less: valuation allowance	(366,125)	(427,231)

Deferred tax assets	$—	$—

Management believes that it is more likely than not that the net deferred assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets of $366,125 and $427,231 as of December 31, 2009 and 2008, respectively. During 2009, the valuation allowance decreased by $61,106, primarily relating to net operating loss carryforwards.

15.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC, Rixiang, Jixiang and Mingxiang are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $545,068 and $364,184 for the years ended December 31, 2009 and 2008, respectively.

16.	STATUTORY RESERVE

Under the PRC Law, the Company’s subsidiaries in the PRC, Rixiang, Jixiang, Mingxiang and Xianglin are required to make appropriation at the end of each fiscal year to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

For the years ended December 31, 2009, and 2008, Rixiang contributed $730,817 and $1,773,434 to statutory reserve, respectively. Jixiang, Mingxiang and Xianglin made no appropriation to the statutory reserve since they did not generate after-tax net income during these periods.

17.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)	Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has two operating and reporting segments for the years ended December 31, 2009 and 2008 which are sale of processed seafood products and trading of marine catch.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2009 and 2008.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009
	Processed seafood products	Marine catch	Total

Revenue, net	$52,049,023	$17,536,660	$69,585,683
Cost of revenue	(34,721,649)	(15,734,576)	(50,456,225)

Gross profit	$17,327,374	$1,802,084	$19,129,458

Expenditure for long-lived assets	$1,348,412	$—	$1,348,412

	Year ended December 31, 2008
	Processed seafood products	Marine catch	Total

Revenue, net	$44,370,010	$4,428,794	$48,798,804
Cost of revenue	(29,617,071)	(3,989,901)	(33,606,972)

Gross profit	$14,752,939	$438,893	$15,191,832

Expenditure for long-lived assets	$4,192,510	$—	$4,192,510

(b)	Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Years ended December 31,
	2009	2008
Revenue, net:
The PRC	$67,788,576	$46,401,415
Asia	1,797,107	2,397,389

Total revenue, net	$69,585,683	$48,798,804

All the Company’s long-lived assets are located in the PRC in both years.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

18.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

The following is a table summarizing the revenue from customers that individually represents greater than 10% of the total revenue for the years ended December 31, 2009 and 2008 and their outstanding balances at year-end dates.

	Year ended December 31, 2009		December 31, 2009
Customers	Revenue	Percentage of total revenue	Accounts receivable, net

Customer A	$11,726,167	17%	$6,799,701

	Year ended December 31, 2008		December 31, 2008
Customers	Revenue	Percentage of total revenue	Accounts receivable, net

Customer B	$5,088,870	10%	$469,639

(b)	Major vendors

The following is a table summarizing the purchases of raw materials from vendors that individually represents greater than 10% of the total purchases for the years ended December 31, 2009 and 2008 and their outstanding balances as at year-end dates.

	Year ended December 31, 2009		December 31, 2009
Vendors	Purchases	Percentage of raw materials purchases	Accounts payable, trade

Vendor A	$10,745,846	28%	$18,183
Vendor B	8,026,950	21%	—
Vendor C	6,953,216	18%	11,813
Vendor D	5,545,993	14%	—

Total	$31,272,005	81%	$29,996

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2008		December 31, 2008
Vendors	Purchases	Percentage of raw materials purchases	Accounts payable, trade

Vendor A	$7,481,338	22%	$40,069
Vendor B	6,488,740	19%	15,535
Vendor E	5,664,055	17%	—
Vendor C	5,389,778	16%	—
Vendor F	3,752,759	11%	27,398

Total	$28,776,670	85%	$83,002

(c)	Credit risk

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

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2009, all of borrowings were at variable rates. The interest rates and terms of repayment of bank borrowings are disclosed in Note 8.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

19.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the years ended December 31, 2009 and 2008 was $77,145 and $76,882, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Years ending December 31:
2010	$77,145
2011	10,332

Total	$87,477

(b)	Guarantees

As of December 31, 2009, Mingxiang is contingently liable as guarantor with respect to the loans of $731,294 (equivalent to RMB5,000,000) and $438,776 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,170,070 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2009, the Company has not recorded any liabilities under these guarantees.

20.	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

21.	SUBSEQUENT EVENTS

(a)	Acquisition of branded algae-based beverage company

On November 27, 2009, the Company entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing (“Qiu”) and Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”). The Option Agreement provided the Company to make a loan to Xianghe in the amount of approximately $26.4 million to be used for working capital purposes. In consideration for the loan, the Company received the option to buy shares representing eighty percent (80%) of Xianghe from its sole shareholder, Qiu. The interest rate on the loan is 5.0% per annum. Qiu agreed to pledge all of his shares in Xianghe to guarantee the performance by Xianghe under the Option Agreement. China Marine intended to fund the loan from the currently available cash of the Group.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The maturity date of the loan is January 26, 2010. Upon maturity of the loan, the Company may select to exercise the option to purchase shares representing eighty percent (80%) of Xianghe or require repayment of the loan. The purchase price payable to Qiu shall consist of approximately $1.4 million payable by the Company and $26.4 million payable by Xianghe.

Xianghe is a Fujian based manufacturer of the branded Hi-Power algae-based soft drinks. Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu. Hi-Power is marketed as a high-protein content drink, low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension. Hi-Power’s target market focuses on health-conscious consumers in China’s fast-growing beverage market. Xianghe has developed a network of distributors in Fujian, Zhejiang, Guangdong and Hunan which sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry.

On January 1, 2010, the Company exercised the option to acquire shares representing eighty percent (80%) of the registered capital stock (the “Shares”) of Xianghe pursuant to the terms of a Share Purchase Agreement (the “Purchase Agreement”). The Shares were purchased from Qiu and the purchase price for the Shares was approximately $27.8 million, paid as follows:

(iii)	Approximately $26.4 million, which Xianghe owed to the Company, was transferred to be the consideration for the purchase of the Shares of Xianghe which the Company shall pay to Qiu.

(iv)	Approximately $1.4 million shall be paid by the Company to Qiu within 30 days after completion of the audit report of Xianghe for the year ended December 31, 2009.

The Purchase Agreement grants the Company a right of first refusal to purchase the 20% of the registered capital stock of Xianghe retained by Qiu for a maximum price of approximately $7.0 million if Qiu intends to sell his shares. The Purchase Agreement also provides that if Xianghe has any funding requirement from the shareholders, the Company and Qiu shall provide the capital into Xianghe on a pro rata basis according to respective shareholdings.

China Marine intends to integrate the Hi-Power algae-based soft drinks into its current distribution network. Xianghe has an experienced management team and its management and other employees will continue to work at Xianghe after the acquisition. Xianghe utilizes third party manufacturers to produce the beverages.

(b)	Completion of $30,000,000 financing through registered direct offering of common stock

On January 25, 2010, the Company has closed the financing to sell 4,615,388 shares of common stock at a price of $6.50 per share. Net proceeds, after underwriting discounts and commissions and before offering expenses payable by the Company, are approximately $28,500,000. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes. The shares were sold under the Company's previously filed shelf registration statement that was declared effective by the Securities and Exchange Commission on December 23, 2009. Global Hunter Securities LLC and Brean Murray Carret & Co., LLC acted as co-lead placement agents and joint book-running managers in the transaction.

ITEM 8:    Supplementary Data: Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated balance sheet as of December 31, 2009 and the unaudited pro forma condensed consolidated statement of operations are derived from the historical financial statements of the Company and Xianghe and have been prepared to give effect to the Company’s acquisition of Xianghe on January 1, 2010. The unaudited pro forma condensed consolidated balance sheet is presented as if the acquisition had occurred as of the balance sheet date. The unaudited pro forma condensed consolidated statement of operations is presented as if the acquisition had occurred on January 1, 2010.

The acquisition has been accounted for under the purchase method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price of over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill.

The following unaudited pro forma condensed consolidated financial statements have been prepared for illustrative purposes only and do not purport to reflect the results the combined company may achieve in future periods or the historical results that would have been obtained. These unaudited pro forma condensed consolidated financial statements, including the notes hereto, should be read in conjunction with (i) the historical consolidated financial statements for the Company included in its Form 10-K filed on March 22, 2010 and (ii) the historical financial statements of Xianghe included in the Company’s Form 8-K/A dated March 16, 2010.

CHINA MARINE FOOD GROUP LIMITED
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))

	The Company	Xianghe	Pro forma adjustment		Pro forma consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,143,232	$435,933			$7,579,165
Accounts receivable, net	18,834,062	1,391,457			20,225,519
Inventories	3,876,950	10,871			3,887,821
Note receivable	26,399,696	—	(26,399,696	)A	—
Amount due from an owner	—	1,442,623	(1,400,304	)A	42,319
Prepaid expenses and other current assets	151,653	—			151,653

Total current assets	56,405,593	3,280,884			31,886,477

Non-current assets:
Goodwill	—	—	2,391,866	A	2,391,866
Property, plant and equipment, net	8,599,977	395			8,600,372
Intangible asset, net	—	8,596	23,471,410	A	23,480,006
Prepayment for land use right	2,274,323	—			2,274,323
Land use rights, net	615,355	—			615,355

TOTAL ASSETS	$67,895,248	$3,289,875			$69,248,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,139,121	$—			$4,139,121
Accounts payable, trade	885,286	402,982			1,288,268
Amount due to a stockholder/an owner	69,587	—			69,587
Income tax payable	618,664	225,180			843,844
Accrued liabilities and other payable	2,334,384	240,808			2,575,192

Total current liabilities	8,047,042	868,970			8,916,012

Stockholders’ equity:
Preferred stock	—	—			—
Common stock	23,414	733,483	(733,483	)B	23,414
Additional paid-in capital	16,888,532	—			16,888,532
Statutory reserve	5,614,517	253,364	(253,364	)B	5,614,517
Accumulated other comprehensive income	3,576,135	(1,670)	1,670	B	3,576,135
Retained earnings	33,745,608	1,435,728	(1,435,728	)B	33,745,608

Total stockholders’ equity	59,848,206	2,420,905			59,848,206

Non-controlling interest	—	—	484,181	B	484,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,895,248	$3,289,875			$69,248,399

CHINA MARINE FOOD GROUP LIMITED
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009
 (Currency expressed in United States Dollars (“US$”))

	The Company	Xianghe #1	Pro forma adjustments		Pro forma consolidated

Revenue, net	$69,585,683	$7,568,657			$77,154,340

Cost of revenue	(50,456,225)	(4,530,736)			(54,986,961)

Gross profit	19,129,458	3,037,921			22,167,379

Operating expenses:
Depreciation and amortization	(79,725)	(418)			(80,143)
Sales and distribution	(608,685)	(632,290)			(1,240,975)
General and administrative	(2,276,006)	(83,770)			(2,359,776)

Total operating expenses	(2,964,416)	(716,478)			(3,680,894)

Income from operations	16,165,042	2,321,443			18,486,485

Other income (expenses):
Subsidy income	309,901	—			309,901
Rental income	82,299	—			82,299
Interest income	288,687	823	(70,010	)C	219,500
Interest expense	(230,433)	(70,010)	70,010	C	(230,433)

Total other expenses	450,454	(69,187)			381,267

Income before income taxes	16,615,496	2,252,256			18,867,752

Income tax expense	(2,051,042)	(563,164)			(2,614,206)
Non-controlling interest	—	—	(337,818	)C	(337,818)

NET INCOME	$14,564,454	$1,689,092			$15,915,728

Per share information:
Net income per share
– Basic	$0.63	—		D	$0.69
– Diluted	$0.60	—		D	$0.65

Weighted average shares outstanding
– Basic	23,062,839	—			23,062,839
– Diluted	24,391,942	—			24,391,942

Notes:
#1   Representing with the operating result for the period from July 28, 2009 (Inception) to December 31, 2009.

#2   The pro forma condensed consolidated statement of operations for the year ended December 31, 2008 is not required as Xianghe was not in existence during 2008 fiscal year.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL INFORMATION
(Currency expressed in United States Dollars (“US$”))

NOTE 1	BASIS OF PRESENTATION

The unaudited pro forma condensed consolidated balance sheet assumes that the purchase took place on January 1, 2010 and certain assets and liabilities of Xianghe were acquired and assumed by the Company. Such financial statement combines the historical consolidated balance sheet of the Company and Xianghe at December 31, 2009. The unaudited pro forma condensed consolidated statement of operations assume that the purchase took place on December 31, 2009, and combine the historical consolidated statement of operations of the Company and Xianghe for the year ended December 31, 2009.

There were no significant transactions on a combined basis between the acquired entity and the Company during the periods presented.

The following unaudited pro forma condensed consolidated financial information was prepared using the purchase method of accounting as required by Accounting Standards Codification Topic 805, “Business Combinations”. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management’s preliminary estimate of their respective fair values as of the date of acquisition. Any differences between the fair value of the consideration issued and the fair value of the assets and liabilities acquired will be recorded as goodwill.

NOTE 2	PRO FORMA ADJUSTMENTS

These unaudited pro forma condensed consolidated financial statements reflect the following pro forma adjustments:

•	Adjustment (A)

The following table summarizes the historical value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price consideration is presented as below:

Acquired assets:
Cash and cash equivalents	$435,933
Accounts receivable, net	1,391,457
Inventories	10,871
Amount due from an owner	1,442,623
Property, plant and equipment, net	395
Intangible assets, net	8,596

Total assets acquired	3,289,875

Less: liabilities assumed
Accounts payable, trade	402,982
Amount due to an owner	—
Income tax payable	225,180
Accrued liabilities and other payable	240,808

Total liabilities assumed	868,970

Less: non-controlling interest	484,181

Net assets acquired	1,936,724
Algae-based drink know-how *	23,471,410
Goodwill	2,391,866

Purchase price consideration	$27,800,000

Pursuant to the Share Purchase Agreement (the “Agreement”), the aggregate purchase price is approximately $27,800,000 (equivalent to RMB190,000,000), in which approximately $26,400,000 is payable by Xianghe upon the conversion of its short-term loan and approximately $1,400,000 is payable by the Company’s subsidiary, Mingxiang.

Algae-based drink know-know is acquired at its fair value, based upon the independent valuation report.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO UNAUDITED PRO FORMA CONDENSED FINANCIAL INFORMATION
(Currency expressed in United States Dollars (“US$”))

•	Adjustment (B)

To reflect (1) the elimination of the stockholders' equity accounts of Xianghe, (2) the equity component of the purchase price, and (3) the purchase price allocation as reflected above in Adjustment (A).

•	Adjustment (C)

To reflect (1) the elimination of interest expense and interest income on short-term loan from Mingxiang to Xianghe and (2) to record net income attributable to non-controlling interest.

•	Adjustment (D)

Pro forma basic income per common share is computed by dividing the pro forma net income applicable to common stockholders by the pro forma weighted average number of common shares assumed to be outstanding during the periods of computation. Pro forma diluted income per common share is computed using the pro forma weighted average number of common shares and, if dilutive, potential common shares outstanding during the periods.

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

We furnished a copy of the above disclosures to CHLLP and requested that CHLLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not CHLLP agrees with the above statements. A copy of such letter dated January 27, 2009 is attached as Exhibit 16.1 to this Current Report on Form 8-K filed on February 3, 2009

Concurrently, we engaged ZYCPA Company Limited (“ZYCPA”) as its new independent registered public accounting firm to audit our financial statements for the year ended December 31, 2008. During our two most recent fiscal years, ZYCPA has been engaged as an independent accountant to audit our significant subsidiaries located in Hong Kong and the People’s Republic of China.

Prior to ZYCPA’s engagement, we did not consult with ZYCPA regarding any matters described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

On January 23, 2008, concurrent with the decision to dismiss ZYCPA as its independent auditor, the board of directors unanimously voted to engage CHLLP as its new independent auditor. ZYCPA is the affiliated firm of CHLLP in Asia.

We furnished a copy of this disclosure to ZYCPA and requested ZYCPA furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(1) of Regulation S-K and, if not, stating the reason in which it does not agree. A copy of this letter was filed by us as Exhibit 16 to our current report on Form 8-K, filed on January 31, 2008.

On January 27, 2009, concurrent with the decision to dismiss CHLLP, as its independent auditor, the Board of Directors unanimously voted to engage ZYCPA as its new independent auditor. ZYCPA is the affiliated firm of CHLLP in Asia.

We furnished a copy of this disclosure to CHLLP and requested CHLLP furnish us with a letter address to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(1) of Regulation S-K and, if not, stating the reason in which it does not agree. A copy of this letter was filed by us as Exhibit 16 to our current report on Form 8-K filed on February 2, 2009.

During the two most recent financial years ended December 31, 2009 and 2008 to the date of this statement, there were no disagreements with CHLLP and ZYCPA or any matter of accounting principals or practices, financial disclosures, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our two most recent financial years ended December 31, 2007 and 2008 to the date of this statement.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. On January 1, 2010, Mingxiang acquired shares representing 80% of the registered capital stock of Xianghe. Its operations have been excluded from our review of the internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are integrating Xianghe’s operations, including internal controls and processes, and extending our Section 404 compliance program to Xianghe’s operations.

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

ITEM 9B.	Other Information

None
PART III.

ITEM 10.	Directors and Executive Officers of the Registrant, and Corporate Governance

DIRECTORS AND OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Directors

Name	Age	Position held

Pengfei LIU	54	CEO, Secretary and Director

Marco Hon Wai KU	36	Chief Financial Officer

Weipeng LIU	33	Director

Xiaochuan LI	65	Independent Director

Changhu XUE	45	Independent Director

Honkau WAN	36	Independent Director

None of the Directors and Executive Officers is related to each other or the Substantial Shareholder.

Pengfei Liu is our CEO, Secretary and Director. He is the founder of our Company, and has been spearheading the expansion and growth of our Company. Mr. Liu is responsible for our operations, marketing, public relations, strategic planning and development of new products and markets and overall running of our Company.

From 1975 to 1981, Mr. Liu served as a seaman with the Zhejiang East Ocean Navy. From 1981 to 1993, he worked as a trader in seafood. In 1994, Mr. Liu established Mingxiang. In October 2003, Mr. Liu was elected as member of the executive committee of the China Aquatic Products Processing and Marketing Association (CAPPMA). In December 2003, Mr. Liu was appointed committee member of the Shishi Committee (Fujian Province) of the Chinese People’s Political Consultative Conference. In January 2005, Mr. Liu was elected vice-chairman of the executive committee of Quanzhou Food Products Industry Association. In December 2005, Mr. Liu was appointed as a member of the executive committee of the China Chamber of International Commerce, Shishi Chamber of Commerce. In August 2006, Mr. Liu was appointed executive member of the general meeting of the Fujian Aquatic Products Processing and Marketing Association (FAPPMA). Mr. Liu is not a member of the board of directors for any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Liu has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 30 years of experience in the seafood industry, his having provided leadership and strategic direction to the Company as its founder and his unparalleled knowledge of the Company and its business.

Marco Hon Wai Ku is our Chief Financial Officer and joined our Company in July 2007. He is responsible for the corporate finance function of our Company and oversees matters relating to accounting, financial administration and the compliance and reporting obligations of our Company. Mr. Ku obtained a bachelor’s degree in Finance from the Hong Kong University of Science and Technology in 1996, and is currently a Fellow Member of the Hong Kong Institute of Certified Public Accountants.

Prior to joining us, from 1996 to 2000, Mr. Ku was with KPMG, where he last held the position as Assistant Manager. From August 2000 to February 2003, he was the Manager - Corporate Services in Logistics Information Network Enterprise (HK) Limited, a subsidiary of Hutchison Port Holdings Ltd., where he later worked as Manager - Management Accounting from March 2003 to September 2004. From October 2004 to September 2005, he worked as a Financial Controller for Hongkong.com Company Limited (a Hong Kong listed company within the China.com Group). And from October 2005 to April 2007, he co-founded KISS Catering Group, which is a food and beverage business in Beijing. Mr. Ku is not a director of any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

Weipeng Liu is our Director, who is also employed to oversee the construction, operation and maintenance of our equipment and production facilities in the capacity of Manager of Operations. After graduating with a degree in mechanical design and manufacturing and automation from Fuzhou University in 1997, Mr. Liu joined our Company as Mingxiang and Rixiang’s facilities manager. He was appointed to serve as a director of Rixiang in October 2006. Mr. Liu is not a director of any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Liu has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 10 years of experience with the Company and his knowledge of our equipment and production facilities.

Xiaochuan Li has been the Director of the Division for Test of the Safety and Quality of Aquatic Products in the Yellow Sea Fisheries Research Institute of the Chinese Academy of Fishery Sciences since 1978, where he is responsible for the marine products processing technology research and carrying out coordination in terms of both quality and quantity examination and formulating related standards. From 1987 to 2005, Mr. Li was the Center Director of the National Center for Quality Supervision and Test of Aquatic Products. During his tenure, Mr. Li was responsible for overseeing the daily operation of the laboratory and inspection center. Mr. Li is not a director of any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

The Board believes that Mr. Li has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 30 years of experience with the seafood industry, his management skills as the Director of the Division for Test of the Safety and Quality of Aquatic Products in the Yellow Sea Fisheries Research Institute of the Chinese Academy of Fishery Sciences and for his experience in testing and quality control of seafood products.

Changhu Xue is a professor of Aquatic Product Processing and Preserving Engineering at the Ocean University of China. Mr. Xue is a Council Member of China Society of Fisheries and the Chairman of the Fish Processing and Comprehensive Utilization Sub-committee of the China Society of Fisheries. He is also the Chief Secretary of the Steering Committee for Light Industry and Food Education in the Ministry of Education for the People’s Republic of China. Mr. Xue’s major focus of research has been in aquatic product processing and fisheries chemistry. Mr. Xue has completed over 20 state and provincial research projects including the research schemes in the National Natural Science Foundation of China and has published over 100 papers and articles in academic journals. In 1990, Mr. Xue was the first recipient of a doctoral degree in Agriculture and Aquatic Products in China. Mr. Xue has obtained 8 patent certificates and 2 technological achievements awarded by the provincial authority. Mr. Xue is not a director of any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Xue has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive academic knowledge of the seafood industry and research accomplishments.

Honkau Wan has practiced as a certified public accountant (“CPA”) since 2003. His firm provides professional auditing, consultancy and secretarial services to his clients on a variety of industries. From 2000 to 2002, Mr. Wan served in a multi-national company as an internal auditor, where he participated in evaluating the internal control systems of the group companies and made recommendations to the management. The multi-national company was involved in the following industries: financial institutions, property development, airline and security broker in Hong Kong, China, United States and other Asia Pacific countries. From 1996 to 1999, Mr. Wan was with KPMG auditing financial institutions. Mr. Wan received a BBA in Accounting, with Honors, from the Hong Kong Polytechnic University in 1996. Mr. Wan is not a director of any public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Wan has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 15 years of relevant experience in finance and accounting.

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

FAMILY RELATIONSHIPS

There are no family relationships among our officers, directors, persons nominated for such positions, or significant shareholders.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, or control persons have been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

●
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

BOARD COMMITTEES

The Board of Directors is composed of five directors: Mr. Pengfei Liu, Mr. Weipeng Liu, Mr. Xiaochuan Li, Mr. Changhu Xue and Mr. Honkau Wan. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present.

On June 18, 2009, the Company established an Audit Committee of the Board with the responsibility for assisting the Board in fulfilling its oversight role regarding the Company’s financial reporting process, its system of internal control and its compliance with applicable laws, regulations and company policies. Honkau Wan, Xiaochuan Li, and Changhu Xue were elected to be members of the Audit Committee and shall serve the Committee until their successors are duly elected and qualified. On June 18, 2009, the Company also established a Governance Committee and a Compensation Committee, and elected Xiaochuan Li and Changhu Xue as members to each of the Committee.

The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The Company’s Board of Directors has determined that the registrant has one audit committee financial expert, Honkau Wan, serving on its Audit Committee. Honkau Wan has been CPA since 2003 and understands the generally accepted accounting principles and financial statements. He is considered as independent director as defined in the listing standards applicable to the Registrant. His relevant experiences are disclosed in the above content in Item 10 of this Form 10-K.

The Nominating Committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The Corporate Governance Committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The Company does not have procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Compensation Committee is primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

CODE OF ETHICS

We adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 on January 24, 2008. On August 10, 2009, we amended our Standards of Business Conduct and Finance Code of Professional Conduct. The amended Standards of Business and Finance Code of Professional Conduct apply to our officers, directors and employees. The principal change to the Finance Code of Professional Conduct was to make it applicable to all employees and not only employees in the finance department to comply with the rules of the NYSE/AMEX. The principal change to the Standard of Business Conduct was to provide guidelines to employees to report any suspected or known violations of the Finance Code of Professional Conduct, the Standards of Business Conduct, or other China Marine policies.

All employees will:
•	Act with honesty and integrity, avoiding actual or apparent conflicts of interest in their personal and professional relationships.

•
Provide shareholders with information that is accurate, complete, objective, fair, relevant, timely, and understandable, including information in our filings with and other submissions to the U.S. Securities and Exchange Commission and other public bodies.

•	Comply with rules and regulations of federal, state, provincial and local governments, and of other appropriate private and public regulatory agencies.

•	Action in good faith, responsibly, with due care, competence, and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

•	Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose.

•	Not use confidential information acquired in the course of one’s work for personal advantage.

•	Share knowledge and maintain professional skills importance and relevancy to shareholders’ needs.

•	Proactively promote and be an example of ethical behavior as a responsible individual among peers, in the working environment and the community.

•	Exercise responsible use, control, and stewardship over all China Marine assets and resources that are employed by or entrusted to us.

•
Not coerce, manipulate, mislead, or unduly influence any authorized audit or interfere with any auditor engaged in the performance of an internal or independent audit of China Marine’s system of internal controls, financial statements, or accounting books and records.

This Finance Code of Professional Conduct embodies principles which we are expected to adhere to and advocate. These principles of ethical business conduct encompass rules regarding both individual and peer responsibilities, as well as responsibilities to China Marine shareholders and the public. The CEO, CFO, and all employees are expected to abide by this Code. Any violations of the China Marine’s Finance Code of Professional Conduct may result in disciplinary action, up to and including termination of employment.

ITEM 11.           Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Xiaochuan Li and Changhu Xue, both independent directors.  The Compensation Committee and, prior to its establishment in June 2009, our Board of Directors determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, such as HQ Sustainable Maritime Industries, Inc., Zhongpin Inc. and American Dairy, Inc., and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our Board of Directors and Compensation Committee have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. The Compensation Committee makes an independent evaluation of appropriate compensation to key employees, with input from management. The Compensation Committee has oversight of executive compensation plans, policies and programs.

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. Our cash incentive program takes into account multiple metrics, thus diversifying the risk associated with any single performance metric, and we believe it does not incentivize our executive officers to focus exclusively on short-term outcomes. Our equity awards are subject to vesting to align the long-term interests of our executive officers with those of our stockholders.

Elements of Compensation

We provide our executive officers with a base salary and certain bonuses to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives equity incentives, or other benefits in order for us to continue to be successful, apart from the common stock award granted to Mr. Ku as described below.

Base Salary

The base salary paid to Mr. Pengfei Liu, Mr. Shaobin Yang and Mr. Marco Ku during 2007 was $22,000, $18,000 and $32,000, respectively. In 2008, the base salary paid to Mr. Liu, Mr. Yang and Mr. Ku was increased to approximately $138,000, $65,000 and $118,000, respectively. The 2009 annual compensation for Mr. Pengfei Liu, Mr. Marco Hon Wai Ku and Mr. Weipeng Liu is $140,000, $140,000 and $44,000, respectively. All such amounts were paid in cash. The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of our Board of Directors and/or our executive officers. The compensation paid to our each independent directors Xiaochuan Li, Changhu Xue, and Honkau Wan in the year of 2009 are $8,800, $8,800, and $7,700, respectively.

Discretionary Bonus

We have determined and provided our executive officers with discretionary bonuses at the end of each fiscal year. Our Compensation Committee will review the necessity of such scheme on a yearly basis based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success.  Since the PBT for the year ended December 31, 2009 was $16,703,071, Pengfei Liu and Weipeng Liu would be eligible to receive a discretionary bonus for 2009 in an amount of $131,000 and $27,000, respectively.

Equity Incentives

We have not established an equity based incentive program and have not granted stock based awards as a component of compensation, apart from the common stock award of approximately 30,000 shares awarded to Mr. Ku upon the completion of his third year’s service for the Company. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Compensation Committee determines that it is in the best interests of our stockholders and the Company to do so.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pengfei Liu, CEO	2007	22,000	26,000	—	—	—	—	—	48,000
	2008	138,000	98,000	—	—	—	—	—	236,000
	2009	140,000	131,000						271,000

Shaobin Yang, Deputy CEO (1)	2007	18,000	16,000	—	—	—	—	—	34,000
	2008	65,000	33,000	—	—	—	—	—	98,000

Marco Hon Wai Ku, CFO (2)	2007	32,000	—	—	—	—	—	—	32,000
	2008	118,000	—	34,000	—	—	—	—	152,000
	2009	140,000	—	105,000					245,000

Weipeng Liu, Director	2007	11,000	11,000	—	—	—	—	—	22,000
	2008	43,000	20,000	—	—	—	—	—	63,000
	2009	44,000	27,000						71,000

(1)   Mr. Yang resigned from the Company on December 28, 2008.
(2)   Mr. Ku joined the Company in July 2007.

On November 17, 2007, we entered into a reverse acquisition transaction with Ocean Technology that was structured as a share exchange and in connection with that transaction; Mr. Liu became the Chief Executive Officer (“CEO”). Prior to the effective date of the reverse acquisition, Mr. Liu served at Ocean Technology as the CEO. The annual, long term and other compensation shown in this table include the amount Mr. Liu received from Ocean Technology prior to the consummation of the reverse acquisition.

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

On November 17, 2007, we entered into separate service agreements (“Service Agreements”) with our executive directors, namely, Pengfei Liu, Shaobin Yang and Weipeng Liu, on substantially similar terms, which will remain effective until December 31, 2010. On December 28, 2008, the Company received the resignation of Shaobin Yang as our Executive Director and Deputy Chief Executive Officer. Mr. Yang resigned for personal reasons and had no disagreements with the Company, its Board of Directors or management. After December 31, 2010, each of the Service Agreements will continue for a further term of three years unless otherwise terminated by the respective parties to the Service Agreement giving not less than six months’ notice in writing to the counterparty to such agreement. Each of the Service Agreements may be terminated if any of the executive directors commits a breach of his Service Agreement, such as being convicted of any offence involving fraud or dishonesty or being adjudicated bankrupt. There are no benefits payable to an executive director upon termination of his Service Agreement. The Service Agreement covers the terms of employment, such as salary and bonus.  A copy of each of the Service Agreements for each of our three directors was filed as Exhibits 10.5, 10.6 and 10.7 of the Form 8-K filed on November 23, 2007 with the Commission.

We also have entered into a service agreement with Marco Hon Wai Ku who joined the Company as our chief financial officer in July 2007. The service agreement with Mr. Ku is renewable on a year-to-year basis and may be terminated by either party giving not less than two months’ notice in writing to the other. The service agreement was renewed in July 2009 for an additional one year term.  The service agreement may also be terminated if Mr. Ku commits a breach of the agreement, such as being convicted of any offence involving fraud or dishonesty or being adjudicated bankrupt. The service agreement covers the terms of employment, such as salary and bonus. Under the service agreement, Mr. Ku has also agreed not to enter into businesses that will compete with us for a period of six months after the termination of the service agreement.  Mr. Ku will be paid annual cash compensation, including his travel and housing allowance, of approximately $140,000, and will receive a common stock award of 30,000 shares upon the completion of his third year’s service for the Company.

We also have entered into Independent Director Agreements (the “Agreements”) with Xiaochuan Li, Changhu Xue and Honkau Wan (“Director” or “Directors”). The Agreements shall terminate on the date of the Director’s removal or resignation with each 12-month period ending on the anniversary date of the Director’s appointment constituting a Service Year. Compensation for Xiaochuan Li and Changhu Xue shall be RMB60,000 and Honkau Wan should be HK$60,000 per Service Year, respectively. Further, the Company will reimburse the Directors for expenses incurred in good faith in the performance of the Director’s duties for the Company.

We will bear all travelling and travel-related expenses, entertainment expenses and other out-of-pocket expenses reasonably incurred by our executive directors in the process of discharging their respective duties on our behalf.

The following table sets forth the total compensation paid to each independent Board member in 2009.

Director Compensation For 2009
	Fees Earned
	or paid		Stock
Name	in Cash		Awards	Total
Xiaochuan LI	$8,776	(1)	$0	$8,776
Changhu XUE	$8,776	(1)	$0	$8,776
Honkau WAN	$7,692	(2)	$0	$7,692
TOTAL				$25,244

(1)  This amount is based on the exchange rate as of December 31, 2009 of US$1 equal to RMB6.8372.

(2)  This amount is based on the exchange rate of US$1 equal to HK$7.80.

Director Compensation For 2008
	Fees Earned
	or paid		Stock
Name	in Cash		Awards	Total
Xiaochuan LI	$8,754	(1)	$0	$8,754
Changhu XUE	$8,754	(1)	$0	$8,754
Honkau WAN	$7,692	(2)	$0	$7,692
TOTAL				$25,200

(1)  This amount is based on the exchange rate as of December 31, 2008 of US$1 equal to RMB6.8542.

(2)  This amount is based on the exchange rate of US$1 equal to HK$7.80.

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

The amount of incentive bonus that Pengfei Liu is expected to receive in each financial year will be determined as follows:

PBT	Rate of Incentive Bonus
Pengfei Liu
Where the PBT is between US $ 10,684,000 and US $ 13,356,000	0.75% of the PBT

Where the PBT is US $ 13,356,000 or more but not more than US $ 16,027,000	0.75% of the PBT for the first US $ 13,356,000 of PBT; and 1.0% on the amount over US $ 13,356,000

Where the PBT is US $ 16,027,000 and above	0.75% of the PBT for the first US $ 13,356,000 of PBT; 1.0% on the US $ 2,671,000 after the first US $ 13,356,000 of PBT; and 1.5% on the amount over US $ 16,027,000

The amount of incentive bonus that Weipeng Liu is expected to receive in each financial year will be determined as follows:

PBT	Rate of Incentive Bonus
Weipeng Liu
Where the PBT is between US $ 10,684,000 and US $ 13,356,000	0.15% of the PBT

Where the PBT is above US $ 13,356,000	0.15% of the PBT for the first US $ 13,356,000 of PBT; and 0.25% on the amount over US $ 13,356,000

The incentive bonuses will be paid in the first quarter of the year following the year of assessment. The first assessment year for incentive bonuses will be year 2008.

This particular performance metric was chosen by the board of directors because they believed that such scheme would help in measuring the rewards provided to the senior executives and the directors in an open, fair, and measurable manner given the bonuses were tied in with the performance of the group. A progressive basis was selected because the senior executives and the directors could be highly motivated under the said scheme and we believe this should improve long-term stockholder value over time. This particular performance metric was arbitrarily determined by the board of directors after considering our historical business performance and the expected returns which could be possibly achieved if the business strategies and development plans could be implemented and well managed by the management. This performance metric will be consistently reviewed by the Compensation Committee.

We do not have any deferred compensation or retirement plans.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2009. As of December 31, 2009, none of our executive officers or directors owned any of our derivative securities.

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

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding beneficial ownership of  28,393,650 outstanding shares of common stock as of February 23, 2010 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Da Bao Industrial Zone, Shishi City, Fujian, China, 362700.

Title of Class	Name & Address of Beneficial Owner	Office, If Applicable	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock $0.001 par value	Pengfei Liu	CEO	11,806,537	(1)	41.6%
	Dabao Industrial Zone,
	Shishi City, Fujian
	Province, China

Common Stock $0.001 par value	Marco Hon Wai Ku	CFO	54,000		0.2%
	Dabao Industrial Zone,
	Shishi City, Fujian
	Province, China

Common Stock $0.001 par value	Jayhawk Private Equity Fund, LP (2)		1,892,822		6.6%
	5410 West 61st Place, Suite 100
	Mission, KS 66205

Common Stock $.001 par value	All officers and directors as a group		11,860,537		41.8%

(1)
Of these 11,806,537 common stock shares, 3,099,721 common stock shares have been placed into an escrow account pursuant to a make good agreement entered into by Mr. Pengfei Liu in connection with the Securities Purchase Agreement.

(2)
Includes shares of common stock and shares issuable upon exercise of warrants owned by the two affiliated entities Jayhawk Private Equity Fund, LP and Jayhawk Private Equity Co-Invest Fund, LP. Jayhawk Private Equity Fund, LP is the beneifical owner of 1,341,069 shares of common stock and 398,603 shares issuable upon exercise of warrants, and Jayhawk Private Equity Co-Invest Fund, LP is the beneficial owner of 84,529 shares of common stock and 68,621 shares issuable upon exercise of warrants, respectively.

CHANGES OF CONTROL

There are currently no arrangements which would result in a change in control.

ITEM 13.            Certain Relationships and Related Transactions

INTERESTED PERSON TRANSACTIONS

Except as disclosed herein, we have not entered into any related transaction with any of our directors, executive officers or controlling shareholder or their affiliates.

The transactions discussed in this section were not available to third parties. Pengfei Liu was the only beneficial owner of Xianglin, Jixiang, Mingxiang and Rixiang when each of the transactions took place. This is why Pengfei Liu and his wife, Yazuo Qiu, would provide financing for the companies in advance and provide guarantees without any consideration.

Past Interested Person Transactions

Details of the material interested person transactions for the fiscal years ended December 31, 2009, 2008 and 2007 are set forth below:

Year of Transaction	Acquirer	Acquiree	Nature/Amount of Property Acquired or to be Acquired	Terms of Transaction

2007	Ocean Technology	Pengfei Liu, CEO and Controlling Shareholder	$262,000 advance.	Advance was unsecured, repayable on demand and interest-free.

2008	Ocean Technology	Pengfei Liu, CEO and Controlling Shareholder	$170,000 advance.	Advance was unsecured, repayable on demand and interest-free.

2009	Ocean Technology	Pengfei Liu, CEO and Controlling Shareholder	$70,000 advance.	Advance was unsecured, repayable on demand and interest-free.

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

Present Interested Person Transactions

a)            Provision of guarantees by Pengfei Liu and Yazuo Qiu

As at December 31, 2009, the guarantees provided by these directors and their respective associates to secure bank facilities from the Agricultural Bank of China, Shishi Branch, are as follows:

Party to which banking facilities are granted	Loan Amount (US$’000)	Outstanding Loan Amount (US$’000)	Guarantees

Mingxiang	790	790	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	439	439	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	570	570	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	731	731	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	585	585	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	585	585	Guaranteed by Pengfei Liu and Yazuo Qiu

Mingxiang	439	439	Guaranteed by Pengfei Liu and Yazuo Qiu

The facilities provided by the Agricultural Bank of China, Shishi Branch, were used to finance our working capital requirements.

As at December 31, 2009, the total outstanding loan amounts held by us were approximately $4.1 million, and the full amounts are guaranteed by Pengfei Liu and Yazuo Qiu. The effective interest rate on these short-term loans is approximately 5.31%  per annum. No consideration was provided to Pengfei Liu and Yazuo Qiu in exchange for their guarantees.

As of December 31, 2009, Mingxiang is contingently liable as guarantor with respect to the loans of $731,294 (equivalent to RMB5,000,000) and $438,776 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,170,070 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2009, the Company has not recorded any liabilities under these guarantees.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

All ongoing and future transactions between us and any of our officers and directors and their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by the Corporate Governance and Nominating Committee (whose members are “independent” directors) and by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested (“independent”) directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. We will not enter into a business combination or invest alongside any of our directors, officers, any affiliate of ours or of any of our directors or officers or a portfolio company of any affiliate of our directors or officers.

POTENTIAL CONFLICTS OF INTERESTS

Save as disclosed below and under the section “Interested Person Transactions”, during the past three financial years:

a)	None of our directors, executive officers or controlling shareholder or their affiliates have had any interest, direct or indirect, in any material transaction to which we are a party.

b)
None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any company that carries the same business or similar trade which competes materially and directly with our existing business.

c)
None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any enterprise or company that is our major customer or supplier of goods or services.

d)
None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction we have undertaken within the last three years.

ITEM 14.            Principal Accountant Fees and Services

The following is a summary of the fees billed to us by ZYCPA Company, the Company’s current auditors; Century Faith Consultants Limited, which prepared internal control report to the Company; Gervais McCannon Tyler & Associates, P.C., the Company’s current taxation advisors; Cordovano and Honeck LLP, the Company’s former auditors (for the period November 17, 2008 to January 26, 2009):

Services (US$’000)	2009	2008

Audit Fees	$124	$110

Audit Related Fees	1	4

Tax Fees	5	7

All Other Fees	—	—

TOTAL	$130	$121

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

(b) Exhibits

2.1	Share Exchange Agreement, dated November 17, 2007 by and among the Registrant, Ocean Technology and its stockholders. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 2.1)

3.1	Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada, as amended to date. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.1)

3.2	Amended and Restated Bylaws of the Registrant. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.2)

4.1	Form of Registration Rights Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.1)

4.2	Form of Common Stock Purchase Warrant issued to Investors dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.2)

4.3	Form of Common Stock Purchase Warrant issued to Sterne Agee & Leach, Inc. and its designee. (Filed with the Commission on Form 8-K/A dated November 30, 2007 as Exhibit 4.3)

4.4	Form of Common Stock Purchase Warrant issued to Yorkshire Capital Limited and its designee. (Filed with the Commission on Form 8-K/Adated November 30, 2007 as Exhibit 4.4)

10.1	Form of Securities Purchase Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K/A on November 30, 2007 as Exhibit 10.1)

10.2
Closing Escrow Agreement dated November 17, 2007, by and among the Registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner, LLP. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.3)

10.3	Employment Contract dated November 17, 2007, between the Registrant and Pengfei Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.5)

10.4	Employment Contract dated November 17, 2007, between the Registrant and Shaobin Yang. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.7)

10.5	Employment Contract dated November 17, 2007, between the Registrant and Weipeng Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.6)

10.6	Employment Contract dated July 26, 2007, between Ocean Technology and Marco Hon Wai Ku. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.8)

10.7	Consulting Agreement dated January 1, 2007 between Yorkshire Capital Ltd. and Ocean Technology (China) Company Limited (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.9)

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

10.19	Employment Supplementary Agreement between Ocean Technology (China) Company Limited, and Marco Hon Wai Ku dated July 26, 2009

10.20
Executed Auction Confirmation Letter dated November 6, 2009 by Shishi Huabao Mingxiang Foods Co., Ltd and Fujian Jiafu Auction Firm Limited Liability Company. (Filed with the Commission on Form 8-K dated November 12, 2009)

10.21
Credit or Share Purchase Option Agreement amongst Shishi Huabao Mingxiang Food Co., Ltd., Qiu Shang Jing and Shishi Xianghe Food Science and Technology Co., Ltd. November 27, 2009. (Filed with the Commission on Form 8-K dated December 2, 2009).

10.22
Share Purchase Agreement dated January 1, 2010 amongst Shishi Huabao Mingxiang Foods Co., Ltd. Qiu Shang Jing and Shishi Xianghe Food Science and Technology Co., Ltd. (Filed with the Commission on Form 8-K dated January 5, 2010).

10.23	Form of Securities Purchase Agreement between the Company and each Purchaser dated as of January 20, 2010 (Filed with the Commission on Form 8-K dated January 20, 2010).

10.24
Form of Escrow Agreement between the Company, Global Hunter Securities LLC, Brean Murray, Carret & Co. LLC, Sichenzia Ross Friedman Ference LLP and certain purchasers dated as of January 20, 2010. (Filed with the Commission on Form 8-K dated January 20, 2010).

10.25
Placement Agent Agreement between the Company, Global Hunter Securities and Brean Murray, Carret & Co., LLC dated as of January 15, 2010.  (Filed with the Commission on Form 8-K dated January 20, 2010).

10.26	Financing Consultancy Engagement Letter between the Company and World Global Investments Hong Kong Limited dated October 18, 2009. (Filed with the Commission on Form 8-K dated January 20, 2010).

14.1	Business Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.1 and Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.2	Financial Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.2 and Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.3	Amendments to the By-Laws (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.03)

14.4	Charter for the Audit Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.5	Charter for the Corporate Governance and Nominating Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.6	Charter for the Compensation Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.3)

21	Subsidiaries List (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 21)

24	Power of Attorney (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 24))

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Pengfei Liu, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Marco Hon Wai Ku , Chief Financial Officer (filed herewith)

99.1	Press release dated January 20, 2010 by the Company (Filed with the Commission on Form 8-K dated January 20, 2010).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: March 22, 2010	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: March 22, 2010	(Principal financial officer and principal accounting officer)