Form 10-Q
period 2010-03-31
CHINA MARINE FOOD GROUP LTD
filed 2010-05-12
CIK 1099977

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: May 7, 2010, Common Voting Stock: 28,493,650

CHINA MARINE FOOD GROUP LIMITED.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	4

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months ended March 31, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009	6

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2010	7

Notes to Condensed Consolidated Financial Statements	8-25

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares))

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$47,375,573	$7,143,232
Accounts receivable, net	9,652,488	18,834,062
Inventories	3,260,603	3,876,950
Note receivable	-	26,399,696
Prepaid expenses and other current assets	366,771	151,653

Total current assets	60,655,435	56,405,593

Property, plant and equipment, net	8,595,441	8,599,977
Land use rights, net	2,940,779	615,355
Prepayment for land use right	-	2,274,323
Intangible assets	22,904,874	-
Goodwill	2,373,024	-

TOTAL ASSETS	$97,469,553	$67,895,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$-	$4,139,121
Accounts payable, trade	2,167,338	885,286
Amount due to a stockholder	69,598	69,587
Income tax payable	736,644	618,664
Accrued liabilities and other payable	1,231,182	2,334,384

Total current liabilities	4,204,762	8,047,042

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,493,650 and 23,413,639 shares issued and outstanding as of March 31, 2010 and December 31, 2009	28,494	23,414
Additional paid-in capital	45,912,198	16,888,532
Statutory reserve	5,614,517	5,614,517
Accumulated other comprehensive income	3,553,582	3,576,135
Retained earnings	37,671,446	33,745,608
Total China Marine Food Group Limited stockholders’ equity	92,780,237	59,848,206
Non-controlling interests	484,554	-
Total stockholders’ equity	93,264,791	59,848,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,469,553	$67,895,248

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue, net
Processed seafood products	$16,497,907	$11,202,982
Marine catch	398,519	5,345,070
Algae-based beverage products	2,753,983	-
	19,650,409	16,548,052

Cost of revenue (inclusive of depreciation and amortization)
Processed seafood products	(10,969,020)	(7,550,296)
Marine catch	(289,245)	(4,891,981)
Algae-based beverage products	(1,783,730)	-
	(13,041,995)	(12,442,277)

Gross profit	6,608,414	4,105,775

Operating expenses:
Depreciation and amortization	(622,736)	(19,372)
Sales and marketing	(385,218)	(114,062)
General and administrative	(619,998)	(465,754)

Total operating expenses	(1,627,952)	(599,188)

Income from operations	4,980,462	3,506,587

Other income (expenses):
Subsidy income	-	143,137
Rental income	22,601	20,375
Interest income	18,859	90,470
Interest expense	(39,697)	(62,708)

Income before income taxes	4,982,225	3,697,861

Income tax expense	(1,056,092)	(449,260)

NET INCOME	3,926,133	3,248,601

Less: net income attributable to non-controlling interests	(295)	-

Net income attributable to China Marine Food Group Limited	$3,925,838	$3,248,601

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(22,553)	56,955

COMPREHENSIVE INCOME	$3,903,285	$3,305,556

Net income per share attributable to China Marine Food Group Limited – basic	$0.16	$0.14
Net income per share attributable to China Marine Food Group Limited – diluted	$0.16	$0.14

Weighted average shares outstanding – basic	24,125,064	23,026,301
Weighted average shares outstanding – diluted	25,016,494	23,026,301
See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$3,926,133	$3,248,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	690,060	73,066
(Reversal of) allowance for doubtful accounts	(46,092)	11,288
Changes in operating assets and liabilities:
Accounts receivable	9,227,666	(2,257,516)
Inventories	616,347	5,432,655
Prepaid expenses and other current assets	(215,118)	134,108
Accounts payable, trade	1,282,052	313,998
Income tax payable	117,980	64,502
Accrued liabilities and other payable	(1,103,202)	(51,096)

Net cash provided by operating activities	14,495,826	6,969,606

Cash flows from investing activities:
Purchase of property, plant and equipment	(77,705)	(35,847)
Cash paid to construction in progress	-	(863,616)
Purchase of land use right	(69,778)	-
Net cash received from acquisition of a subsidiary	1,022,153	-

Net cash provided by (used in) investing activities	874,670	(899,463)

Cash flows from financing activities:
Repayment of amount due to a stockholder	11	(146,311)
Proceeds from the registered direct offering, net of expenses	28,328,466	-
Proceeds from exercise of warrants	700,280	-
Proceeds from short-term borrowings	-	4,134,042
Payment on short-term borrowings	(4,139,121)	(4,289,341)

Net cash provided by (used in) financing activities	24,889,636	(301,610)

Effect of exchange rate changes in cash and cash equivalents	(27,791)	48,433

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,232,341	5,816,966

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,143,232	31,640,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,375,573	$37,457,273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$938,112	$384,758
Cash paid for interest	$39,697	$62,708

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
Transfer from prepayment for land use right to land use rights	$2,274,323	$-
Transfer from construction in progress to property, plant and equipment	$-	$1,840,330

NON-CASH TRANSACTIONS IN CONNECTION WITH THE ACQUISITION OF XIANGHE
Transfer from note receivable to purchase price payable	$26,399,696	$-
Consideration payable by Xianghe on behalf of Mingxiang	$1,400,304	$-
See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	China Marine Food Group Limited stockholders’ equity
	Common stock		Additional		Accumulated other		Non-	Total
	No. of shares	Amount	paid-in capital	Statutory reserve	comprehensive income	Retained earnings	controlling interests	stockholders’ equity

Balance as of December 31, 2009	23,413,639	$23,414	$16,888,532	$5,614,517	$3,576,135	$33,745,608	$-	$59,848,206

Stock issued under the registered direct offering, net of expenses	4,792,388	4,792	28,323,674	-	-	-	-	28,328,466
Cashless exercise of warrants	120,017	120	(120)	-	-	-	-	-
Cash exercise of warrants	167,606	168	700,112	-	-	-	-	700,280
Net income for the period	-	-	-	-	-	3,925,838	295	3,926,133
Share of non-controlling interests from business combination	-	-	-	-	-	-	484,259	484,259
Foreign currency translation adjustment	-	-	-	-	(22,553)	-	-	(22,553)

Balance as of March 31, 2010	28,493,650	$28,494	$45,912,198	$5,614,517	$3,553,582	$37,671,446	$484,554	$93,264,791

See accompanying notes to condensed consolidated financial statements.

NOTE－1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on the Form 10-K for the year ended December 31, 2009.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

China Marine Food Group Limited (“China Marine” or “the Company”) was incorporated in the State of Nevada on October 1, 1999 in the former name of New Paradigm Productions, Inc. On November 16, 2007, the Company changed its current name to “China Marine Food Group Limited”.

China Marine, through its subsidiaries, mainly engages in the manufacture and distribution of processed seafood products and trades with customers in domestic and overseas markets, as well as engaged in the sale and distribution of algae-based beverage products in the PRC with its principal place of business in Shishi City, Fujian Province, China.

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

The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $42,496,598 and $7,125,721 as of March 31, 2010 and December 31, 2009, respectively.

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

As of March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $48,551 and $94,643, respectively.

●	Inventories

Inventories consist of frozen products from marine catch, processed seafood products, algae-based beverage products and materials used in the manufacture of the Company’s products. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include purchased cost of raw materials, direct labor and manufacturing overhead costs. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of March 31, 2010 and December 31, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended March 31, 2010 and 2009 were $84,021 and $68,981, respectively.

Certain property, plant and equipment with original costs of $989,987 have become fully depreciated as of March 31, 2010.

●	Land use rights

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which are 40 years and 50 years, and they will expire in 2049 and 2052, respectively.

Amortization expense for the three months ended March 31, 2010 and 2009 were $18,742 and $4,085, respectively.

●	Intangible assets

Intangible assets include trademarks and algae-based beverage know-how acquired from business combination and are recorded at cost less accumulated amortization and any recognized impairment loss. The trademarks are to be amortized subject to the successful registration from the PRC Trademark Authority. The algae-based beverage know-how is amortized over its estimated useful life of 10 years on a straight-line basis.

Amortization expense for the three months ended March 31, 2010 and 2009 were $587,297 and $nil, respectively. The estimated amortization expense is $2,348,357 for each of the five succeeding years.

●	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010.

●	Goodwill

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

As at March 31, 2010, the Company determines that no goodwill impairment charge is required.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from the processing, distribution and sale of processed seafood products, sale of marine catch, and the sale and distribution of algae-based beverage products. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and recorded no reserve for sales returns for the period ended March 31, 2010.

The Company has distributor arrangements with certain parties for sale of its processed seafood products and algae-based beverage products. The distributor agreements do not provide chargeback, price protection, or stock rotation rights.

Rental income from operating leases on real estate properties is recognized on a straight-line basis over the lease period.

●	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income or loss, as presented in the accompanying statement of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the period ended March 31, 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2010	March 31, 2009
Period-end rates RMB:US$1 exchange rate	6.8361	6.8456
Average rates RMB:US$1 exchange rate	6.8360	6.8466

●	Stock-based compensation

The Company adopts ASC Topic 718-20, "Compensation - Stock Compensation" ("ASC 718-20"), using the fair value method. Under ASC 718-20, stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

For non-employee stock-based compensation, the Company also adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services at the grant date, whichever is more readily determinable in accordance with ASC Topic 718-20.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended March 31, 2010, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, amount due to a stockholder, income tax payable, accrued liabilities and other payable are carried at cost which approximates fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but does not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

NOTE－4	ACQUISITION OF BRANDED ALGAE-BASED BEVERAGE COMPANY

On November 27, 2009, the Company entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing (“Qiu”) and Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”). The Option Agreement provided the Company to make a loan to Xianghe in the amount of approximately $26.4 million to be used for working capital purposes. In consideration for the loan, the Company received the option to buy shares representing eighty percent (80%) of Xianghe from its sole shareholder, Qiu. The interest rate on the loan is 5.0% per annum. Qiu agreed to pledge all of his shares in Xianghe to guarantee the performance by Xianghe under the Option Agreement. The Company intended to fund the loan from the currently available cash.

The maturity date of the loan was January 26, 2010. Upon maturity of the loan, the Company exercised the option to purchase shares representing eighty percent (80%) of Xianghe. The purchase price payable to Qiu consisted of approximately $1.4 million payable by the Company and $26.4 million payable by Xianghe.

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

On January 1, 2010, the Company exercised the option to acquire shares representing eighty percent (80%) of the registered capital stock (the “Shares”) of Xianghe pursuant to the terms of a Share Purchase Agreement (the “Purchase Agreement”). The Shares were purchased from Qiu and the purchase price for the Shares was approximately $27.8 million, paid as follows:

(i)	Approximately $26.4 million, which Xianghe owed to the Company, was transferred to be the consideration for the purchase of the Shares of Xianghe which the Company shall pay to Qiu.

(ii)	Approximately $1.4 million shall be paid by the Company to Qiu within 30 days after completion of the audit report of Xianghe for the year ended December 31, 2009.

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

The Company intends to integrate the Hi-Power algae-based soft drinks into our current distribution network. Xianghe has an experienced management team and its management and other employees will continue to work at Xianghe after the acquisition. Xianghe utilizes third party manufacturers to produce the beverages.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price consideration is presented as below:

Acquired assets:
Cash and cash equivalents	$435,933
Accounts receivable, net	1,391,457
Inventories	10,871
Amount due from an owner	1,442,623
Property, plant and equipment, net	395
Intangible assets, net	8,596

Total assets acquired	3,289,875

Less: liabilities assumed
Accounts payable, trade	402,982
Income tax payable	225,180
Accrued liabilities and other payable	240,808

Total liabilities assumed	868,970

Less: non-controlling interests	484,181

Net assets acquired	1,936,724
Algae-based drink know-how	23,471,410
Goodwill	2,391,866

Purchase price consideration	$27,800,000

Pursuant to the Purchase Agreement, the aggregate purchase price was approximately $27,800,000 (equivalent to RMB190,000,000), in which approximately $26,400,000 was payable by Xianghe upon the conversion of its short-term loan and approximately $1,400,000 was payable by the Company’s subsidiary, Mingxiang. Algae-based drink know-know acquired from the business combination was determined at its fair value, based upon the independent valuation report.

At the closing date of business acquisition on January 1, 2010, Mingxiang entered into a business transfer agreement with Qiu. Pursuant to the business transfer agreement, Qiu agreed to transfer the algae-based soft drinks business from Xianghe to Mingxiang as part of the business restructuring of Xianghe. It was also agreed that Qiu would not share any of the results of the algae-based soft drinks business operated under Mingxiang in the future. As a result, Mingxiang fully integrated the business operation of algae-based soft drinks from Xianghe and was allowed to entitle 100% operating results generated from the algae-based soft drinks business, subject to the precedent condition. Upon the completion of business acquisition and business transfer, Xianghe became a dormant company.

In connection with the business transfer, it was also agreed between both parties that Xianghe still assumed $83,021 revenue and $1,475 net income from the algae-based soft drinks business during the transitional period in January 2010 and as a result, $295 net income was attributed to the non-controlling interests as of the end of this fiscal quarter. Non-controlling interests from the business combination mainly represented 20% share of pre-acquisition equity in Xianghe as of December 31, 2009 in the condensed consolidated balance sheet.

NOTE－5	INVENTORIES

Inventories consisted of the following:

	March 31, 2010	December 31, 2009

Raw materials	$1,308,021	$510,104
Work-in-process	1,783,843	3,018,720
Finished goods	22,039	151,197
Packaging materials	146,700	196,929

Total	$3,260,603	$3,876,950

For the period ended March 31, 2010 and 2009, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE－6	SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	March 31, 2010	December 31,2009
Bank loans, payable to a financial institution in the PRC:

Equivalent to RMB5,400,000, due on February 12, 2010	-	789,797

Equivalent to RMB3,000,000, due on February 16, 2010	-	438,776

Equivalent to RMB3,900,000, due on February 18, 2010	-	570,409

Equivalent to RMB5,000,000, due on February 24, 2010	-	731,293

Equivalent to RMB4,000,000, due on February 26, 2010	-	585,035

Equivalent to RMB4,000,000, due on March 17, 2010	-	585,035

Equivalent to RMB3,000,000, due on March 26, 2010	-	438,776

Total borrowings	$-	$4,139,121

As of March 31, 2010, all the short-term borrowings were repaid in full at their respective expiry dates. The weighted average effective interest rate was 5.31% and 5.95% per annum, with interest expense of $39,697 and $62,708 for the three months ended March 31, 2010 and 2009 respectively, payable quarterly.

NOTE－7	AMOUNT DUE TO A STOCKHOLDER

As of March 31, 2010 and December 31, 2009, the amounts of $69,598 and $69,587 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which was unsecured, interest free and repayable on demand.

NOTE－8	STOCKHOLDERS’ EQUITY

(a)        Warrants

In connection with the private placement offering, on November 17, 2007, the Company granted to consultants and agents warrants to purchase an aggregate of 929,916 shares of the Company’s common stock at an exercise price of $4.1782 per share or on a cashless exercise basis. The warrants vested immediately and will expire on November 16, 2010. The market price of the stock was $4.1782 per share at the grant date. The Company valued the warrants at $2.0873 per share, or $1,941,014, using the Black-Scholes option-pricing model under ASC 718-20 and was recorded as offering expense in additional paid-in capital in the fiscal year 2007.

During the period ended March 31, 2010, certain warrant holders exercised 437,673 warrants in total on a cash and cashless exercise basis to purchase 167,606 shares and 120,017 shares of the Company’s common stock, respectively.

A summary of warrant activity for the period ended March 31, 2010 is as follows:

	Number of warrants	Weighted average exercise price	Remaining contractual term (year)	Aggregate intrinsic value

Outstanding and exercisable as of December 31, 2009	1,329,103	4.1782	0.88	-
Granted	-	-	-	-
Exercised	(437,673)	4.1782	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable as of March 31, 2010	891,430	$4.1782	0.63	-

(b)       Registered direct offering

On January 25, 2010, the Company has closed the financing to sell 4,615,388 shares of common stock at a price of $6.50 per share. Net proceeds, after underwriting discounts and commissions and before offering expenses of approximately $1,500,000 payable by the Company, are approximately $28,500,000. In connection with the registered direct offering, the Company also issued 177,000 shares of common stock to a consultant for the provision of financial advisory service rendered in this registered direct offering. The fair value of this stock issuance was determined at a price of $6.50 per share based on the market price of the shares at the grant date and recorded in additional paid-in capital.

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

As of March 31, 2010, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 and 28,493,650 shares, respectively.

NOTE－9	INCOME TAXES

For the period ended March 31, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2010	2009
Tax jurisdiction from:
– Local	$-	$-
– Foreign	4,982,225	3,697,861

Income before income taxes	$4,982,225	$3,697,861

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	1,056,092	449,260

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$1,056,092	$449,260

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

China Marine is registered in the State of Nevada and is subject to United States of America tax law.

As of March 31, 2010, China Marine incurred $11,326 of net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $3,907 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology”) is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the periods ended March 31, 2010 and 2009, respectively. As of March 31, 2010, Ocean Technology incurred $441,095 of net operating losses carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $72,781 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended March 31, 2010 and 2009. Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (Jixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (Mingxiang”), Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”) are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

Xianghe and Xianglin are approved as a domestic enterprise. Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Rixiang, Jixiang and Mingxiang were expired in prior years.

On October 15, 2009, Mingxiang has received a notice of recognition as an enterprise of new and high technology, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for a company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, Mingxiang is qualified for a reduced income tax rate of 15% on its income before tax for a period of three years, expiring through 2012.

As of March 31, 2010, the PRC operation did not incur any net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized.

NOTE－10	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)        Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended March 31, 2010 and 2009 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended March 31, 2010 and 2009.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$16,497,907	$398,519	$2,753,983	$19,650,409
Cost of revenue	(10,969,020)	(289,245)	(1,783,730)	(13,041,995)

Gross profit	$5,528,887	$109,274	$970,253	$6,608,414

Expenditure for long-lived assets	$156,474	$-	$-	$156,474

	Three months ended March 31, 2009
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$11,202,982	$5,345,070	$-	$16,548,052
Cost of revenue	(7,550,296)	(4,891,981)	-	(12,442,277)

Gross profit	$3,652,686	$453,089	$-	$4,105,775

Expenditure for long-lived assets	$899,463	$-	$-	$899,463

(b)	Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended March 31,
	2010	2009
Revenue, net:
The PRC	$19,355,577	$16,133,869
Asia	294,832	414,183

Total revenue, net	$19,650,409	$16,548,052

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE－11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the period ended March 31, 2010, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

For the period ended March 31, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 29% of revenue amounting to $4,788,066, with $148,442 of accounts receivable.

(b)       Major vendors

The following is a table summarizing the purchases of raw materials from vendors that individually represents more than 10% of the total purchases for the period ended March 31, 2010 and 2009 and their outstanding balances as at period-end dates.

	Three months ended March 31, 2010
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$2,467,679	31%	$115,082
Vendor B	1,748,525	22%	162,393
Vendor C	1,557,481	20%	148,923
Vendor D	1,066,281	13%	61,868
Vendor E	904,427	11%	113,630

Total:	$7,744,393	97%	$601,896

	Three months ended March 31, 2009
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$1,926,063	15%	$44,966
Vendor D	1,528,152	12%	58,392

Total:	$3,454,215	27%	$103,358

(c)	Credit risk

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

(d)	Exchange rate risk

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

(e)	Economic and political risks

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

NOTE－12	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancelable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the period ended March 31, 2010 and 2009 were $19,286 and $19,286, respectively.

As of March 31, 2010, the Company has the future minimum rental payments of $68,191 under the non-cancelable operating lease in the next twelve months.

(b)	Guarantees

As of March 31, 2010, Mingxiang is contingently liable as guarantor with respect to the loans of $731,294 (equivalent to RMB5,000,000) and $438,776 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,170,070 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of March 31, 2010, the Company has not recorded any liabilities under these guarantees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following review concerns the three months ended March 31, 2010 and 2009, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology”), and its subsidiaries, Shishi Rixiang Marine Foods Co. Ltd. (“Rixiang”) and Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), which are incorporated in the PRC. We engage in the business of processing, distribution and sale of processed seafood products and algae-based beverage products, as well as the sale of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

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

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products and algae-based beverage products, as well as the sale of marine catch. Our subsidiary, Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”) is a property holding company. Jixiang operates solely to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory.

Our dried processed seafood products include dried prawns, dried squids, dried file fish, roasted prawns, shredded roasted squids, roasted squids, roasted file fish and other seafood items. Our dried processed seafood is predominantly sold under our registered trademark, the “Mingxiang” brand name. Our brand name has been awarded the “Fujian Famous Brand” award by the Fujian Commerce Authority. Our dried processed seafood products are mainly sold to distributors in Fujian and Zhejiang provinces, who in turn distribute them to major supermarkets and retailers throughout these provinces.

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

On January 1, 2010, Mingxiang exercised its option to acquire 80% of the registered capital stock of Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”) pursuant to the terms of a share purchase agreement dated January 1, 2010. Xianghe is a Fujian based manufacturer of the branded Hi-Power algae-based soft drinks. Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu. Hi-Power is marketed as a high-protein content drink, low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension. Hi-Power’s target market focuses on health-conscious consumers in China’s fast-growing beverage market. Xianghe has developed a network of distributors in Fujian, Zhejiang, Guangdong and Hunan which sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry.

Mingxiang intends to integrate the algae-based beverage products of Xianghe into Mingxiang’s distribution network. Xianghe has an experienced management team and its management and other employees will continue to work at Xianghe after the acquisition. Xianghe utilizes third party manufacturers to produce the beverages.

Sales of our processed seafood products accounted for approximately 84.0% and 67.7% of our total sales in the first quarter of 2010 and 2009 respectively. Sales of our marine catch accounted for approximately 2.0% and 32.3% of our total sales in the first quarter of 2010 and 2009 respectively. The decrease in sales of marine catch this year was mainly related to the sales of raw materials in the first quarter of 2009 which we purchased in the second half of 2008 with the intention for trading purposes. Having recognized that the processed seafood segment has significant growth potential and better profit margin comparing to the trading of marine catch, we will continue to focus our resources on the processed seafood segment going forward.

Sales of our algae-based beverage products accounted for approximately 14.0% of our total sales in the first quarter of 2010. We expect the sales of our algae-based beverage products will continue to grow quarter over quarter in 2010 given our continuous contribution over the related sales and marketing campaigns since our acquisition at the beginning of this year.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 73.2% and 71.8% of our total cost of sales of processed seafood products in the first quarter of 2010 and 2009 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

•	Our ability to price our products competitively against existing competitors and new market entrants by achieving economies of scale.

•	Our ability to build on our established track record and reputation as a supplier of high quality processed seafood products and capability to deliver products in a timely manner.

•	Our ability to maintain existing business relationships and to secure new customers, which may be affected by the general economic or political conditions in our local and overseas markets.

•	Our ability to introduce new products to capture a wider group of consumers and to cater to different and changing consumers’ preferences.

•	Our purchase of the beverage business involves the risk of entering into a new business and depending on prior management of the business purchased.

•	Our ability to respond successfully to changes in the highly competitive beverage marketplace domestically and internationally.

Please refer to the section “Risk Factors” herein for further information on other factors that may affect our revenue.

Production facilities and employees

Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, the PRC. We have four production lines for the processing of dried processed seafood products: roasted file fish, roasted prawns, shredded roasted squid and roasted squids, and one production line for the processing of frozen seafood products.

As at March 31, 2010, we employed 849 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood products and algae-based beverage products. However, sales are usually higher before and during the Chinese New Year. As for the trading of marine catch, sales may be lower in June and July due to the reduced supplies as a result of the restriction on fishing in the Taiwan Strait during these two months. In 2009, the restricted period on fishing has been shifted to a bit earlier from mid May to mid July as announced by the Ministry of Agriculture.

NEW BUSINESS DEVELOPMENT

Acquisition of land for development of cold storage facilities

On November 6, 2009, we won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. Covering an area of 8,691.4 square meters, the land is located next to the fishing port and our production facilities in the same city. The purchase price for the land use right is $2.3 million which has been fully paid as of December 31, 2009.

We plan to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We intend to finance the total estimated $20.0 million in land use rights and construction costs from funds generated by operations and the facilities are expected to be up and running in the first half of 2011. There were no material capital commitments in relation to the construction costs as at the first quarter end of 2010. Subsequent to full settlement of the land cost, a formal agreement with the local land and resources department was executed on December 30, 2009.

We intend to provide high standard, modernized cold storage, frozening and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward which will not only help to reduce storage costs but also expect to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

Acquisition of branded algae-based beverage company on January 1, 2010

On November 27, 2009, we entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing (“Qiu”) and Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”). The Option Agreement provided us to make a loan to Xianghe in the amount of approximately $26.4 million to be used for working capital purposes. In consideration for the loan, we received the option to buy shares representing eighty percent (80%) of Xianghe (the “Shares”) from its sole shareholder, Qiu. We intended to fund the loan from the currently available cash of the Group.

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

On January 1, 2010, we exercised the option to acquire the Shares pursuant to the terms of a Share Purchase Agreement (the “Purchase Agreement”). The Shares were purchased from Qiu and the purchase price for the Shares was approximately $27.8 million, paid as follows:

(iii)	Approximately $26.4 million, which Xianghe owed to us, was transferred to be the consideration for the purchase of the Shares of Xianghe which we shall pay to Qiu.

(iv)	Approximately $1.4 million shall be paid by us to Qiu within 30 days after completion of the audit report of Xianghe for the year ended December 31, 2009.

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

At the closing date of business acquisition on January 1, 2010, Mingxiang entered into a business transfer agreement with Qiu. Pursuant to the business transfer agreement, Qiu agreed to transfer the algae-based soft drinks business from Xianghe to Mingxiang as part of the business restructuring of Xianghe. It was also agreed that Qiu would not share any of the results of the algae-based soft drinks business operated under Mingxiang in the future. As a result, Mingxiang fully integrated the business operation of algae-based soft drinks from Xianghe and was allowed to entitle 100% operating results generated from the algae-based soft drinks business, subject to the precedent condition. Upon the completion of business acquisition and business transfer, Xianghe became a dormant company.

Completion of $30,000,000 financing through registered direct offering of common stock on January 25, 2010

On January 25, 2010, the Company closed the financing to sell 4,615,388 shares of common stock at a price of $6.50 per share. Net proceeds, after underwriting discounts and commissions and before offering expenses payable by the Company, were approximately $28,500,000. In connection with the registered direct offering, the Company also issued 177,000 shares of common stock to a consultant for the provision of financial advisory service rendered in this registered direct offering. The fair value of this stock issuance was determined at a price of $6.50 per share based on the market price of the shares on the grant date and recorded in additional paid-in capital.

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

As of March 31, 2010, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 and 28,493,650 shares, respectively.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three months ended March 31, 2010 and 2009 are set out below:

Breakdown of our past performance by principal products and geographical regions.

Sales by product

	Three months ended March 31,
	2010		2009
	US$’000%		US$’000%

Processed seafood products	16,498	84.0	11,203	67.7
Marine catch	398	2.0	5,345	32.3
Algae-based beverage products	2,754	14.0	-	-
Total	19,650	100.0	16,548	100.0

Sales by geographical region

	Three months ended March 31, 2010
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,419	8.6	-	-	-	-	1,419	7.2
Zhejiang	7,077	42.9	-	-	140	5.1	7,217	36.7
Fujian	5,189	31.5	103	25.9	2,169	78.7	7,461	38.0
Guangdong/ Shenzhen	1,441	8.7	-	-	397	14.4	1,838	9.4
Jiangsu/ Shanghai	811	4.9	-	-	-	-	811	4.1
Sichuan/ Chongqing	561	3.4	-	-	-	-	561	2.9
Others	-	-	-	-	48	1.8	48	0.2
Total PRC (1)	16,498	100.0	103	25,9	2,754	100.0	19,355	98.5
Asia (2)	-	-	295	74.1	-	-	295	1.5
Total	16,498	100.0	398	100.0	2,754	100.0	19,650	100.0

	Three months ended March 31, 2009
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	666	6.0	73	1.4	-	-	739	4.5
Zhejiang	5,171	46.1	-	-	-	-	5,171	31.2
Fujian	3,747	33.4	70	1.3	-	-	3,817	23.1
Guangdong/ Shenzhen	839	7.5	-	-	-	-	839	5.1
Jiangsu/ Shanghai	780	7.0	-	-	-	-	780	4.7
Sichuan/ Chongqing	-	-	-	-	-	-	-	-
Others (3)	-	-	4,788	89.6	-	-	4,788	28.9
Total PRC (1)	11,203	100.0	4,931	92.3	-	-	16,134	97.5
Asia (2)	-	-	414	7.7	-	-	414	2.5
Total	11,203	100.0	5,345	100.0	-	-	16,548	100.0

Notes:

(1)	Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $0.1 million in both the first quarter of 2010 and 2009.
(2)	Sales to Asia mainly relate to exports to the Philippines.
(3)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Sales

Our revenue increased by approximately $3.1 million or 18.7% from $16.5 million for the three months ended March 31, 2009 to $19.6 million for the same period ended March 31, 2010. The increase in revenue was mainly due to the continued growth in sales of our processed seafood products and the newly acquired algae-based beverage business, partially offset by the decrease in sales of our marine catch segment. Sales of our processed seafood products increased by $5.3 million or 47.3%, whereas sales of our marine catch segment decreased by $4.9 million or 92.6% year over year.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, particularly in Zhejiang and Fujian provinces. The higher sales in the processed seafood products segment were mainly due to the continued sales and marketing effort in these two provinces. Accordingly, the number of sales staff has further increased from 24 to 30 during the period under review.

Having recognized that the processed seafood segment has significant growth potential and attractive profit margin, we will continue to focus our resources on the processed seafood segment going forward.

This is the first quarter for us to recognize the sales of our algae-based beverage products since the acquisition declared effective at the beginning of this year. Given our continuous contribution over the related sales and marketing campaigns, we expect the sales of our beverage segment will continue to grow quarter over quarter in 2010.

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch, as well as the cost of our algae-based beverage products. The breakdown is as follows:

	Three months ended March 31,
US$ ’000	2010	2009

Processed seafood products	10,969	7,550
Marine catch	289	4,892
Algae-based beverage products	1,784	-
Total	13,042	12,442

Cost of sales – Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of sales:

	Three months ended March 31,
	2010		2009
	US$’000%		US$’000%

Raw materials	8,027	73.2	5,423	71.8
Packaging materials	1,366	12.4	1,049	13.9
Direct labor	724	6.6	400	5.3
Manufacturing overhead	852	7.8	678	9.0

Total	10,969	100.0	7,550	100.0

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

Raw material costs accounted for approximately 73.2% and 71.8% of our cost of sales in the first quarter of 2010 and 2009 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the periods under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overheads are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 12.4% and 13.9% of our cost of sales in the first quarter of 2010 and 2009 respectively.

The increase in packaging material costs for the periods under review was mainly due to the increased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for 6.6% and 5.3% of our cost of sales in the first quarter of 2010 and 2009 respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production processes. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount for processed seafood segment as at March 31, 2010 has increased to 781 from 672 as at the first quarter end of 2009. The increase was mainly due to the increase in number of production headcount due to increased scale of production along the year

Manufacturing overhead

Manufacturing overhead comprises depreciation, amortization, seasonings, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overheads for the periods under review was mainly due to the increased scale of production and the expansion of production facilities along the year.

Cost of sales - Marine catch

	Three months ended March 31,
	2010		2009
	US$’000%		US$’000%

Raw materials	243	83.9	4,768	97.5
Other expenses	46	16.1	124	2.5
Total	289	100.0	4,892	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

The decrease in raw material costs for the periods under review was in line with the decreased sales of trading materials.

Other expenses

Other expenses mainly relate to the costs of packaging materials, ice required to keep the freshness of the marine catch and the related overheads.

Cost of sales – Algae-based Beverage Products

Our cost of sales comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of sales:

	Three months ended March 31,
	2010		2009
	US$’000%		US$’000%

Raw materials	461	25.9	-	-
Packaging materials	1,084	60.7	-	-
Manufacturing overhead	239	13.4	-	-

Total	1,784	100.0	-	-

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as herbal powder and sugar. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 25.9% of our cost of sales in the first quarter of 2010. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials.

Packaging materials

Packaging materials accounted for approximately 60.7% of our cost of sales in the first quarter of 2010. The percentage of packaging materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the packaging materials.

Manufacturing overhead

We utilize third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We are going to use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three months ended March 31,
	2010		2009
	US$’000%		US$’000%

Processed seafood products	5,529	83.7	3,653	89.0
Marine catch	109	1.6	453	11.0
Algae-based beverage products	970	14.7	-	-
Total	6,608	100.0	4,106	100.0

Gross profit margin by product

	Three months ended March 31,

	2010	2009
	%	%
Processed seafood products	33.5	32.6
Marine catch	27.4	8.5
Algae-based beverage products	35.2	-
Overall	33.6	24.8

Gross profit

Gross profit grew by 60.9% or $2.5 million, from $4.1 million to $6.6 million for the periods under review. Overall gross profit margin improved by 8.8 percentage point from 24.8% for the three months ended March 31, 2009 to 33.6% for the same period in 2010. Gross profit margin for the processed seafood products operations was increased from 32.6% to 33.5%, whereas gross profit margin for the marine catch segment was increased from 8.5% to 27.4% for the same periods under review. Gross profit margin for the newly acquired beverage products was 35.2% for the first quarter of 2010.

The increase in overall gross profit margin was largely attributable to the significant increase in sales of processed seafood products and the newly acquired beverage products which the gross profit margins are much higher than that of processed seafood products and match catch segments.

Depreciation and amortization

Depreciation and amortization accounted for approximately 3.2% and 0.1% of our total revenue in the first quarter of 2010 and 2009 respectively. The increase in depreciation and amortization was mainly attributable to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of this year. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.3 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertisement and costs in participating in exhibitions.

Our sales and marketing expenses accounted for approximately 2.0% and 0.7% of our total revenue in the first quarter of 2010 and 2009 respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and exhibition costs so as to strengthen our brand position in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. Accordingly, the number of sales staff has further increased from 24 in 2009 to 94 in 2010, of which 64 headcount was related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 3.2% and 2.8% of our total revenue in the first quarter of 2010 and 2009 respectively. The increase in the general and administrative expenses was mainly attributable by the higher payroll costs as a result of hiring more experienced professional staff so as to cope with the expanding and newly acquired operations.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rental on the 36 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on one year lease term. The government subsidies in last year mainly related to grants by the Ministry of Science and Technology for the development of high-value seafood products with the use of low-value raw materials. Interest income is earned from cash balances with banks as a result of strong operational cash inflow and net proceeds from the private placement and registered direct offering of common stock taken place in November 2007 and January 2010, respectively.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.2% and 0.4% of our total revenue in the first quarter of 2010 and 2009 respectively. We have repaid all short-term bank borrowings during the first quarter of 2010.

Income before income tax

Our income before income tax increased by $1.3 million or 34.7%, from $3.7 million in the first quarter of 2009 to $5.0 million for the same period in 2010. The increase was mainly due to the combination of the increase in sales of 18.7% and the increase in gross profit margin by 8.8 percentage point as a whole, which was partially offset by the increase in depreciation and amortization, the sales and marketing expenses and the general and administrative expenses, as a result of the factors described above.

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

Xianghe and Xianglin are approved as a domestic enterprise. Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Rixiang, Jixiang and Mingxiang were expired in prior years.

The higher effective tax rate for the period under review was mainly due to the expiry of the Tax Holiday.

Mingxiang has received a notice of recognition as enterprise of new and high technology in 2009, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for the Company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, Mingxiang is qualified for a reduced tax rate of 15% on its assessable income for the period of three years, through 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at March 31, 2010 amounted to approximately $47.4 million, without any short-term bank loans after the full repayment during the first quarter of 2010.

A summary of our cash flows for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
US$’000	2010	2009

Net cash provided by operating activities	14,496	6,970
Net cash provided by (used in) investing activities	875	(899)
Net cash provided by (used in) financing activities	24,889	(302)
Foreign currency translation adjustment	(28)	48
Net change in cash and cash equivalents	40,232	5,817
Cash and cash equivalents at the beginning of the period	7,143	31,640
Cash and cash equivalents at the end of the period	47,375	37,457

Net cash provided by operating activities

Our net cash provided by operating activities for the three months ended March 31, 2010 amounted to approximately $14.5 million, which was an increase of $7.5 million when comparing to net cash provided by operating activities for the same period in 2009. The increase was mainly attributable to the higher net income earned in the first quarter of 2010 and the decrease in accounts receivable of $9.2 million, partially offset by the decrease in inventories recorded in the same period last year.

Net cash provided by (used in) investing activities

For the three months ended March 31, 2010, our net cash provided by investing activities was approximately $0.9 million which was mainly attributable to the acquisition of a subsidiary, partially offset by addition of fixed assets and purchase of land use right for the development of a cold storage facility.

Net cash provided by (used in) financing activities

Our net cash provided by financing activities was approximately $24.9 million for the three months ended March 31, 2010, which was an increase of $25.2 million when comparing to net cash used in financing activities for the same period in 2009. The increase was mainly attributable to the net proceeds from the registered direct offering of common stock taken place in January 2010, partially offset by the repayment of short-term bank loans in the first quarter of this year.

Capital resources

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to satisfy our current operating expenditures.

We also plan to build the cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We intend to finance the total estimated $20.0 million in land use rights and construction costs from available funds and expect to run the new facility in the first half of 2011. There were no material capital commitments in relation to the construction costs as at March 31, 2010.

After the registered direct offering of common stock and repayment of bank loans, the relative cost of capital resources would decrease correspondingly given the increase in the equity financing and reduced level of debt borrowings.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the period ended March 31, 2010 was approximately $19,000. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $68,000 in total in the next twelve months.

Guarantees

As of March 31, 2010, Mingxiang is contingently liable as guarantor with respect to the loans of $731,294 (equivalent to RMB5,000,000) and $438,776 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,170,070 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of March 31, 2010, the Company has not recorded any liabilities under these guarantees.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but does not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Three months ended March 31,
(%)	2010	2009
Sales
RMB	98.5	97.5
US dollars	1.5	2.5
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at March 31, 2010, the exchange rate was approximately US$1.00 to RMB6.8361. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure. In the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Changes in Internal Controls Over Financial Reporting.

During the most recent quarter ended March 31, 2010, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 84.0% and 67.7% of our sales in the three months ended March 31, 2010 and 2009, respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 73.2% and 71.8% of our total cost of sales of processed seafood products in the three months ended March 31, 2010 and 2009 respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on several major customers. In the event the major customers cease to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 37.2%, and 52.3% of our sales in the three months ended March 31, 2010 and 2009, respectively. In the event these customers do not continue to purchase from us or reduce their purchases from us or develop their own abilities to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected.

For the three months ended March 31, 2010, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on certain of our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five and top two suppliers of raw materials accounted for approximately 97.4% and 27.8%, of our total purchases of raw materials during the three months ended March 31, 2010 and 2009, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Our profitability and continued growth is dependent on our ability to yield commercially viable products, to enhance our product range and expand our customer base.

The seafood processing industry is highly competitive. The growth potential of the seafood processing industry is dependant on population growth and consumer preferences. Therefore we believe that our profitability and continued growth is dependant on our ability to expand our customer base in existing and new markets by introducing new products that are fast growing and profitable in the populations that we serve, as well as our ability to develop commercially viable products through our product development efforts. If we do not succeed in these efforts, the growth of our sales may slow down and adversely affect our profitability.

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

We intend to, inter alia, expand our operations and production capacity in the PRC by constructing new cold storage facilities. While the new production facilities, which increased our capacity by 100%, were completed in 2009, there can be no assurance that the construction of, the new cold storage facilities will be up and running in the first half of 2010 as expected. Our expansion plans involve a number of risks, including inter alia the costs of investment in fixed assets, costs of working capital tied up in inventories, as well as other working capital requirements. Our expansion will also depend on our ability to secure new customers and/or sufficient orders. Failure to secure new customers or sufficient orders or to meet our customers’ orders would materially and adversely affect our business and financial performance.

There is no assurance that our future plans will result in commercial success. If we are unable to execute our expansion plans successfully, our business and financial performance would be materially and adversely affected.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products, marine catch and algae-based beverage products as a percentage of our total sales for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010		2009
	US$’000%		US’000%

Processed seafood products	16,498	84.0	11,203	67.7
Marine catch	398	2.0	5,345	32.3
Algae-based beverage products	2,754	14.0	-	-
Total	19,650	100.0	16,548	100.0

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

We are required to obtain various licenses and permits in order to conduct our business of production and export of processed seafood products. These include the Hygiene Registration Certificate, which is a requirement in order to carry on the production of food products in the PRC, as well as the HACCP certificate and EU export registration, which is a requirement in order to export our processed seafood products to certain countries. Our business is also subject to applicable laws and regulations. Please see the section “Government Regulations” of our Form 10-K for the fiscal year ended December 31, 2009 filed on March 22, 2010 for a summary of the material laws and regulations that apply to our Company.

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 1.5% of our total sales in the three months ended March 31, 2010. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of March 31, 2010 our distribution network is comprised of 24 distributors located in seven provinces. These distributors sub-distribute our processed seafood products and algae-based beverage products to retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

We may be affected by global climate change or by legal, regulatory or market responses to such changes.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions may be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

Our purchase of the beverage business involves the risk of entering into a new business and depending on prior management of the business purchased.

On January 1, 2010, we purchased Xianghe, a beverage company, and entered into a new business segment where we will need to rely on current management for the business acquired. Xianghe is a Fujian based manufacturer of the branded Hi-Power algae-based soft drinks. We kept the management of Xianghe to continue to manage Xianghe. We will be dependent on the current management of Xianghe for the continued development of the beverage business. We do not have prior experience in the beverage business and the success of Xianghe would be subject to all of the uncertainties regarding the development of a new business. Although we intend to integrate the product into Mingxiang’s distribution network, there can be no assurance regarding the successful distribution and market acceptance of the beverage products.

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

We sell our processed seafood products, marine catch and algae-based beverage products mainly to local customers. Our sales are denominated in RMB and US$, while our purchases are denominated in RMB.

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. At March 31, 2010, the closing exchange rate was approximately US$1.00 to RMB6.8361. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our products and brand name may be replicated or counterfeited which will in turn have an adverse effect on our Company and we may be affected by intellectual property rights disputes.

We have registered certain trademarks in the PRC, details of which are set out in the section “Intellectual Property” of our Form 10-K for the fiscal year ended December 31, 2009. Despite the protection of our trademark under the intellectual property laws of the PRC, such laws may not be adequate or effectively enforced against third parties who may violate our proprietary rights by illegally using our trademarks or our brand name. Our products and brand names may be replicated or counterfeited, which in turn may adversely affect our reputation and brand image.

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

As our processed seafood products, marine catch and algae-based beverage products businesses are carried out in the PRC, we are subject to and have to operate within the framework of the PRC legal system. Any changes in the laws or policies of the PRC or the implementation thereof, for example in areas such as foreign exchange controls, tariffs, trade barriers, taxes, export license requirements and environmental protection, may have a material impact on our operations and financial performance.

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2009 and 2008, approximately 97.4% and 95.1% of our sales respectively was denominated in RMB. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

Our subsidiaries, operations and significant assets are located outside the U.S. Shareholders may not be accorded the same rights and protection that would be accorded under the Securities Act. In addition, it could be difficult to enforce a U.S. judgment against our Directors and officers.

Our subsidiaries, operations and assets are mostly located in the PRC. Our subsidiaries are therefore subject to the relevant laws in the PRC. U.S. law may provide shareholders with certain rights and protection which may not have corresponding or similar provisions under the laws of the PRC. As such, investors in our common stock may or may not be accorded the same level of shareholder rights and protection that would be accorded under the Securities Act. In addition, all our current executive directors are non-residents of the U.S. and the assets of these persons are mainly located outside the U.S. As such, there may be difficult for our shareholders to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against any of these persons.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•·	International conflict.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Pengfei Liu has significant influence over the outcome of matters submitted to Shareholders for approval.

Mr. Liu currently owns approximately 41.4% of our outstanding common stock. As a result, he will be able to exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

One of our competitive strengths is our established brand name and track record. We have been involved in the production of processes seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award, and our products have received several other awards such as the “Green Food” award. Please see the section “Competition” of our Form 10-K for the fiscal year ended December 31, 2009. We have also established a track record in the processed seafood industry which instills confidence in our products and attracts new customers from South Korea, Japan, Philippines, Papua New Guinea, Taiwan, Russia and Ukraine, as well as potential customers from the European Union. Negative publicity involving us, any of our directors or executive officers may adversely affect our stock market price whether or not such negative publicity is justified.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS
OF
CHINA MARINE FOOD GROUP LIMITED

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: May 12, 2010	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: May 12, 2010	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer)