Form 10-K/A
period 2009-12-31
CHINA MARINE FOOD GROUP LTD
filed 2010-07-08
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-34422

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Nature of Amendment-

The registrant is amending the Form 10-K to principally (1) clarify that the rental income from the registrant’s property management activities related to 33 shop spaces is relatively immaterial compared to our principal business, (2) clarify that certain executive officers receive bonuses determined by a fixed formula based upon the registrant’s profits and that other executive officers receive discretionary bonuses and (3) add certain biographical information to the disclosures regarding our directors and executive officers.  There is no change to the registrant’s financial statements or Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

All our land use rights and properties, including production plant, cold storage facility, office tower and staff dormitory, are managed by these two property holding companies, Mingxiang and Jixiang. The operations of these two property holding companies are solely property management. All rental income, which is relatively immaterial comparing to our principal revenues from sale of processed seafood products, beverage products  and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang is responsible for the rental income related to the collection on the 33 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on 1-year lease term. The operations of these two property holding companies are solely property management.

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

We discontinued sales of frozen processed seafood products in 2009 because management decided to focus on domestic sales of our products and the demand for the frozen processed seafood products was primarily from overseas.  We maintain our production line for frozen processed seafood products and may sell the products again in the future.

With respect to preparation of our products, a portion of our frozen processed seafood products were consumed directly by end-consumers with little or no additional processing. All our dried and frozen processed seafood products are manufactured free of preservatives. We use ingredients such as sugar, salt and spices in the production of our dried processed seafood products. The raw materials for our processed seafood products are obtained through fresh marine catch and not from seafood breeding farms.

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

COMPETITION

We operate in a competitive environment and we expect to face more intense competition from our existing competitors and new market entrants in the future. We believe that the principal competitive factors in our industry include,  inter alia , brand awareness, product range and quality, customer and supplier relationships, cost and quality of raw materials, technical expertise in production and pricing. Of these factors, we believe that product quality is the most important.

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

There may be companies based in other countries which offer a similar product range as we do but which currently operate in different markets from us. In the future, we may face competition from these companies as we expand into their markets and  vice versa .

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

The following table sets out our five major suppliers of products for the production of algae-based beverages for the year ended December 31, 2009:

As a Percentage of Purchases (%)
Year ended December 31, 2009
Fujian Fuzhen Metal Packaging Company Limited	61.6
Qing Dao Ming Yue Algae Group Company Limited	14.4
Zhangzhou Baoxian Food and Beverage Company Limited	14.2
Shishi City Jinhong Paper Products Company Limited	6.0
Damin Food (Zhangzhou) Company Limited	3.6
TOTAL	99.8

None of our directors, executive officers and controlling shareholders is related to or has any interest in any of our major suppliers listed above. To the best of our knowledge, except as disclosed above, none of our major suppliers is related to or has any interest in one another, and none of our major suppliers is related to or has any interest in the customers stated in the section “Major Customers” below.

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

As a testimony to our commitment to quality products and processes, we have been awarded the following awards and certifications:

Subsidiary	Award/Certification	Awarding/Certification Body	Validity Period
Rixiang	Validation of conformity with HACCP standards (1) for the export of marine products to the US	CIQ	March 25, 2009 to March 24, 2010

Rixiang	EU(2) export registration for export of our marine products to the EU	European Commission	No validity period

Mingxiang	ISO9001:2008(3) quality management system certification	CNAB & CCIC Quality Certification Centre	December 9, 2009 to December 8, 2012

Mingxiang	ISO14001:2004(4) environmental management system certification in respect of the processing of fish and prawn-type marine food products and the relevant environmental management	CNAB & CCIC Conformity Assessment Services Co, Ltd.	November 27, 2008 to November 26, 2011

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors .

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

In particular, on August 8, 2006, six PRC regulatory bodies, including the Ministry of Commerce (MOFCOM) and the China Securities Regulatory Commission (“CSRC”), jointly promulgated the new “Regulations on Foreign Investors Merging with or Acquiring Domestic Enterprises”, which took effect on September 8, 2006 (“2006 M&A Rules”). The 2006 M&A Rules regulate,  inter alia , the acquisition of PRC domestic companies by foreign investors.

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

Our production facilities in the PRC are subject to environmental laws and regulations imposed by the PRC authorities, inter alia , in respect of air protection, waste management and water protection. In the event stricter rules are imposed on air protection, waste management and water protection by the PRC authorities, we may have to incur higher costs to comply with such rules. Accordingly, our financial performance may be adversely affected. In addition, we require license for the discharge of pollutants for our operations, which is subject to annual review and renewal. In the event that we fail to renew our license with the relevant authority, our operations and financial performance will be adversely affected.

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

Because our operations are carried out through our wholly-owned subsidiaries located in the PRC, the outbreak of avian influenza and/or other communicable diseases, if uncontrolled, can have an adverse effect on business sentiments and environment. In addition, if any of our employees, our customers or our suppliers, is affected by the outbreak of communicable diseases, it can adversely affect, among others, our operations, our customers '  orders and our supply of raw materials. Accordingly, our sales and profitability will be materially and adversely affected.

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

The market price of our common stock may be highly volatile and can fluctuate significantly and rapidly in response to, inter alia , the following factors, some of which are beyond our control:

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

Upon the close of the reverse acquisition, Richard Crimmins, the sole director, resigned from all offices of the Company. Mr. Pengfei Liu (“Mr. Liu”) replaced him as our Chief Executive Officer and Interim Secretary effective on the close of the reverse acquisition. Prior to the effective date of the reverse acquisition, Mr. Liu served at Ocean Technology as its Chief Executive Officer.

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

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 74.4%, 77.9% and 74.3% of our total cost of sales of processed seafood products in year 2009, 2008 and 2007 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia , the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

Rental / charter hires

We commenced our marine catch operation in September 2002, with the chartering of two fishing vessels with an aggregate net tonnage of 44 tons. In December 2007, we had a fleet of six chartered fishing vessels with an aggregate net tonnage of 256 tons. However, taking into consideration the significant growth potential in the processed seafood segment and the deteriorating gross profit margin for the sales of marine catch due to higher fuel and operating costs, we decided to focus our resources on the processed seafood segment. All the chartering agreements with the fishermen were terminated by us at the end of 2007.  Starting in 2008, we have purchased the marine catch from the suppliers and then sell directly to the customers.

Crew salaries and wages

We had agreements through 2007 with the owners of fishing vessels, from whom we have chartered six fishing vessels for our marine catch operations. The size of the fishing crew increased as we increased the number of fishing vessels. Pursuant to the agreements, we were required to pay the salaries and wages of the fishing crew.

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

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets ”,, all long-lived assets such as property, plant and equipment, land use rights and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009 and 2008.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities ”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

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

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “ Variable Interest Entities ”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “ Generally Accepted Accounting Principles ”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) ” which amends ASC 605-25, “ Revenue Recognition: Multiple-Element Arrangements .” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements .” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets ,” which formally codifies FASB Statement No. 166, “ Accounting for Transfers of Financial Assets .” ASU 2009-16 is a revision to SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment, land use rights and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009 and 2008.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities ”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

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

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “ Variable Interest Entities ”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “ Generally Accepted Accounting Principles ”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) ” which amends ASC 605-25, “ Revenue Recognition: Multiple-Element Arrangements .” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements .” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets ,” which formally codifies FASB Statement No. 166, “ Accounting for Transfers of Financial Assets .” ASU 2009-16 is a revision to SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following unaudited pro forma condensed consolidated financial statements have been prepared for illustrative purposes only and do not purport to reflect the results the combined company may achieve in future periods or the historical results that would have been obtained. These unaudited pro forma condensed consolidated financial statements, including the notes hereto, should be read in conjunction with (i) the historical consolidated financial statements for the Company included in its Form 10-K filed on March 22, 2010 and Form 10-K/A on June 30, 2010 and (ii) the historical financial statements of Xianghe included in the Company’s Form 8-K/A dated March 16, 2010.

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

Pengfei Liu has served as the CEO and Secretary and as a Director of China Marine Food Group Limited since November 2007. He is the founder of our Company, and has been spearheading the expansion and growth of our Company. Mr. Liu is responsible for our operations, marketing, public relations, strategic planning and development of new products and markets and overall running of our Company.

From 1975 to 1981, Mr. Liu served as a seaman with the Zhejiang East Ocean Navy. From 1981 to 1993, he worked as a trader in seafood. In 1994, Mr. Liu established Mingxiang and has been employed full time as its Chief Executive Officer ever since. In October 2003, Mr. Liu was elected as member of the executive committee of the China Aquatic Products Processing and Marketing Association (CAPPMA). In December 2003, Mr. Liu was appointed committee member of the Shishi Committee (Fujian Province) of the Chinese People’s Political Consultative Conference. In January 2005, Mr. Liu was elected vice-chairman of the executive committee of Quanzhou Food Products Industry Association. In December 2005, Mr. Liu was appointed as a member of the executive committee of the China Chamber of International Commerce, Shishi Chamber of Commerce. In August 2006, Mr. Liu was appointed executive member of the general meeting of the Fujian Aquatic Products Processing and Marketing Association (FAPPMA). Mr. Liu is not a member of the board of directors for any other public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Liu has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 30 years of experience in the seafood industry, his having provided leadership and strategic direction to the Company as its founder and his unparalleled knowledge of the Company and its business.

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

Prior to joining us, from 1996 to 2000, Mr. Ku was with KPMG, where he last held the position as Assistant Manager. From August 2000 to February 2003, he was the Manager - Corporate Services in Logistics Information Network Enterprise (HK) Limited, a subsidiary of Hutchison Port Holdings Ltd., where he later worked as Manager - Management Accounting from March 2003 to September 2004. From October 2004 to September 2005, he worked as a Financial Controller for Hongkong.com Company Limited (a Hong Kong listed company within the China.com Group). And from October 2005 to April 2007, he co-founded KISS Catering Group, which is a food and beverage business in Beijing. Mr. Ku is not a director of any other public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

Weipeng Liu has served as a Director of the Company since November 2007. Mr. Liu oversees the construction, operation and maintenance of our equipment and production facilities in the capacity of Manager of Operations, a position he has held since 1997. In 1997, Mr. Liu joined our Company as Mingxiang and Rixiang’s facilities manager. He was appointed to serve as a director of Rixiang in October 2006. Mr. Liu graduated with a degree in mechanical design and manufacturing and automation from Fuzhou University in 1997. Mr. Liu is not a member of the board of directors of any other public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Liu has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 10 years of experience with the Company and his knowledge of our equipment and production facilities.

Xiaochuan Li has served as an independent Director of the Company since October 2008. Mr. Li has been principally employed as the Director of the Division for Test of the Safety and Quality of Aquatic Products in the Yellow Sea Fisheries Research Institute of the Chinese Academy of Fishery Sciences since 1978. The Research Institute is principally engaged in researching the safety and processing of marine products and Mr. Li is responsible for the marine products processing technology research and carrying out coordination in terms of both quality and quantity examination and formulating related standards. From 1987 to 2005, Mr. Li was also the Center Director of the National Center for Quality Supervision and Test of Aquatic Products. During his tenure, Mr. Li was responsible for overseeing the daily operation of the laboratory and inspection center. Mr. Li is not a member of the board of directors of any other public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years.

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

Changhu Xue has served as an independent Director of the Company since October 2008. Since 1990, Mr. Xue has been principally employed as a professor of Aquatic Product Processing and Preserving Engineering at the Ocean University of China. Mr. Xue is a Council Member of China Society of Fisheries and the Chairman of the Fish Processing and Comprehensive Utilization Sub-committee of the China Society of Fisheries. He is also the Chief Secretary of the Steering Committee for Light Industry and Food Education in the Ministry of Education for the People’s Republic of China. Mr. Xue’s major focus of research has been in aquatic product processing and fisheries chemistry. Mr. Xue has completed over 20 state and provincial research projects including the research schemes in the National Natural Science Foundation of China and has published over 100 papers and articles in academic journals. In 1990, Mr. Xue was the first recipient of a doctoral degree in Agriculture and Aquatic Products in China. Mr. Xue has obtained 8 patent certificates and 2 technological achievements awarded by the provincial authority. Mr. Xue is not a member of the board of directors of any other public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Xue has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive academic knowledge of the seafood industry and research accomplishments.

Honkau Wan has served as an independent Director of the Company since October 2008. Mr. Wan has practiced as a certified public accountant (“CPA”) since 2003 as the principal of HK Wan CPA & Co. His firm provides professional auditing, consultancy and secretarial services to his clients on a variety of industries. From 2000 through 2002, Mr. Wan served in a multi-national company as an internal auditor, where he participated in evaluating the internal control systems of the group companies and made recommendations to the management. The multi-national company was involved in the following industries: financial institutions, property development, airline and security broker in Hong Kong, China, United States and other Asia Pacific countries. From 1996 to 1999, Mr. Wan was with KPMG auditing financial institutions. Mr. Wan received a BBA in Accounting, with Honors, from the Hong Kong Polytechnic University in 1996. Mr. Wan is not a member of the board of directors of any other public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Wan has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 15 years of relevant experience in finance and accounting.

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

•
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

•
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

Bonuses

Incentive bonuses for Mr. Pengfei Liu and Mr. Weipeng Liu are based on a fixed formula as more fully described below under “Bonuses and Deferred Compensation” and are based upon our PBT, where “PBT” refers to the audited combined profit from our operations and before income tax and before any dividend distribution (excluding non-recurring exceptional items and extraordinary items) and before minority interests for the relevant financial year. Since the PBT for the year ended December 31, 2009 was $16,703,071, Mr. Pengfei Liu and Mr. Weipeng Liu were eligible to receive a bonus for 2009 in an amount of $131,000 and $27,000, respectively.

We have determined and provided our other executive officers with cash or equity bonuses at the end of each fiscal year. Our Compensation Committee reviews the necessity of such bonuses on a yearly basis based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success

Equity Incentives

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

BONUSES AND DEFERRED COMPENSATION

In addition, we will pay to each of Pengfei Liu and Weipeng Liu an incentive bonus based on our PBT.

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

The incentive bonuses will be paid in the first quarter of the year following the year of assessment. The first assessment year for incentive bonuses was 2008.

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

10.26	Independent Director Agreement with Xiaochuan Li dated October 1, 2008 (filed with the Commission on Form 8-K dated October 30, 2008).

10.27	Independent Director Agreement with Changhu Xue dated October 1, 2008 (filed with the Commission on Form 8-K dated October 30, 2008).

10.28	Independent Director Agreement with Honkau Wan dated October 1, 2008 (filed with the Commission on Form 8-K dated October 30, 2008).

14.1	Business Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.1 and Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.2	Financial Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.2 and Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.3	Amendments to the By-Laws (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.03)

14.4	Charter for the Audit Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.5	Charter for the Corporate Governance and Nominating Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.6	Charter for the Compensation Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.3)

21	Subsidiaries List (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 21)

24	Power of Attorney (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 24))

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Pengfei Liu, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Marco Hon Wai Ku , Chief Financial Officer (filed herewith)

99.1	Press release dated January 20, 2010 by the Company (Filed with the Commission on Form 8-K dated January 20, 2010).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: July 7, 2010	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: July 7, 2010	(Principal financial officer and principal accounting officer)