Form 10-Q
period 2010-06-30
CHINA MARINE FOOD GROUP LTD
filed 2010-08-09
CIK 1099977

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-34422

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: August 4, 2010, Common Voting Stock: 28,494,299.

CHINA MARINE FOOD GROUP LIMITED.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

INDEX

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	4

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months ended June 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	6

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months ended June 30, 2010	7

Notes to Condensed Consolidated Financial Statements	8-25

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares))

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40,379,372	$7,143,232
Accounts receivable, net	16,744,658	18,834,062
Inventories	13,289,993	3,876,950
Note receivable	-	26,399,696
Prepaid expenses and other current assets	619,808	151,653

Total current assets	71,033,831	56,405,593

Property, plant and equipment, net	8,644,340	8,599,977
Land use rights, net	2,942,483	615,355
Prepayment for land use right	-	2,274,323
Intangible assets, net	22,473,742	-
Goodwill	2,389,628	-

TOTAL ASSETS	$107,484,024	$67,895,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$-	$4,139,121
Accounts payable, trade	6,031,370	885,286
Amount due to a stockholder	68,550	69,587
Income tax payable	600,640	618,664
Accrued liabilities and other payable	1,463,489	2,334,384

Total current liabilities	8,164,049	8,047,042

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,493,650 and 23,413,639 shares issued and outstanding as of June 30, 2010 and December 31, 2009	28,494	23,414
Additional paid-in capital	45,912,198	16,888,532
Statutory reserve	5,614,517	5,614,517
Accumulated other comprehensive income	4,231,635	3,576,135
Retained earnings	43,186,881	33,745,608
Total China Marine Food Group Limited stockholders’ equity	98,973,725	59,848,206
Non-controlling interests	346,250	-
Total stockholders’ equity	99,319,975	59,848,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,484,024	$67,895,248

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue, net
Processed seafood products	$19,394,692	$14,251,342	$35,892,599	$25,454,324
Marine catch	352,480	505,042	750,999	5,850,112
Algae-based beverage products	7,810,056	-	10,564,039	-
	27,557,228	14,756,384	47,207,637	31,304,436

Cost of revenue (inclusive of depreciation and amortization)
Processed seafood products	(12,530,967)	(9,423,653)	(23,499,987)	(16,973,949)
Marine catch	(292,709)	(426,949)	(581,954)	(5,318,930)
Algae-based beverage products	(4,527,309)	-	(6,311,039)	-
	(17,350,985)	(9,850,602)	(30,392,980)	(22,292,879)

Gross profit	10,206,243	4,905,782	16,814,657	9,011,557

Operating expenses:
Depreciation and amortization	(624,441)	(19,680)	(1,247,177)	(39,052)
Sales and marketing	(916,747)	(143,494)	(1,301,965)	(257,556)
General and administrative	(686,320)	(515,842)	(1,306,318)	(981,596)

Total operating expenses	(2,227,508)	(679,016)	(3,855,460)	(1,278,204)

Income from operations	7,978,735	4,226,766	12,959,197	7,733,353

Other income (expenses):
Subsidy income	71,253	71	71,253	143,208
Rental income	22,755	20,396	45,356	40,771
Interest income	76,038	70,592	94,897	161,062
Interest expense	(7)	(56,020)	(39,704)	(118,728)
Income before income taxes	8,148,774	4,261,805	13,130,999	7,959,666
Income tax expense	(1,330,947)	(538,222)	(2,387,039)	(987,482)

NET INCOME	6,817,827	3,723,583	10,743,960	6,972,184

Less: net income attributable to non-controlling interests	(71)	-	(366)	-

Net income attributable to China Marine Food Group Limited	$6,817,756	$3,723,583	$10,743,594	$6,972,184

Other comprehensive income:
- Foreign currency translation gain	678,053	3,109	655,500	60,064

COMPREHENSIVE INCOME	$7,495,809	$3,726,692	$11,399,094	$7,032,248
Net income per share attributable to China Marine Food Group Limited
- Basic	$0.27	$0.16	$0.42	$0.30
- Diluted	$0.26	$0.16	$0.41	$0.30

Weighted average shares outstanding
- Basic	25,488,157	23,026,301	25,488,157	23,026,301
- Diluted	26,379,587	23,026,301	26,379,587	23,026,301

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$10,743,960	$6,972,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,382,324	156,216
(Reversal of) allowance for doubtful accounts	(10,499)	28,928
Changes in operating assets and liabilities:
Accounts receivable	2,099,903	(5,785,549)
Inventories	(9,413,043)	(10,574,593)
Prepaid expenses and other current assets	(468,155)	(1,271,696)
Accounts payable, trade	5,146,084	1,181,272
Income tax payable	(18,024)	158,479
Accrued liabilities and other payable	(870,895)	(537,069)

Net cash provided by (used in) operating activities	8,591,655	(9,671,828)

Cash flows from investing activities:
Purchase of property, plant and equipment	(152,538)	(217,471)
Cash paid to construction in progress	-	(995,235)
Addition to land use right	(69,778)	-
Net cash received from acquisition of a subsidiary	1,008,940	-

Net cash provided by (used in) investing activities	786,624	(1,212,706)

Cash flows from financing activities:
Repayment of amount due to a stockholder	(1,037)	(164,000)
Advance to a non-controlling stockholder of a subsidiary	(141,766)	-
Proceeds from the registered direct offering, net of expenses	28,328,466	-
Proceeds from exercise of warrants	700,280	-
Proceeds from short-term borrowings	-	4,134,525
Repayment of short-term borrowings	(4,139,121)	(4,289,341)
Dividends paid	(1,302,321)	-

Net cash provided by (used in) financing activities	23,444,501	(318,816)

Effect of exchange rate changes in cash and cash equivalents	413,360	51,174

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,236,140	(11,152,176)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,143,232	31,640,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,379,372	$20,488,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,405,063	$829,003
Cash paid for interest	$39,704	$118,728

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from prepayment for land use right to land use rights	$2,274,323	$-
Transfer from construction in progress to property, plant and equipment	$-	$2,600,090

NON-CASH TRANSACTIONS IN CONNECTION WITH THE ACQUISITION OF XIANGHE
Transfer from note receivable to purchase price payable	$26,399,696	$-
Consideration payable by Xianghe on behalf of Mingxiang	$1,400,304	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	China Marine Food Group Limited stockholders’ equity
	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Non- controlling	Total stockholders’
	No. of shares	Amount	capital	reserve	income	earnings	interests	equity

Balance as of December 31, 2009	23,413,639	$23,414	$16,888,532	$5,614,517	$3,576,135	$33,745,608	$-	$59,848,206

Stock issued under the registered direct offering, net of expenses	4,792,388	4,792	28,323,674	-	-	-	-	28,328,466
Cashless exercise of warrants	120,017	120	(120)	-	-	-	-	-
Cash exercise of warrants	167,606	168	700,112	-	-	-	-	700,280
Net income for the period	-	-	-	-	-	10,743,594	366	10,743,960
Distribution of dividend to a non-controlling stockholder	-	-	-	-	-	(1,302,321)	-	(1,302,321)
Share of non-controlling interests from business combination, net	-	-	-	-	-	-	345,884	345,884
Foreign currency translation adjustment	-	-	-	-	655,500	-	-	655,500

Balance as of June 30, 2010	28,493,650	$28,494	$45,912,198	$5,614,517	$4,231,635	$43,186,881	$346,250	$99,319,975

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future periods.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $25,445,950 and $7,125,721 as of June 30, 2010 and December 31, 2009, respectively.

Time deposits are those demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of more than three months as of the purchase date of such investments.

The Company maintains time deposits at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had demand deposits concentration risk of $14,730,578 and $0 as of June 30, 2010 and December 31, 2009, respectively.

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

As of June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $84,144 and $94,643, respectively.

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

As of June 30, 2010 and December 31, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Depreciation expense for the three and six months ended June 30, 2010 and 2009 were $86,003, $170,024 and $79,061, $148,042, respectively.

Certain property, plant and equipment with original costs of $996,914 have become fully depreciated as of June 30, 2010.

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

Amortization expense for the three and six months ended June 30, 2010 and 2009 were $18,749, $37,491 and $4,089, $8,174, respectively.

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

Amortization expense for the three and six months ended June 30, 2010 and 2009 were $587,512, $1,174,809 and $0, $0, respectively. The estimated annual amortization expense is $2,365,592 for each of the five succeeding years.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2010.

●	Goodwill

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of June 30, 2010, the Company determines that no goodwill impairment charge is required.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and recorded no reserve for sales returns for the period ended June 30, 2010.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the period ended June 30, 2010, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end rates RMB:US$1 exchange rate	6.7886	6.8448
Average rates RMB:US$1 exchange rate	6.8348	6.8432

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended June 30, 2010, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products in the PRC.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

 In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 4	ACQUISITION OF BRANDED ALGAE-BASED BEVERAGE COMPANY

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

At the closing date of business acquisition on January 1, 2010, Mingxiang entered into a business transfer agreement with Qiu. Pursuant to the business transfer agreement, Qiu agreed to transfer the algae-based soft drinks business from Xianghe to Mingxiang as part of the business restructuring of Xianghe. It was also agreed that Qiu would not share any of the results of the algae-based soft drinks business operated under Mingxiang in the future. As a result, Mingxiang fully integrated the business operation of algae-based soft drinks from Xianghe and allowed 100% of the operating results generated from the algae-based soft drinks business, subject to the precedent condition. Upon the completion of the business acquisition and business transfer, Xianghe became a dormant company.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In connection with the business transfer, it was also agreed between both parties that Xianghe still assumed $83,036 in revenue and $1,830 in net income which mainly came from the algae-based soft drinks business during the transitional period in January 2010 and as a result, $366 in net income was attributed to the non-controlling interests as of the end of the second quarter 2010. Non-controlling interests from the business combination mainly represented the 20% share of pre-acquisition equity in Xianghe as of December 31, 2009 in the condensed consolidated balance sheet.

NOTE - 5	INVENTORIES

Inventories consisted of the following:

	June 30, 2010	December 31, 2009

Raw materials	$10,532,497	$510,104
Work-in-process	1,930,953	3,018,720
Finished goods	79,418	151,197
Packaging materials	747,125	196,929

Total	$13,289,993	$3,876,950

For the period ended June 30, 2010 and 2009, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE - 6	SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	June 30, 2010	December 31,2009
Bank loans, payable to a financial institution in the PRC:

Equivalent to RMB5,400,000, due on February 12, 2010	-	789,797

Equivalent to RMB3,000,000, due on February 16, 2010	-	438,776

Equivalent to RMB3,900,000, due on February 18, 2010	-	570,409

Equivalent to RMB5,000,000, due on February 24, 2010	-	731,293

Equivalent to RMB4,000,000, due on February 26, 2010	-	585,035

Equivalent to RMB4,000,000, due on March 17, 2010	-	585,035

Equivalent to RMB3,000,000, due on March 26, 2010	-	438,776

Total borrowings	$-	$4,139,121

As of June 30, 2010, all the short-term borrowings were repaid in full at their respective expiry dates. The weighted average effective interest rate was 5.31% and 5.42% per annum, with interest expense of $39,704 and $118,728 for the six months ended June 30, 2010 and 2009 respectively, payable quarterly.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 7	AMOUNT DUE TO A STOCKHOLDER

As of June 30, 2010 and December 31, 2009, the amounts of $68,550 and $69,587 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which were unsecured, interest free and repayable on demand.

NOTE - 8	STOCKHOLDERS’ EQUITY

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

During the period ended June 30, 2010, certain warrant holders exercised 437,673 warrants in total on a cash and cashless exercise basis to purchase 167,606 shares and 120,017 shares of the Company’s common stock, respectively.

A summary of warrant activity for the period ended June 30, 2010 is as follows:

	Number of warrants	Weighted average exercise price	Remaining contractual term (year)	Aggregate intrinsic value

Outstanding and exercisable as of December 31, 2009	1,329,103	4.1782	0.88	-
Granted	-	-	-	-
Exercised	(437,673)	4.1782	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable as of June 30, 2010	891,430	$4.1782	0.38	-

(b)       Registered direct offering

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As of June 30, 2010, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 and 28,493,650 shares, respectively.

NOTE - 9	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

June 30, 2010

20% share of equity interest in Xianghe	$488,016
Less: advance to a non-controlling stockholder of a subsidiary	(141,766)

Net amount	$346,250

Advance to a non-controlling stockholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

During the quarter ended June 30, 2010, the Company’s subsidiary, Xianghe, declared final dividend of $1,302,321 (equivalent to RMB8,901,106) relating to the pre-acquisition result for the fiscal year 2009 to Mr. Qiu and was fully paid in April 2010.

NOTE - 10	INCOME TAXES

For the period ended June 30, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Six months ended June 30,
	2010	2009
Tax jurisdiction from:
– Local	$-	$(2,000)
– Foreign	13,130,999	7,961,666

Income before income taxes	$13,130,999	$7,959,666

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2010	2009
Current:
– Local	$-	$-
– Foreign	2,387,039	987,482

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$2,387,039	$987,482

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries (Hong Kong and the PRC) that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

China Marine is registered in the State of Nevada and is subject to United States of America tax law.
As of June 30, 2010, China Marine incurred $11,326 of net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $3,907 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology”) is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the periods ended June 30, 2010 and 2009, respectively. As of June 30, 2010, Ocean Technology incurred $476,302 of net operating losses carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $78,590 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended June 30, 2010 and 2009. Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (Jixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”) are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On October 15, 2009, Mingxiang received a notice of recognition as an enterprise of new and high technology, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for a company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, Mingxiang is qualified for a reduced income tax rate of 15% on its income before tax for a period of three years, expiring through 2012.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
	2010	2009

Income before income taxes from PRC subsidiaries	$13,200,244	$8,031,109
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	3,300,061	2,007,777

Tax effect on utilization of net operating losses carryforwards	(335)	(33,574)
Tax effect from Tax Holiday	(1,210,102)	(987,482)
Tax effect on net operating losses from PRC subsidiaries	-	761
Tax effect on non-taxable income	(4)	-
Tax effect on non-deductible expenses	297,419	-

Income taxes at effective rate	$2,387,039	$987,482

As of June 30, 2010, the PRC operation did not incur any net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized.

NOTE - 11	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)         Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended June 30, 2010 and 2009 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended June 30, 2010 and 2009.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$19,394,692	$352,480	$7,810,056	$27,557,228
Cost of revenue	(12,530,967)	(292,709)	(4,527,309)	(17,350,985)

Gross profit	$6,863,725	$59,771	$3,282,747	$10,206,243
Expenditure for long-lived assets	$65,842	$-	$8,991	$74,833

	Three months ended June 30, 2009
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$14,251,342	$505,042	$-	$14,756,384
Cost of revenue	(9,423,653)	(426,949)	-	(9,850,602)

Gross profit	$4,827,689	$78,093	$-	$4,905,782

Expenditure for long-lived assets	$313,243	$-	$-	$313,243

	Six months ended June 30, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$35,892,599	$750,999	$10,564,039	$47,207,637
Cost of revenue	(23,499,987)	(581,954)	(6,311,039)	(30,392,980)

Gross profit	$12,392,612	$169,045	$4,253,000	$16,814,657

Expenditure for long-lived assets	$222,316	$-	$8,991	$231,307

	Six months ended June 30, 2009
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$25,454,324	$5,850,112	$-	$31,304,436
Cost of revenue	(16,973,949)	(5,318,930)	-	(22,292,879)

Gross profit	$8,480,375	$531,182	$-	$9,011,557

Expenditure for long-lived assets	$1,212,706	$-	$-	$1,212,706

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue, net
The PRC	$27,452,049	$14,577,731	$46,807,626	$30,711,600
Asia	105,179	178,653	400,011	592,836
Total revenue, net	$27,557,228	$14,756,384	$47,207,637	$31,304,436

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE - 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)           Major customers

For the three and six months ended June 30, 2010, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

The following is a table summarizing the revenue from customer that individually represents greater than 10% of the Company’s revenue for the three months ended June 30, 2009 and their outstanding balances as at period-end date.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)           Major vendors

The following is a table summarizing the purchases of raw materials from vendor that individually represents more than 10% of the total purchases for the period ended June 30, 2010 and 2009 and their outstanding balances as at period-end dates.

		Six months ended June 30, 2010
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A		$8,792,219	31%	$-
Vendor B		6,089,731	22%	192,062
Vendor C		3,943,074	14%	130,588
Vendor D		3,219,519	11%	69,868
Vendor E		2,930,170	10%	123,798

	Total:	$24,974,713	88%	$516,316

		Six months ended June 30, 2009
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor B		$8,232,297	25%	$265,957
Vendor D		6,639,283	20%	352,303
Vendor A		6,264,866	19%	-
Vendor C		5,558,546	17%	287,021

	Total:	$26,694,992	81%	$905,281

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE - 13	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancelable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the period ended June 30, 2010 and 2009 were $38,572 and $38,572, respectively.

As of June 30, 2010, the Company has the future minimum rental payments of $48,904 under the non-cancelable operating lease in the next twelve months.

(b)	Guarantees

As of June 30, 2010, Mingxiang is contingently liable as guarantor with respect to the loans of $736,529 (equivalent to RMB5,000,000) and $441,917 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,178,446 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of June 30, 2010, the Company has not recorded any liabilities under these guarantees.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following review concerns the six months ended June 30, 2010 and 2009, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Upon the close of the reverse acquisition, Mr. Pengfei Liu (“Mr. Liu”) became our Chief Executive Officer and Interim Secretary. Prior to the effective date of the reverse acquisition, Mr. Liu served at Ocean Technology as its Chief Executive Officer.

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

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products and algae-based beverage products, as well as the sale of marine catch.  Our two other subsidiaries, Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”) and Shishi Huabao Jixiang Water Products Co., Ltd. (“Jixiang”) are property holding companies. These two companies operate to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory. Whereas another subsidiary, Shishi Xianglin Trading Co., Ltd. (“Xianglin”), is a dormant company.

All our land use rights and properties, including production plant, cold storage facility, office tower and staff dormitory, are managed by Mingxiang and Jixiang.  All rental income, which is relatively immaterial compared to our principal revenues from sales of processed seafood products and beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang is responsible for the rental income related to the collection on the 31 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on a 1-year lease term.

Our dried processed seafood products include dried prawns, dried squids, dried file fish, roasted prawns, shredded roasted squids, roasted squids, roasted file fish and other seafood items. Our dried processed seafood is predominantly sold under our registered trademark, the “Mingxiang” brand name. Our brand name has been awarded the “Fujian Famous Brand” by the Fujian Commerce Authority. Our dried processed seafood products are mainly sold to distributors in Fujian and Zhejiang provinces, who in turn distribute them to major supermarkets and retailers throughout these provinces.

The raw materials for our processed seafood products are solely purchased from independent fishermen in nearby markets for further processing. We simply buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea, Philippines and Taiwan.

On January 1, 2010, Mingxiang exercised its option to acquire 80% of the registered capital stock (the “Shares”) of Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”) pursuant to the terms of a share purchase agreement dated January 1, 2010.

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

Mingxiang intends to integrate the algae-based beverage products of Xianghe into Mingxiang’s current distribution network. Xianghe has an experienced management team and its management and other employees will continue to work at Xianghe after the acquisition. Xianghe utilizes third party manufacturers to produce the beverages.

Sales of our processed seafood products accounted for approximately 70.4% and 96.6% of our total sales in the second quarter of 2010 and 2009 respectively. Sales of our marine catch accounted for approximately 1.3% and 3.4% of our total sales in the second quarter of 2010 and 2009 respectively. Sales of our algae-based beverage products accounted for approximately 28.3% of our total sales in the second quarter of 2010. We expect the sales of our algae-based beverage products will continue to grow quarter over quarter in 2010 given our continuous contribution over the related sales and marketing campaigns since our acquisition at the beginning of this year.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 76.2% of our total cost of sales of processed seafood products in the second quarter of 2010 and 2009 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

•
Specifically, fishing activities in waters around the PRC are restricted in June and July each year to ensure sustainable aquatic resources. As such, some of our suppliers such as fishermen are restricted from fishing during this period due to the restrictions against fishing along the Taiwan Strait imposed by the PRC’s Ministry of Agriculture. There is no assurance that the PRC government may not impose more stringent fishing regulations, including, but not limited to, longer or more frequent periods that restrict fishing.

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

As at June 30, 2010, we employed 1,004 employees.

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

We plan to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We intend to finance the total estimated $20.0 million in land use rights and construction costs from funds generated by operations and the facilities are expected to be up and running in the middle of 2011. There were no material capital commitments in relation to the construction costs as at the second quarter end of 2010. Subsequent to full settlement of the land cost, a formal agreement with the local land and resources department was executed on December 30, 2009.

We intend to provide high standard, modernized cold storage, blast freezing and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward, which will not only help to reduce storage costs but we also expect improved margins for our current seafood segments as a result of bulk purchases at favorable prices.

Acquisition of branded algae-based beverage company on January 1, 2010

On November 27, 2009, we entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing (“Qiu”) and Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”). Under the Option Agreement, we loaned Xianghe  approximately $26.4 million to be used for working capital purposes. In consideration for the loan, we received the option to buy shares representing eighty percent (80%) of Xianghe (the “Shares”) from its sole shareholder, Qiu. We funded the loan from the currently available cash of the Group.

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

As of June 30, 2010, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 and 28,493,650 shares, respectively.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and six months ended June 30, 2010 and 2009 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	19,395	70.4	14,251	96.6	35,893	76.0	25,454	81.3
Marine catch	352	1.3	505	3.4	751	1.6	5,850	18.7
Algae-based beverage products	7,810	28.3	-	-	10,564	22.4	-	-
Total	27,557	100.0	14,756	100.0	47,208	100.0	31,304	100.0

Sales by geographical region

	Three months ended June 30, 2010
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,288	6.6	-	-	-	-	1,288	4.7
Zhejiang	8,550	44.1	-	-	-	-	8,550	31.0
Fujian	6,479	33.4	247	70.2	7,067	90.5	13,793	50.0
Guangdong/ Shenzhen	1,264	6.5	-	-	489	6.3	1,753	6.4
Jiangsu/ Shanghai	1,176	6.1	-	-	254	3.2	1,430	5.2
Sichuan/ Chongqing	637	3.3	-	-	-	-	637	2.3
Others	1	0.0	-	-	-	-	1	0.0
Total PRC (1)	19,395	100.0	247	70.2	7,810	100.0	27,452	99.6
Asia (2)	-	-	105	29.8	-	-	105	0.4
Total	19,395	100.0	352	100.0	7,810	100.0	27,557	100.0

	Three months ended June 30, 2009
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	941	6.6	75	14.9	-	-	1,016	6.9
Zhejiang	6,908	48.5	-	-	-	-	6,908	46.8
Fujian	4,148	29.1	135	26.7	-	-	4,283	29.0
Guangdong/ Shenzhen	1,082	7.6	-	-	-	-	1,082	7.3
Jiangsu/ Shanghai	1,172	8.2	-	-	-	-	1,172	8.0
Sichuan/ Chongqing	-	-	-	-	-	-	-
Others	-	-	117	23.2	-	-	117	0.8
Total PRC (1)	14,251	100.0	327	64.8	-	-	14,578	98.8
Asia (2)	-	-	178	35.2	-	-	178	1.2
Total	14,251	100.0	505	100.0	-	-	14,756	100.0

	Six months ended June 30, 2010
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	2,707	7.6	-	-	-	-	2,707	5.7
Zhejiang	15,627	43.6	-	-	140	1.3	15,767	33.4
Fujian	11,668	32.5	351	46.7	9,236	87.4	21,255	45.0
Guangdong/ Shenzhen	2,705	7.5	-	-	886	8.4	3,591	7.6
Jiangsu/ Shanghai	1,987	5.5	-	-	254	2.4	2,241	4.8
Sichuan/ Chongqing	1,198	3.3	-	-	-	-	1,198	2.5
Others	1	0.0	-	-	48	0.5	49	0.1
Total PRC (1)	35,893	100.0	351	46.7	10,564	100.0	46,808	99.1
Asia (2)	-	-	400	53.3	-	-	400	0.9
Total	35,893	100.0	751	100.0	10,564	100.0	47,208	100.0

	Six months ended June 30, 2009
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,607	6.3	148	2.5	-	-	1,755	5.6
Zhejiang	12,079	47.4	-	-	-	-	12,079	38.6
Fujian	7,895	31.0	205	3.5	-	-	8,100	25.9
Guangdong/ Shenzhen	1,921	7.6	-	-	-	-	1,921	6.1
Jiangsu/ Shanghai	1,952	7.7	-	-	-	-	1,952	6.2
Sichuan/ Chongqing	-	-	-	-	-	-	-	-
Others (3)	-	-	4,905	83.9	-	-	4,905	15.7
Total PRC (1)	25,454	100.0	5,258	89.9	-	-	30,712	98.1
Asia (2)	-	-	592	10.1	-	-	592	1.9
Total	25,454	100.0	5,850	100.0	-	-	31,304	100.0

Notes:

(1)	Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $0.2 million in both the second quarter of 2010 and 2009.
(2)	Sales to Asia mainly relate to exports to the Philippines.
(3)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.

Three months ended June 30, 2010 compared to three months ended June 30, 2009, and
Six months ended June 30, 2010 compared to six months ended June 30, 2009

Sales

Our revenue increased by approximately $12.8 million or 86.7% from $14.8 million for the three months ended June 30, 2009 to $27.6 million for the same period ended June 30, 2010. The increase in revenue was mainly due to the continued growth in sales of our processed seafood products and the newly acquired algae-based beverage business. Sales of our processed seafood products increased by $5.1 million or 36.1% year after year to $19.4 million, whereas sales of algae-based beverage products increased by $5.1 million to $7.8 million quarter after quarter.

Likewise, our revenue during the six months ended June 30, 2010 increased to $47.2 million by approximately $15.9 million or 50.8% compared to $31.3 million we realized during the six months ended June 30, 2009. Sales of our processed seafood products increased by $10.4 million or 41.0%, whereas sales of our marine catch segment decreased by $5.1 million or 87.2% due to the block sales of our trading materials in the first quarter of last year. Sales of algae-based beverage products realized $10.6 million during the six months ended June 30, 2010.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, particularly in Zhejiang and Fujian provinces. The higher sales in the processed seafood products segment were mainly due to the continued sales and marketing effort in these two provinces. Accordingly, the number of sales staff has further increased from 24 to 39 during the period under review.

Having recognized that the processed seafood segment has significant growth potential and attractive profit margin, we will continue to focus our resources on the processed seafood segment going forward.

This is the second quarter for us to recognize the sales of our algae-based beverage products since the acquisition declared effective at the beginning of this year. Given our continuous contribution over the related sales and marketing campaigns, we expect the sales of our beverage segment will continue to grow quarter after quarter in 2010. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to a staff of 188, as of June 30, 2010.

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch, as well as the cost of our algae-based beverage products. The breakdown is as follows:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	12,531	72.2	9,424	95.7	23,500	77.3	16,974	76.1
Marine catch	293	1.7	427	4.3	582	1.9	5,319	23.9
Algae-based beverage products	4,527	26.1	-	-	6,311	20.8	-	-
Total	17,351	100.0	9,851	100.0	30,393	100.0	22,293	100.0

Cost of sales – Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of sales:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	9,545	76.2	7,184	76.2	17,572	74.8	12,607	74.3
Packaging materials	1,652	13.2	1,151	12.2	3,018	12.8	2,200	13.0
Direct labor	551	4.4	522	5.6	1,275	5.4	922	5.4
Manufacturing overhead	783	6.2	567	6.0	1,635	7.0	1,245	7.3
Total	12,531	100.0	9,424	100.0	23,500	100.0	16,974	100.0

Raw materials

Raw materials comprise mainly seafood such as fish, prawns and squids. We use seafood which are fished from the open sea and not bred through aquaculture. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable, as there is a stable and abundant supply from the existing market. We are located close to the Xiangzhi (Shishi) fishing port, which is one of the largest fishing ports in Fujian province, and one of the state-level fishing port centres.

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

Raw material costs accounted for approximately 74.8% and 74.3% of our cost of sales for the six months ended June 30, 2010 and 2009 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the periods under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overheads are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 12.8% and 13.0% of our cost of sales for the six months ended June 30, 2010 and 2009 respectively.

The increase in packaging material costs for the periods under review was mainly due to the increased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for approximately 5.4% of our cost of sales for the six months ended June 30, 2010 and 2009 respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production processes. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount for processed seafood segment as at June 30, 2010 has increased to 808 from 734 as at the second quarter end of 2009. The increase was mainly due to the increase in number of production headcount due to increased scale of production during the period under review.

Manufacturing overhead

Manufacturing overhead comprises depreciation, amortization, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overheads for the periods under review was mainly due to the increased scale of production and the expansion of production facilities during the period under review.

Cost of sales - Marine catch

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	279	95.3	382	89.5	522	89.6	5,150	96.8
Other expenses	14	4.7	45	10.5	60	10.4	169	3.2
Total	293	100.0	427	100.0	582	100.0	5,319	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to overseas customers and distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea, Philippines and Taiwan.

The decrease in raw material costs for the periods under review was in line with the decreased sales of trading materials.

Other expenses

Other expenses mainly relate to the costs of packaging materials, ice required to keep the freshness of the marine catch and the related overhead.

Cost of sales – Algae-based Beverage Products

Our cost of sales comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of sales:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	707	15.6	-	-	1,168	18.5	-	-
Packaging materials	3,074	67.9	-	-	4,157	65.9	-	-
Manufacturing overhead	746	16.5	-	-	986	15.6	-	-
Total	4,527	100.0	-	-	6,311	100.0	-	-

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as herbal powder and sugar. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 18.5% of our cost of sales for the six months ended June 30, 2010. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials.

Packaging materials

Packaging materials accounted for approximately 65.9% of our cost of sales for the six months ended June 30, 2010. The percentage of packaging materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the packaging materials.

Manufacturing overhead

We utilize third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We are going to use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	6,864	67.2	4,827	98.4	12,393	73.7	8,480	94.1
Marine catch	59	0.6	78	1.6	169	1.0	531	5.9
Algae-based beverage products	3,283	32.2	-	-	4,253	25.3	-	-
Total	10,206	100.0	4,905	100.0	16,815	100.0	9,011	100.0

Gross profit margin by product

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	%	%	%	%

Processed seafood products	35.4	33.9	34.5	33.3
Marine catch	17.0	15.5	22.5	9.1
Algae-based beverage products	42.0	-	40.3	-
Total	37.0	33.2	35.6	28.8

Gross profit

Gross profit grew by 108.1% or $5.3 million, from $4.9 million for the three months ended June 30, 2009 to $10.2 million for the same period in 2010. Overall gross profit margin improved by 3.8 percentage points from 33.2% for the three months ended June 30, 2009 to 37.0% for the same period in 2010. Gross profit margin for the processed seafood products operations was increased from 33.9% to 35.4%, whereas gross profit margin for the marine catch segment was increased from 15.5% to 17.0% for the same periods under review. The improvement of gross profit margin for the processed seafood segment was mainly due to the price adjustment of our product lines, which took place in the second quarter of 2010. Gross profit margin for the newly acquired beverage products was 42.0% for the three months ended June 30, 2010, an improvement of 6.8% quarter over quarter, as a result of utilization of less expensive packaging and raw materials.

Similarly, gross profit grew by 86.6% or $7.8 million, from $9.0 million for the six months ended June 30, 2009 to $16.8 million for the same period in 2010. Overall gross profit margin for the six months ended June 30, 2010 improved by 6.8% to 35.6% from 28.8% for the same period in 2009. Gross profit margin for the processed seafood products operations increased from 33.3% to 34.5%, whereas gross profit margin for the marine catch segment increased from 9.1% to 22.5% for the same periods under review.

The increase in overall gross profit was largely attributable to the significant increase in sales of processed seafood products and the newly acquired beverage products, which the gross profit margins are much higher than that of processed seafood products and match catch segments.

Depreciation and amortization

Depreciation and amortization accounted for approximately 2.6% and 0.1% of our total revenue for the six months ended June 30, 2010 and 2009 respectively. The increase in depreciation and amortization was mainly attributable to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of this year. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.4 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 2.8% and 0.8% of our total revenue for the six months ended June 30, 2010 and 2009 respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs so as to strengthen our brand position in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. Accordingly, the number of sales staff has further increased from 24 in 2009 to 227 as at June 30, 2010, of which 188 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 2.8% and 3.1% of our total revenue for the six months ended June 30, 2010 and 2009 respectively. The increase in the general and administrative expenses was consistent with the business growth from the current and newly acquired operations.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rent on the 35 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on a one year lease term. The government subsidies mainly relates to grants by the Ministry of Science and Technology for the development of high-value seafood products with the use of low-value raw materials and grants by Shishi City Municipal People's Government for the awards of National High and New Technology Enterprise. Interest income is earned from cash balances with banks as a result of strong operational cash inflow and net proceeds from the private placement and registered direct offering of common stock which took place in November 2007 and January 2010, respectively.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.1% and 0.4% of our total revenue for the six months ended June 30, 2010 and 2009, respectively. We have repaid all short-term bank borrowings during the first quarter of 2010.

Income before income tax

Our income before income tax increased by $5.2 million or 65.0%, from $8.0 million for the six months ended June 30, 2009 to $13.1 million for the same period in 2010. The increase was mainly due to the combination of the increase in sales of 50.8% and the increase in gross profit margin by 6.8 percentage points as a whole, which was partially offset by the increase in depreciation and amortization, the sales and marketing expenses and the general and administrative expenses, as a result of the factors described above.

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

Xianghe and Xianglin are approved as a domestic enterprise. Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Rixiang, Jixiang and Mingxiang have expired in prior years.

The higher effective tax rate for the period under review was mainly due to the expiry of the Tax Holiday.

Mingxiang received a notice of recognition as an enterprise of new and high technology in 2009, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for the Company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, Mingxiang is qualified for a reduced tax rate of 15% on its assessable income for the period of three years, through 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at June 30, 2010 amounted to approximately $40.4 million, without any short-term bank loans after the full repayment during the first quarter of 2010.

A summary of our cash flows for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
US$’000	2010	2009

Net cash provided by (used in) operating activities	8,592	(9,672)
Net cash provided by (used in) investing activities	787	(1,213)
Net cash provided by (used in) financing activities	23,444	(318)
Foreign currency translation adjustment	413	51
Net change in cash and cash equivalents	33,236	(11,152)
Cash and cash equivalents at the beginning of the period	7,143	31,640
Cash and cash equivalents at the end of the period	40,379	20,488

Net cash provided by operating activities

Our net cash provided by operating activities for the six months ended June 30, 2010 amounted to approximately $8.6 million, which was an increase of $18.3 million compared to net cash used in operating activities for the same period in 2009. The increase of net cash this year was mainly attributable to the net income earned for the six months ended June 30, 2010, the decrease in accounts receivable of $2.1 million and the increase in accounts payable of $5.1 million, partially offset by the increase in inventories of $9.4 million.

We purchased a significant amount of raw materials during the second quarter of 2010. Of which $8.8 million spent for raw materials were used to purchase marine catch which could be resold in the market when prices go up in the future due to limited supplies. We also stocked up certain raw materials in the second quarter of 2010 for our own production of processed seafood products due to limited supplies during the restricted fishing period in June and July.

Net cash provided by (used in) investing activities

For the six months ended June 30, 2010, our net cash provided by investing activities was approximately $0.8 million which was mainly attributable to the acquisition of a subsidiary, partially offset by addition of fixed assets and purchase of land use right for the development of the cold storage facilities.

Net cash provided by (used in) financing activities

Our net cash provided by financing activities was approximately $23.4 million for the six months ended June 30, 2010, which was an increase of $23.8 million compared to net cash used in financing activities for the same period in 2009. The increase was mainly attributable to the net proceeds from the registered direct offering of common stock taken place in January 2010, partially offset by the repayment of short-term bank loans during the first quarter of this year and dividend paid related to the pre-acquisition result for the fiscal year 2009 to a non-controlling stockholder of a subisidary, Xianghe.

Capital resources

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to satisfy our current operating expenditures.

We also plan to build the cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We intend to finance the total estimated $20.0 million in land use rights and construction costs from available funds and expect to run the new facility in the middle of 2011. There were no material capital commitments in relation to the construction costs as at June 30, 2010.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the six months ended June 30, 2010 was approximately $39,000. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $49,000 in total in the next twelve months.

Guarantees

As of June 30, 2010, Mingxiang is contingently liable as guarantor with respect to the loans of $736,529 (equivalent to RMB5,000,000) and $441,917 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,178,446 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of June 30, 2010, the Company has not recorded any liabilities under these guarantees.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated inancial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.” The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Six months ended June 30,
(%)	2010	2009
Sales
RMB	99.2	98.1
US dollars	0.8	1.9
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at June 30, 2010, the exchange rate was approximately US$1.00 to RMB6.7886. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure. In the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

Changes in Internal Controls Over Financial Reporting.

During the most recent quarter ended June 30, 2010, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 70.4% and 96.6% of our sales for the three months period ended June 30, 2010 and 2009 respectively; and approximately 76.0% and 81.3% of our sales for the six months period ended June 30, 2010 and 2009 respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 76.2% of our total cost of sales of processed seafood products in both the three months period ended June 30, 2010 and 2009 respectively; and approximately 74.8% and 74.3% of our total cost of sales of processed seafood products for the six months period ended June 30, 2010 and 2009 respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on several major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 31.8% and 43.8% of our sales for the three months period ended June 30, 2010 and 2009 respectively; and approximately 33.7% and 44.9% of our sales for the six months period ended June 30, 2010 and 2009 respectively. In the event these customers do not continue to purchase from us or reduce their purchases from us or develop their own ability to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected.

For the three and six months ended June 30, 2010, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 88.6% and 89.3% of our total purchases of raw materials for the six months period ended June 30, 2010 and 2009 respectively; In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Our profitability and continued growth is dependent on our ability to yield commercially viable products, to enhance our product range and expand our customer base.

The seafood processing industry is highly competitive. The growth potential of the seafood processing industry is dependant on population growth and consumer preferences. Therefore, we believe that our profitability and continued growth is dependant on our ability to expand our customer base in existing and new markets by introducing new products that are fast growing and profitable in the populations that we serve, as well as our ability to develop commercially viable products through our product development efforts. If we do not succeed in these efforts, the growth of our sales may slow down and adversely affect our profitability.

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

We intend to, inter alia and expand our operations and production capacity in the PRC by constructing new cold storage facilities. While the new production facilities, which increased our capacity by 100%, were completed in 2009, there can be no assurance that the construction of, the new cold storage facilities will be completed in the following twelve months as expected. Our expansion plans involve a number of risks, including inter alia the costs of investment in fixed assets, costs of working capital tied up in inventories, as well as other working capital requirements. Our expansion will also depend on our ability to secure new customers and/or sufficient orders. Failure to secure new customers or sufficient orders or to meet our customers’ orders would materially and adversely affect our business and financial performance.

 There is no assurance that our future plans will result in commercial success. If we are unable to execute our expansion plans successfully, our business and financial performance would be materially and adversely affected.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products, marine catch and algae-based beverage products as a percentage of our total sales for the period under review were as follows:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	19,395	70.4	14,251	96.6	35,893	76.0	25,454	81.3
Marine catch	352	1.3	505	3.4	751	1.6	5,850	18.7
Algae-based beverage products	7,810	28.3	-	-	10,564	22.4	-	-
Total	27,557	100.0	14,756	100.0	47,208	100.0	31,304	100.0

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 0.8% of our total sales for the six months period ended June 30, 2010. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of June 30, 2010, our distribution network is comprised of 19 distributors for our dried processed seafood products and 7 distributors for our algae-based beverage products. These distributors sub-distribute our dried processed seafood products to 2,900 retail points and our algae-based beverage products to over 10,000 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

Our purchase of the beverage business involves the risks of entering into a new business and depending on prior management of the business.

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at June 30, 2010, the closing exchange rate was approximately US$1.00 to RMB6.7886. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our products and brand name may be replicated or counterfeited which will in turn have an adverse effect on our Company and we may be affected by intellectual property rights disputes.

We have registered certain trademarks in the PRC, details of which are set out in the section “Intellectual Property” for the fiscal year ended December 31, 2009 filed on March 22, 2010.  Despite the protection of our trademark under the intellectual property laws of the PRC, such laws may not be adequate or effectively enforced against third parties who may violate our proprietary rights by illegally using our trademarks or our brand name. Our products and brand names may be replicated or counterfeited, which in turn may adversely affect our reputation and brand image.

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

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us.

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2009 and 2008, approximately 97.4% and 95.1% of our sales, respectively was denominated in RMB; and approximately 99.2% and 98.1% for the six months period ended June 30, 2010 and 2009 of our sales, respectively was denominated in RMB  As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

☐	Level of government involvement in the economy;
☐	Control of foreign exchange;
☐	Methods of allocating resources;
☐	Balance of payments position;
☐	International trade restrictions; and
☐	International conflict.

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

Mr. Liu currently owns approximately 42.3% of our outstanding common stock. As a result, he can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

None.

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

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: August 9, 2010	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: August 9, 2010	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer and principal accounting officer)