Form 10-Q
period 2010-09-30
CHINA MARINE FOOD GROUP LTD
filed 2010-11-09
CIK 1099977

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: November 5, 2010, Common Stock: 28,638,975.

CHINA MARINE FOOD GROUP LIMITED.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

INDEX

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3 – 27

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	27 – 44

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4T:	Controls and Procedures	45

	PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	45

Item 1A:	Risk Factors	45 – 61

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3:	Defaults Upon Senior Securities	61

Item 4:	Removed and Reserved	61

Item 5:	Other Information	61

Item 6:	Exhibits	61 – 63

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and Audited Condensed Consolidated Balance Sheets as of December 31, 2009	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months ended September 30, 2010 and 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009	6

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2010	7

Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2010	8-27

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares))

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,920,383	$7,143,232
Accounts receivable, net	11,970,234	18,834,062
Inventories	29,617,636	3,876,950
Note receivable	-	26,399,696
Prepaid expenses and other current assets	2,596,456	151,653

Total current assets	61,104,709	56,405,593

Property, plant and equipment, net	8,723,055	8,599,977
Land use rights, net	2,971,986	615,355
Construction in progress	13,027,294	-
Prepayment for land use right	-	2,274,323
Intangible assets, net	22,244,423	-
Goodwill	2,429,169	-

TOTAL ASSETS	$110,500,636	$67,895,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$-	$4,139,121
Accounts payable, trade	3,520,757	885,286
Amount due to a stockholder	69,019	69,587
Income tax payable	247,497	618,664
Accrued liabilities and other payable	1,227,050	2,334,384

Total current liabilities	5,064,323	8,047,042

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,564,054 and 23,413,639 shares issued and outstanding as of September 30, 2010 and December 31, 2009	28,564	23,414
Additional paid-in capital	46,164,953	16,888,532
Statutory reserve	5,614,517	5,614,517
Accumulated other comprehensive income	5,931,061	3,576,135
Retained earnings	47,345,112	33,745,608
Total China Marine Food Group Limited stockholders’ equity	105,084,207	59,848,206
Non-controlling interests	352,106	-
Total stockholders’ equity	105,436,313	59,848,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,500,636	$67,895,248

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue, net
Processed seafood products	$15,855,970	$12,098,625	$51,748,569	$37,552,949
Marine catch	71,991	1,293,798	822,990	7,143,910
Algae-based beverage products	6,734,615	-	17,298,654	-
	22,662,576	13,392,423	69,870,213	44,696,859

Cost of revenue (inclusive of depreciation and amortization)
Processed seafood products	(10,384,718)	(8,047,601)	(33,884,705)	(25,021,550)
Marine catch	(45,982)	(1,058,323)	(627,936)	(6,377,253)
Algae-based beverage products	(3,908,462)	-	(10,219,501)	-
	(14,339,162)	(9,105,924)	(44,732,142)	(31,398,803)

Gross profit	8,323,414	4,286,499	25,138,071	13,298,056

Operating expenses:
Depreciation and amortization	(632,059)	(20,248)	(1,879,236)	(59,300)
Sales and marketing	(1,987,391)	(147,254)	(3,289,356)	(404,810)
General and administrative	(714,355)	(522,630)	(2,020,673)	(1,504,226)
Total operating expenses	(3,333,805)	(690,132)	(7,189,265)	(1,968,336)

Income from operations	4,989,609	3,596,367	17,948,806	11,329,720

Other income (expenses):
Subsidy income	192	93,548	71,445	236,756
Rental income	23,229	20,391	68,585	61,162
Interest income	35	29,618	94,932	190,680
Interest expense	(107)	(56,136)	(39,811)	(174,864)

Income before income taxes	5,012,958	3,683,788	18,143,957	11,643,454

Income tax expense	(851,085)	(453,998)	(3,238,124)	(1,441,480)

NET INCOME	4,161,873	3,229,790	14,905,833	10,201,974

Less: net income attributable to non-controlling interests	(126)	-	(492)	-

Net income attributable to China Marine Food Group Limited	$4,161,747	$3,229,790	$14,905,341	$10,201,974

Other comprehensive income:
- Foreign currency translation gain	1,699,426	56,366	2,354,926	116,430

COMPREHENSIVE INCOME	$5,861,173	$3,286,156	$17,260,267	$10,318,404

Net income per share attributable to China Marine Food Group Limited
- Basic	$0.15	$0.14	$0.53	$0.44
- Diluted	$0.14	$0.14	$0.51	$0.44

Weighted average shares outstanding
- Basic	28,525,850	23,045,791	28,122,266	23,045,791
- Diluted	29,378,659	23,045,791	29,037,695	23,045,791

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$14,905,833	$10,201,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,081,868	242,510
Stock issued to an executive	143,100	-
Stock issued for service	109,725	-
(Reversal of) allowance for doubtful accounts	(34,492)	12,021
Changes in operating assets and liabilities:
Accounts receivable	6,898,320	(2,404,288)
Inventories	(25,740,686)	(7,402,970)
Prepaid expenses and other current assets	(2,444,803)	107,398
Accounts payable, trade	2,635,471	488,411
Income tax payable	(371,167)	83,827
Accrued liabilities and other payable	(1,107,334)	(201,585)

Net cash (used in) provided by operating activities	(2,924,165)	1,127,298

Cash flows from investing activities:
Purchase of property, plant and equipment	(177,715)	(347,057)
Cash paid to construction in progress	(13,027,294)	(995,235)
Addition to land use right	(69,778)	-
Net cash received from acquisition of a subsidiary	977,476	-

Net cash (used in) investing activities	(12,297,311)	(1,342,292)

Cash flows from financing activities:
Repayment of amount due to a stockholder	(568)	(74,551)
Advance to a non-controlling stockholder of a subsidiary	(144,113)	-
Proceeds from the registered direct offering, net of expenses	28,328,466	-
Proceeds from exercise of warrants	700,280	-
Proceeds from short-term borrowings	-	4,138,879
Repayment of short-term borrowings	(4,139,121)	(4,289,341)
Dividends paid	(1,305,837)	-

Net cash provided by (used in) financing activities	23,439,107	(225,013)

Effect of exchange rate changes in cash and cash equivalents	1,559,520	97,784

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,777,151	(342,223)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,143,232	31,640,307

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,920,383	$31,298,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,609,291	$1,357,653
Cash paid for interest	$39,811	$174,864

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from prepayment to land use rights	$2,274,323	$-
Transfer from construction in progress to property, plant and equipment	$-	$2,600,090

NON-CASH TRANSACTIONS IN CONNECTION WITH THE ACQUISITION OF XIANGHE
Transfer from note receivable to paid for acquisition of Xianghe	$26,399,696	$-
Consideration paid by Xianghe on behalf of Mingxiang	$1,400,304	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	China Marine Food Group Limited stockholders’ equity
	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Non- controlling interests	Total stockholders’ equity
	No. of shares	Amount
Balance as of December 31, 2009	23,413,639	$23,414	$16,888,532	$5,614,517	$3,576,135	$33,745,608	$-	$59,848,206

Stock issued under the registered direct offering, net of expenses	4,792,388	4,792	28,323,674	-	-	-	-	28,328,466
Stock issued to an executive	30,000	30	143,070	-	-	-	-	143,100
Stock issued for service	17,500	17	109,708	-	-	-	-	109,725
Cashless exercise of warrants	142,921	143	(143)	-	-	-	-	-
Cash exercise of warrants	167,606	168	700,112	-	-	-	-	700,280
Net income for the period	-	-	-	-	-	14,905,341	492	14,905,833
Distribution of dividend to a non-controlling stockholder	-	-	-	-	-	(1,305,837)	-	(1,305,837)
Share of non-controlling interests from business combination, net	-	-	-	-	-	-	351,614	351,614
Foreign currency translation adjustment	-	-	-	-	2,354,926	-	-	2,354,926

Balance as of September 30, 2010	28,564,054	$28,564	$46,164,953	$5,614,517	$5,931,061	$47,345,112	$352,106	$105,436,313

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future periods.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $16,888,956 and $7,125,721 as of September 30, 2010 and December 31, 2009, respectively.

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

Accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009

Account receivable, at cost	$12,030,386	$18,928,705
Less: allowance for doubtful accounts	(60,152)	(94,643)
Account receivable, net	$11,970,234	$18,834,062

As of September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $60,152 and $94,643, respectively.

●	Inventories

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of September 30, 2010 and December 31, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and nine months ended September 30, 2010 and 2009 were $88,526, $258,550 and $82,206, $230,248, respectively.

Certain property, plant and equipment with original costs of $1,014,308 have become fully depreciated as of September 30, 2010.

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

Amortization expense for the three and nine months ended September 30, 2010 and 2009 were $18,896, $56,387 and $4,088, $12,262, respectively.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Amortization expense for the three and nine months ended September 30, 2010 and 2009 were $592,122, $1,766,931 and $0, $0, respectively. The estimated annual amortization expense is $2,404,734 for each of the five succeeding years.

●	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2010.

●	Goodwill

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of September 30, 2010, the Company determines that no goodwill impairment charge is required.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and recorded no reserve for sales returns for the period ended September 30, 2010.

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

For the period ended September 30, 2010, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Earnings per share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Reconciliation from basic earnings per share to diluted earnings per share:

	Three months ended September 30,
	2010	2009

Earnings for the period	$4,161,747	$3,229,790

Determination of shares:
Weighted average common shares outstanding	28,525,850	23,045,791
Assumed exercise of warrants	852,809	-
Diluted weighted average common shares
outstanding	29,378,659	23,045,791

Basic earnings per share	$0.15	$0.14
Diluted earnings per share	$0.14	$0.14

	Nine months ended September 30,
	2010	2009

Earnings for the period	$14,905,341	$10,201,974

Determination of shares:
Weighted average common shares outstanding	28,122,266	23,045,791
Assumed exercise of warrants	915,429	-
Diluted weighted average common shares
outstanding	29,037,695	23,045,791

Basic earnings per share	$0.53	$0.44
Diluted earnings per share	$0.51	$0.44

●	Foreign currencies translation

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2010	September 30, 2009
Period-end exchange rates RMB:US$1	6.6781	6.8376
Average exchange rates RMB:US$1 for three months period ended	6.7803	6.8411
Average exchange rates RMB:US$1 for nine months period ended	6.8164	6.8425

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended September 30, 2010, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products in the PRC.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE－4	ACQUISITION OF BRANDED ALGAE-BASED BEVERAGE COMPANY

On November 27, 2009, the Company entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing (“Qiu”) and Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”). The Option Agreement provided the Company to make a loan to Xianghe in the amount of approximately $26.4 million to be used for working capital purposes, of which the maturity date was January 26, 2010. In consideration for the loan, the Company received the option to buy shares representing eighty percent (80%) of Xianghe from its sole shareholder, Qiu. The interest rate on the loan is 5.0% per annum. Qiu agreed to pledge all of his shares in Xianghe to guarantee the performance by Xianghe under the Option Agreement. The Company intended to fund the loan from the currently available cash.

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

On January 1, 2010, the Company exercised the option to acquire shares representing eighty percent (80%) of the registered capital stock (the “Shares”) of Xianghe pursuant to the terms of a Share Purchase Agreement (the “Purchase Agreement”). The Shares were purchased from Qiu and the purchase price for the Shares was approximately $27.8 million, paid as follows:

(i)	Approximately $26.4 million, which Xianghe owed to the Company, was transferred to be the consideration for the purchase of the Shares of Xianghe which the Company shall pay to Qiu.

(ii)	Approximately $1.4 million shall be paid by the Company to Qiu within 30 days after completion of the audit report of Xianghe for the year ended December 31, 2009, which was then fully settled.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

In connection with the business transfer, it was also agreed between both parties that Xianghe still assumed $83,260 in revenue and $2,459 in net income which mainly came from the algae-based soft drinks business during the transitional period in January 2010 and as a result, $492 in net income was attributed to the non-controlling interests as of the end of the third quarter 2010. Non-controlling interests from the business combination mainly represented the 20% share of pre-acquisition equity in Xianghe as of December 31, 2009 in the condensed consolidated balance sheet.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5	INVENTORIES

Inventories consisted of the following:

	September 30, 2010	December 31, 2009

Raw materials	$24,800,068	$510,104
Work-in-process	4,457,737	3,018,720
Finished goods	43,832	151,197
Packaging materials	315,999	196,929

Total	$29,617,636	$3,876,950

For the period ended September 30, 2010 and 2009, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE－6	CONSTRUCTION IN PROGRESS

During the third quarter of 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of an additional floor at the existing staff quarter. The construction is expected to be completed by the end of 2010. Total estimated construction costs are approximately $2.2 million. As of September 30, 2010, the Company recorded approximately $1.6 million as construction in progress.

During the same period of time, Mingxiang entered into an agreement with an independent third party in relation to the construction of a cold storage facility. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $17.3 million. As of September 30, 2010, the Company recorded approximately $11.2 million as construction in progress.

NOTE－7	AMOUNT DUE TO A STOCKHOLDER

As of September 30, 2010 and December 31, 2009, the amounts of $69,019 and $69,587 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which were unsecured, interest free and repayable on demand.

NOTE－8	STOCKHOLDERS’ EQUITY

(a)     Issuance of common stock

On April 20, 2010, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc (“HCI”) to provide consulting services for the Company. In connection with such service, the Company agreed to issue 17,500 shares of restricted common stock to HCI. The shares of common stock were valued at $109,725 or $6.27 per share.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On July 26, 2009, the Company entered into an Employment Agreement with its CFO in which the Company agreed to provide restricted common stock award totaling 30,000 shares at the anniversary of the agreement. During 2010, the Company issued 30,000 shares of common stock to its CFO at the fair value of $143,100 or $4.77 per share.

(b)         Warrants

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

During the period ended September 30, 2010, certain warrant holders exercised 521,681 warrants in total on a cash and cashless exercise basis to purchase 167,606 shares and 142,921 shares of the Company’s common stock, respectively.

A summary of warrant activity for the period ended September 30, 2010 is as follows:

	Number of warrants	Weighted average exercise price	Remaining contractual term (year)	Aggregate intrinsic value

Outstanding and exercisable as of December 31, 2009	1,329,103	4.1782	0.88	-
Granted	-	-	-	-
Exercised	(521,681)	4.1782	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable as of September 30, 2010	807,422	$4.1782	0.13	-

(c)         Registered direct offering

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of September 30, 2010, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 and 28,564,054 shares, respectively.

NOTE－9	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

September 30, 2010

20% share of equity interest in Xianghe	$496,219
Less: advance to a non-controlling stockholder of a subsidiary	(144,113)

Net amount	$352,106

Advance to a non-controlling stockholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

During the period ended September 30, 2010, the Company’s subsidiary, Xianghe, declared final dividend of $1,305,837 (equivalent to RMB8,901,106) relating to the pre-acquisition result for the fiscal year 2009 to Mr. Qiu and was fully paid in April 2010.

NOTE－10	INCOME TAXES

For the period ended September 30, 2010 and 2009, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended September 30,
	2010	2009
Tax jurisdiction from:
– Local	$(6,643)	$(4,591)
– Foreign	18,150,600	11,648,044

Income before income taxes	$18,143,957	$11,643,453

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2010	2009
Current:
– Local	$-	$-
– Foreign	3,238,124	1,441,480

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$3,238,124	$1,441,480

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

As of September 30, 2010, China Marine incurred $17,969 of net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $6,199 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology”) is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the periods ended September 30, 2010 and 2009, respectively. As of September 30, 2010, Ocean Technology incurred $510,473 of net operating losses carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $84,228 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended September 30, 2010 and 2009. Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (Jixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”) are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

Xianghe and Xianglin are approved as a domestic enterprise. Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Rixiang, Jixiang and Mingxiang were expired on December 31, 2009.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
	2010	2009

Income before income taxes from PRC subsidiaries	$18,254,013	$11,751,201
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	4,563,503	2,937,800

Tax effect on utilization of net operating losses carryforwards	-	(55,982)
Tax effect from Tax Holiday	(1,773,615)	(1,441,480)
Tax effect on net operating losses from PRC subsidiaries	46	1,142
Tax effect on non-taxable income	(4)	-
Tax effect on non-deductible expenses	448,194	-

Income taxes at effective rate	$3,238,124	$1,441,480

As of September 30, 2010, the PRC operation incurred $111,401 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $27,850 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－11	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)    Business information

The Company’s chief operating decision maker is its chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended September 30, 2010 and 2009 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended September 30, 2010 and 2009.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$15,855,970	$71,991	$6,734,615	$22,662,576
Cost of revenue	(10,384,718)	(45,982)	(3,908,462)	(14,339,162)

Gross profit	$5,471,252	$26,009	$2,826,153	$8,323,414

Expenditure for long-lived assets	$13,052,471	$-	$-	$13,052,471

	Three months ended September 30, 2009
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$12,098,625	$1,293,798	$-	$13,392,423
Cost of revenue	(8,047,601)	(1,058,323)	-	(9,105,924)

Gross profit	$4,051,024	$235,475	$-	$4,286,499

Expenditure for long-lived assets	$129,586	$-	$-	$129,586

	Nine months ended September 30, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$51,748,569	$822,990	$17,298,654	$69,870,213
Cost of revenue	(33,884,705)	(627,936)	(10,219,501)	(44,732,142)

Gross profit	$17,863,864	$195,054	$7,079,153	$25,138,071

Expenditure for long-lived assets	$13,274,787	$-	$8,991	$13,283,778

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30, 2009
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$37,552,949	$7,143,910	$-	$44,696,859
Cost of revenue	(25,021,550)	(6,377,253)	-	(31,398,803)

Gross profit	$12,531,399	$766,657	$-	$13,298,056

Expenditure for long-lived assets	$1,342,292	$-	$-	$1,342,292

Expenditure for long-lived assets incurred in 2010 mainly relates to the construction of a cold storage facility which will be used for both processed seafood products and marine catch segments.

(b)      Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue, net
The PRC	$22,591,532	$12,879,689	$69,399,158	$43,591,289
Asia	71,044	512,734	471,055	1,105,570
Total revenue, net	$22,662,576	$13,392,423	$69,870,213	$44,696,859

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE－12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended September 30, 2010, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

For the three months ended September 30, 2009, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

For the nine months ended September 30, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 12.3% of revenue amounting to $5,502,994 with $582,767 of accounts receivable as at September 30, 2009.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Major vendors

The following is a table summarizing the purchases of raw materials from vendor that individually represents more than 10% of the total purchases for the period ended September 30, 2010 and 2009 and their outstanding balances as at period-end dates.

	Nine months ended September 30, 2010
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$10,925,654	21%	$24,727
Vendor B	10,635,056	20%	556,295
Vendor C	10,504,360	20%	108,314
Vendor D	8,815,953	17%	-
Vendor E	5,803,375	11%	-

Total:	$46,684,398	89%	$689,336

	Nine months ended September 30, 2009
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$9,849,224	25%	$40,179
Vendor C	7,570,538	20%	80,915
Vendor E	6,388,582	17%	86,889
Vendor D	6,265,506	16%	-

Total:	$30,073,850	78%	$207,983

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

NOTE－13	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancelable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the period ended September 30, 2010 and 2009 were $57,858 and $57,858, respectively.

As of September 30, 2010, the Company has the future minimum rental payments of $29,618 under the non-cancelable operating lease in the next twelve months.

(b)	Capital commitments

As of September 30, 2010, the aggregate contingent payments related to the construction of an additional floor at the existing staff quarter and a cold storage facility are approximately $6.7 million.

(c)	Guarantees

As of September 30, 2010, Mingxiang is contingently liable as guarantor with respect to the loans of $748,716 (equivalent to RMB5,000,000) and $449,230 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,197,946 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of September 30, 2010, the Company has not recorded any liabilities under these guarantees.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE – 14	SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after September 30, 2010 up through the date we issued the condensed consolidated financial statements. During this period, we did not have any material recognizable subsequent event.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following review concerns the nine months ended September 30, 2010 and 2009, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Pursuant to the share exchange agreement, the shareholders of Ocean Technology exchanged 100% of their outstanding capital stock in Ocean Technology for approximately 15,624,034 shares of our common stock, or approximately 93.15% shares of our outstanding common stock after the share exchange. In connection with the share exchange, a majority of our shareholders of record as of November 16, 2007 approved a resolution by our board of directors to change our name from New Paradigm Productions, Inc. to China Marine Food Group Limited (“China Marine”). The name change became effective on January 9, 2008.

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

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products and algae-based beverage products, as well as the sale of marine catch. Our two other subsidiaries, Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”) and Shishi Huabao Jixiang Water Products Co., Ltd. (“Jixiang”), are property holding companies. These two companies operate to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory. Whereas another subsidiary, Shishi Xianglin Trading Co., Ltd. (“Xianglin”), is a dormant company.

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

Sales of our processed seafood products accounted for approximately 70.0% and 90.3% of our total sales in the third quarter of 2010 and 2009 respectively. Sales of our marine catch accounted for approximately 0.3% and 9.7% of our total sales in the third quarter of 2010 and 2009, respectively. Sales of our algae-based beverage products accounted for approximately 29.7% of our total sales in the third quarter of 2010. We expect the sales of our algae-based beverage products will remain strong in the fourth quarter of 2010 given our continuous contribution over the related sales and marketing campaigns since our acquisition at the beginning of this year.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 75.3% and 74.5% of our total cost of sales of processed seafood products in the third quarter of 2010 and 2009 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

As at September 30, 2010, we employed 1,014 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood products and algae-based beverage products. However, sales are usually higher before and during the Chinese New Year and lower during summer time. As for the trading of marine catch, sales may be lower in June and July due to the reduced supplies as a result of the restriction on fishing in the Taiwan Strait during these two months.

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

We plan to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We intend to finance the total estimated $20.0 million in land use rights and construction costs from funds generated by operations and the facilities are expected to be up and running in the second half of 2011. Subsequent to full settlement of the land cost, a formal agreement with the local land and resources department was executed on December 30, 2009. We have paid approximately $11.2 million in relation to the construction costs as at the third quarter end of 2010 so as to secure the overall construction costs associated with the cold storage facilities.

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

Acquisition of branded algae-based beverage company on January 1, 2010

On November 27, 2009, we entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing (“Qiu”) and Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”). Under the Option Agreement, we loaned Xianghe approximately $26.4 million to be used for working capital purposes, of which the maturity date was January 26, 2010. In consideration for the loan, we received the option to buy shares representing eighty percent (80%) of Xianghe (the “Shares”) from its sole shareholder, Qiu. We funded the loan from the currently available cash of the Group.

On January 1, 2010, we exercised the option to acquire the Shares pursuant to the terms of a Share Purchase Agreement (the “Purchase Agreement”). The Shares were purchased from Qiu and the purchase price for the Shares was approximately $27.8 million, paid as follows:

(iii)	Approximately $26.4 million, which Xianghe owed to us, was transferred to be the consideration for the purchase of the Shares of Xianghe which we shall pay to Qiu.

(iv)	Approximately $1.4 million shall be paid by us to Qiu within 30 days after completion of the audit report of Xianghe for the year ended December 31, 2009, which was then fully settled.

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

We are integrating the Hi-Power algae-based soft drinks into our current distribution network. Xianghe has an experienced management team and we have combined its management and other employees with additional mangers after the acquisition. Xianghe utilizes third party manufacturers to produce the beverages.

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

As of September 30, 2010, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 and 28,564,054 shares, respectively.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and nine months ended September 30, 2010 and 2009 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product
	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	15,855	70.0	12,099	90.3	51,748	74.0	37,553	84.0
Marine catch	72	0.3	1,294	9.7	823	1.2	7,144	16.0
Algae-based beverage products	6,735	29.7	-	-	17,299	24.8	-	-
Total	22,662	100	13,393	100.0	69,870	100.0	44,697	100.0

Sales by geographical region
	Three months ended September 30, 2010
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,385	8.7	-	-	-	-	1,385	6.1
Zhejiang	7,053	44.5	-	-	-	-	7,053	31.1
Fujian	5,024	31.7	1	1.4	6,373	94.6	11,398	50.3
Guangdong/ Shenzhen	1,031	6.5	-	-	156	2.3	1,187	5.3
Jiangsu/ Shanghai	968	6.1	-	-	206	3.1	1,174	5.2
Sichuan/ Chongqing	394	2.5	-	-	-	-	394	1.7
Others	-	-	-	-	-	-	-	-
Total PRC (1)	15,855	100.0	1	1.4	6,735	100.0	22,591	99.7
Asia (2)	-	-	71	98.6	-	-	71	0.3
Total	15,855	100.0	72	100.0	6,735	100.0	22,662	100.0

	Three months ended September 30, 2009
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	675	5.6	77	6.0	-	-	752	5.6
Zhejiang	5,685	47.0	-	-	-	-	5,685	42.5
Fujian	3,525	29.1	104	8.0	-	-	3,629	27.1
Guangdong/ Shenzhen	832	6.9	-	-	-	-	832	6.2
Jiangsu/ Shanghai	876	7.2	-	-	-	-	876	6.5
Sichuan/ Chongqing	506	4.2	-	-	-	-	506	3.8
Others	-	-	599	46.3	-	-	599	4.5
Total PRC (1)	12,099	100.0	780	60.3	-	-	12,879	96.2
Asia (2)	-	-	514	39.7	-	-	514	3.8
Total	12,099	100.0	1,294	100.0	-	-	13,393	100.0

	Nine months ended September 30, 2010
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	4,092	7.9	-	-	-	-	4,092	5.9
Zhejiang	22,680	43.8	-	-	140	0.8	22,820	32.6
Fujian	16,692	32.3	352	42.8	15,609	90.2	32,653	46.7
Guangdong/ Shenzhen	3,736	7.2	-	-	1,042	6.0	4,778	6.8
Jiangsu/ Shanghai	2,955	5.7	-	-	460	2.7	3,415	4.9
Sichuan/ Chongqing	1,592	3.1	-	-	-	-	1,592	2.3
Others	1	0.0	-	-	48	0.3	49	0.1
Total PRC (1)	51,748	100.0	352	42.8	17,299	100.0	69,399	99.3
Asia (2)	-	-	471	57.2	-	-	471	0.7
Total	51,748	100.0	823	100.0	17,299	100.0	69,870	100.0

	Nine months ended September 30, 2009
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	2,282	6.1	225	3.2	-	-	2,507	5.6
Zhejiang	17,764	47.3	-	-	-	-	17,764	39.8
Fujian	11,420	30.4	309	4.3	-	-	11,729	26.2
Guangdong/ Shenzhen	2,753	7.3	-	-	-	-	2,753	6.2
Jiangsu/ Shanghai	2,828	7.5	-	-	-	-	2,828	6.3
Sichuan/ Chongqing	506	1.4	-	-	-	-	506	1.1
Others (3)	-	-	5,504	77.0	-	-	5,504	12.3
Total PRC (1)	37,553	100.0	6,038	84.5	-	-	43,591	97.5
Asia (2)	-	-	1,106	15.5	-	-	1,106	2.5
Total	37,553	100.0	7,144	100.0	-	-	44,697	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $nil and $0.2 million in the third quarter of 2010 and 2009, respectively.

(2)	Sales to Asia mainly relate to exports to the Philippines.
(3)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.

Three months ended September 30, 2010 compared to three months ended September 30, 2009, and Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Sales

Our revenue increased by approximately $9.3 million or 69.2% from $13.4 million for the three months ended September 30, 2009 to $22.7 million for the same period ended September 30, 2010. The increase in revenue was mainly due to the continued growth in sales of our processed seafood products and the newly acquired algae-based beverage business, partially offset by the decrease in sales of marine catch. Sales of our processed seafood products increased by $3.8 million or 31.0% year after year to $15.9 million, whereas sales of algae-based beverage products decreased by $1.1 million to $6.7 million quarter after quarter.

Likewise, our revenue during the nine months ended September 30, 2010 increased to $69.9 million by approximately $25.2 million or 56.3% compared to $44.7 million we realized during the nine months ended September 30, 2009. Sales of our processed seafood products increased by $14.2 million or 37.8%, whereas sales of our marine catch segment decreased by $6.3 million or 88.5% due to the block sales of our trading materials in the first quarter of last year. Sales of algae-based beverage products realized $17.3 million during the nine months ended September 30, 2010.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, particularly in Zhejiang and Fujian provinces. The higher sales in the processed seafood products segment were mainly due to the continued sales and marketing effort in these two provinces. Accordingly, the number of sales staff has further increased from 24 to 46 during the period under review.

Having recognized that the processed seafood and algae-based beverage products segments have significant growth potential and attractive profit margin, we will continue to focus our resources on the processed seafood segment going forward.

This is the third quarter for us to recognize the sales of our algae-based beverage products since the acquisition declared effective at the beginning of this year. Given our continuous contribution over the related sales and marketing campaigns, we expect the sales of our beverage segment will remain strong in the fourth quarter of 2010. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to a staff of 205, as of September 30, 2010.

Cost of sales

Our cost of sales comprises the cost of our processed seafood operations and the cost of our marine catch, as well as the cost of our algae-based beverage products. The breakdown is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	10,385	72.4	8,048	88.4	33,885	75.8	25,022	79.7
Marine catch	46	0.3	1,058	11.6	628	1.4	6,377	20.3
Algae-based beverage products	3,908	27.3	-	-	10,219	22.8	-	-
Total	14,339	100.0	9,106	100.0	44,732	100.0	31,399	100.0

Cost of sales – Processed seafood products

Our cost of sales comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of sales:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	7,825	75.3	5,998	74.5	25,397	75.0	18,605	74.4
Packaging materials	1,335	12.9	1,019	12.7	4,353	12.8	3,219	12.9
Direct labor	515	5.0	484	6.0	1,790	5.3	1,406	5.6
Manufacturing overhead	710	6.8	547	6.8	2,345	6.9	1,792	7.1
Total	10,385	100.0	8,048	100.0	33,885	100.0	25,022	100.0

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

Raw material costs accounted for approximately 75.0% and 74.4% of our cost of sales for the nine months ended September 30, 2010 and 2009 respectively. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the periods under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overheads are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 12.8% and 12.9% of our cost of sales for the nine months ended September 30, 2010 and 2009 respectively.

The increase in packaging material costs for the periods under review was mainly due to the increased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for approximately 5.3% and 5.6% of our cost of sales for the nine months ended September 30, 2010 and 2009 respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production processes. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount for processed seafood segment as at September 30, 2010 has increased to 790 from 769 as at the third quarter end of 2009. The increase was mainly due to the increase in number of production headcount due to increased scale of production during the period under review.

Manufacturing overhead

Manufacturing overhead comprises depreciation, amortization, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overheads for the periods under review was mainly due to the increased scale of production and the expansion of production facilities during the period under review.

Cost of sales - Marine catch

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	37	80.4	948	89.6	559	89.0	6,098	95.6
Other expenses	9	19.6	110	10.4	69	11.0	279	4.4
Total	46	100.0	1,058	100.0	628	100.0	6,377	100.0

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

Cost of sales – Algae-based Beverage Products

Our cost of sales comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of sales:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	616	15.8	-	-	1,784	17.5	-	-
Packaging materials	2,644	67.6	-	-	6,801	66.5	-	-
Manufacturing overhead	648	16.6	-	-	1,634	16.0	-	-
Total	3,908	100.0	-	-	10,219	100.0	-	-

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as herbal powder and sugar. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 17.5% of our cost of sales for the nine months ended September 30, 2010. The percentage of raw materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the raw materials.

Packaging materials

Packaging materials accounted for approximately 66.5% of our cost of sales for the nine months ended September 30, 2010. The percentage of packaging materials cost as a proportion of the total cost of sales is affected by the product mix for the relevant financial year and the market price of the packaging materials.

Manufacturing overhead

We utilize third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We are going to use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	5,470	65.7	4,051	94.5	17,863	71.0	12,531	94.2
Marine catch	26	0.3	236	5.5	195	0.8	767	5.8
Algae-based beverage products	2,827	34.0	-	-	7,080	28.2	-	-
Total	8,323	100.0	4,287	100.0	25,138	100.0	13,298	100.0

Gross profit margin by product

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	%	%	%	%

Processed seafood products	34.5	33.5	34.5	33.4
Marine catch	36.5	18.2	23.7	10.7
Algae-based beverage products	42.0	-	40.9	-
Total	36.7	32.0	36.0	29.8

Gross profit

Gross profit grew by 94.1% or $4.0 million, from $4.3 million for the three months ended September 30, 2009 to $8.3 million for the same period in 2010. Overall gross profit margin improved by 4.7 percentage points from 32.0% for the three months ended September 30, 2009 to 36.7% for the same period in 2010. Gross profit margin for the processed seafood products operations was increased from 33.5% to 34.5%, whereas gross profit margin for the marine catch segment was increased from 18.2% to 36.5% for the same periods under review. The improvement of gross profit margin for the processed seafood segment was mainly due to the price adjustment of our product lines, which took place in the second quarter of 2010. Gross profit margin for the newly acquired beverage products was 42.0% for the three months ended September 30, 2010, which was maintained the same quarter over quarter.

Similarly, gross profit grew by 89.0% or $11.8 million, from $13.3 million for the nine months ended September 30, 2009 to $25.1 million for the same period in 2010. Overall gross profit margin for the nine months ended September 30, 2010 improved by 6.2% to 36.0% from 29.8% for the same period in 2009. Gross profit margin for the processed seafood products operations increased from 33.4% to 34.5%, whereas gross profit margin for the marine catch segment increased from 10.7% to 23.7% for the same periods under review.

The increase in overall gross profit was largely attributable to the significant increase in sales of processed seafood products and the newly acquired beverage products, which the gross profit margins are much higher than that of processed seafood products and match catch segments.

Depreciation and amortization

Depreciation and amortization accounted for approximately 2.7% and 0.1% of our total revenue for the nine months ended September 30, 2010 and 2009 respectively. The increase in depreciation and amortization was mainly attributable to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of this year. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.4 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 4.7% and 0.9% of our total revenue for the nine months ended September 30, 2010 and 2009 respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs so as to strengthen brand position and improve market awareness in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. Accordingly, the number of sales staff has further increased from 24 in 2009 to 251 as at September 30, 2010, of which 205 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 2.9% and 3.4% of our total revenue for the nine months ended September 30, 2010 and 2009 respectively. The increase in the general and administrative expenses was consistent with the business growth from the current and newly acquired operations.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rent on the 35 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on a one year lease term. The government subsidies mainly relates to grants by the Ministry of Science and Technology for the development of high-value seafood products with the use of low-value raw materials and grants by Shishi City Municipal People's Government for the awards of National High and New Technology Enterprise. Interest income is earned from cash balances with banks as a result of operational cash inflow and net proceeds from the private placement and registered direct offering of common stock which took place in November 2007 and January 2010, respectively.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.1% and 0.4% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively. We have repaid all short-term bank borrowings during the first quarter of 2010.

Income before income tax

Our income before income tax increased by $6.5 million or 55.8%, from $11.6 million for the nine months ended September 30, 2009 to $18.1 million for the same period in 2010. The increase was mainly due to the combination of the increase in sales of 56.3% and the increase in gross profit margin by 6.2 percentage points as a whole, which was partially offset by the increase in depreciation and amortization, the sales and marketing expenses and the general and administrative expenses, as a result of the factors described above.

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

Xianghe and Xianglin are approved as a domestic enterprise. Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Rixiang, Jixiang and Mingxiang have expired on December 31, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at September 30, 2010 amounted to approximately $16.9 million, without any short-term bank loans after the full repayment during the first quarter of 2010.

A summary of our cash flows for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
US$’000	2010	2009

Net cash (used in) provided by operating activities	(2,924)	1,127
Net cash (used in) investing activities	(12,297)	(1,342)
Net cash provided by (used in) financing activities	23,439	(225)
Foreign currency translation adjustment	1,559	98
Net change in cash and cash equivalents	9,777	(342)
Cash and cash equivalents at the beginning of the period	7,143	31,640
Cash and cash equivalents at the end of the period	16,920	31,298

Net cash (used in) provided by operating activities

Our net cash used in operating activities for the nine months ended September 30, 2010 amounted to approximately $2.9 million, which was a decrease of $4.1 million compared to net cash provided by operating activities for the same period in 2009. The decrease of net cash this year was mainly attributable to the increase in inventories of $25.7 million, largely offset by the net income earned for the nine months ended September 30, 2010, the decrease in accounts receivable of $6.9 million and the increase in accounts payable of $2.6 million.

We purchased a significant amount of raw materials during the second and third quarter of 2010. Of which, $23.1 million spent for raw materials were used to purchase marine catch which could be resold in the market when we believe that prices will increase  due to limited supplies.  The balance of the increase in inventories was to increase our inventory of  certain raw materials for our own production of processed seafood products.  We believe that the lower prices were attractive due to the availability of large quantities of fresh supplies immediately after the restricted fishing period in June and July, and the limited storage capacity and alternative purchasers available to fishermen.

Net cash used in investing activities

For the nine months ended September 30, 2010, our net cash used in investing activities was approximately $12.3 million, which was mainly attributable to addition of fixed assets and construction in progress, purchase of land use right for the development of the cold storage facilities, partially offset by the acquisition of a subsidiary.

Net cash provided by (used in) financing activities

Our net cash provided by financing activities was approximately $23.4 million for the nine months ended September 30, 2010, which was an increase of $23.7 million compared to net cash used in financing activities for the same period in 2009. The increase was mainly attributable to the net proceeds from the registered direct offering of common stock taken place in January 2010, partially offset by the repayment of short-term bank loans during the first quarter of this year and dividend paid related to the pre-acquisition result for the fiscal year 2009 to a non-controlling stockholder of a subsidiary, Xianghe.

Capital resources

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to satisfy our current operating expenditures for the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash. We manage our cash based on thorough consideration of our corporate strategy as well as the macro economic situation. Factors we take into account when managing our cash include interest rates, foreign currency fluctuation as well as the flexibility in executing our acquisition strategy.

We are currently building the cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We intend to finance the total estimated $20.0 million in land use rights and construction costs from available funds and expect to open the new facility in the second half of 2011. We have paid approximately $11.2 million in relation to the construction costs as of September 30,  2010  so as to secure the overall construction costs associated with the cold storage facilities.

After the registered direct offering of common stock in January 2010 and repayment of bank loans, the relative cost of capital resources has decreased correspondingly given the increase in the equity financing and reduced level of debt borrowings.

Apart from the expansion plan discussed above and the commitments set out in the section of “Commitments and Contingencies” herein, we do not have any other material commitments for capital expenditures and other expenditures. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations. We do not currently have any plans for additional fund raising.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011, and generally did not contain significant renewal options. Total rent expenses for the nine months ended September 30, 2010 was approximately $58,000. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $30,000 in total in the next twelve months.

Capital commitments

During the third quarter of 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of an additional floor at the existing staff quarter. The construction is expected to be completed by the end of 2010. Total estimated construction costs are approximately $2.2 million. As of September 30, 2010, the Company recorded approximately $1.6 million as construction in progress. The aggregate contingent payments related to this third party contractor are approximately $0.6 million as of September 30, 2010.

During the same period, Mingxiang entered into an agreement with an independent third party to  construct  a cold storage facility. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $17.3 million. As of September 30, 2010, the Company recorded approximately $11.2 million as construction in progress. The aggregate contingent payments related to this third party contractor are approximately $6.1 million as of September 30, 2010.

Guarantees

As of September 30, 2010, Mingxiang is contingently liable as guarantor with respect to the loans of $748,716 (equivalent to RMB5,000,000) and $449,230 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,197,946 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of September 30, 2010, the Company has not recorded any liabilities under these guarantees.

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

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Nine months ended September 30,
(%)	2010	2009
Sales
RMB	99.3	97.5
US dollars	0.7	2.5
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at September 30, 2010, the exchange rate was approximately US$1.00 to RMB6.6781. The average exchange rate for three and nine months period ended September 30, 2010 was approximately US$1.00 to RMB6.7803 and US$1.00 to RMB6.8164, respectively. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure. In the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

Changes in Internal Controls Over Financial Reporting.

During the most recent quarter ended September 30, 2010, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 70.0% and 90.3% of our sales for the three months period ended September 30, 2010 and 2009 respectively; and approximately 74.0% and 84.0% of our sales for the nine months period ended September 30, 2010 and 2009 respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 75.3% and 74.5% of our total cost of sales of processed seafood products for the three months period ended September 30, 2010 and 2009 respectively; and approximately 75.0% and 74.4% of our total cost of sales of processed seafood products for the nine months period ended September 30, 2010 and 2009 respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on several major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 31.4% and 40.6% of our sales for the three months period ended September 30, 2010 and 2009 respectively; and approximately 32.5% and 42.5% of our sales for the nine months period ended September 30, 2010 and 2009 respectively. In the event these customers do not continue to purchase from us or reduce their purchases from us or develop their own ability to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected.

For the three and nine months ended September 30, 2010, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 88.1% and 85.6% of our total purchases of raw materials for the nine months period ended September 30, 2010 and 2009 respectively; In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Our profitability and continued growth is dependent on our ability to yield commercially viable products, to enhance our product range and expand our customer base.

The seafood processing industry is highly competitive. The growth potential of the seafood processing industry is dependent on population growth and consumer preferences. Therefore, we believe that our profitability and continued growth is dependent on our ability to expand our customer base in existing and new markets by introducing new products that are fast growing and profitable in the populations that we serve, as well as our ability to develop commercially viable products through our product development efforts. If we do not succeed in these efforts, the growth of our sales may slow down and adversely affect our profitability.

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

We intend to, inter alia and expand our operations and production capacity in the PRC by constructing new cold storage facilities. While the new production facilities, which increased our capacity by 100%, were completed in 2009, there can be no assurance that the construction of, the new cold storage facilities will be completed and start operating in the second half of 2011 as expected. Our expansion plans involve a number of risks, including inter alia the costs of investment in fixed assets, costs of working capital tied up in inventories, as well as other working capital requirements. Our expansion will also depend on our ability to secure new customers and/or sufficient orders. Failure to secure new customers or sufficient orders or to meet our customers’ orders would materially and adversely affect our business and financial performance.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products, marine catch and algae-based beverage products as a percentage of our total sales for the period under review were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	15,855	70.0	12,099	90.3	51,748	74.0	37,553	84.0
Marine catch	72	0.3	1,294	9.7	823	1.2	7,144	16.0
Algae-based beverage products	6,735	29.7	-	-	17,299	24.8	-	-
Total	22,662	100	13,393	100.0	69,870	100.0	44,697	100.0

Shifts in consumer preferences or dieting habits away from processed seafood products or algae-based beverage products will materially affect our business. In addition, our continued success depends, in general, on the economic conditions, disposable income and consumer confidence in the countries in which we sell our products, all of which can affect discretionary consumer spending in such countries. Adverse changes in these factors would reduce the flow of customers and limit our pricing which will reduce our profitability.

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 0.7% of our total sales for the nine months period ended September 30, 2010. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of September 30, 2010, our distribution network is comprised of 19 distributors for our dried processed seafood products and 7 distributors for our algae-based beverage products. These distributors sub-distribute our dried processed seafood products to 3,000 retail points and our algae-based beverage products to 12,000 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

We are based in Fujian Province which is situated in southeast China on the coast of the East China Sea. Fujian is a vital navigation hub between the East China Sea and South China Sea, and is also rich in agricultural and marine resources. Our main raw materials for our marine catch business come from the Taiwan Strait, which is also the place where we conduct our marine catch operations.

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

On January 1, 2010, we purchased Xianghe, a beverage company, and entered into a new business segment where we will need to rely on current management for the business acquired. Xianghe is a Fujian based manufacturer of the branded Hi-Power algae-based soft drinks.  While we have mixed the prior management team of Xianghe, with new managers, we remain dependent on the members of the old management team of Xianghe for the continued development of the beverage business. We did not have prior experience in the beverage business and the success of Xianghe is subject to all of the uncertainties regarding the development of a new business. Although we intend to integrate the product into Mingxiang’s distribution network, there can be no assurance regarding the successful distribution and market acceptance of the beverage products.

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

We are dependent on certain major manufacturers for production of beverage products.

For the production of our beverage products, we rely on two manufacturers for all of the production of our beverage products. We believe that alternate manufacturers are available but there may be some disruption in supplies until we can obtain product from such manufacturers. In the event we are no longer able to secure product from these manufacturers, our operations and profitability of the beverage business will be adversely affected.

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at September 30, 2010, the closing exchange rate was approximately US$1.00 to RMB6.6781. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2009 and 2008, approximately 97.4% and 95.1% of our sales, respectively was denominated in RMB; and approximately 99.3% and 97.5% for the nine months period ended September 30, 2010 and 2009 of our sales, respectively was denominated in RMB. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

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

Mr. Liu currently owns approximately 42.2% of our outstanding common stock. As a result, he can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2010, the Company issued 30,000 shares of Common Stock to Hon Wai Ku, the Company’s Chief Financial Officer, pursuant to the terms of his employment agreement and 17,500 shares to Hayden Communications International Inc, and one of its employees for investor relations services pursuant to the terms of an Investor Relations Consulting Agreement. The issuance of the shares of Common Stock was exempt from registration under the Securities Act of 1933 by reason of the exemption provided by Section 4(2) of the Act for a transaction not involving a public offering.  The Company received no proceeds from the issuance of these shares.

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

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: November 9, 2010	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: November 9, 2010	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer and principal accounting officer)