Form 10-K
period 2010-12-31
CHINA MARINE FOOD GROUP LTD
filed 2011-03-02
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $50,123,996 based on the February 25, 2011 closing sale price of $3.70 as reported on the NYSE AMEX. As of February 25, 2011, there were 28,977,976 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

China Marine Food Group Limited

FORM 10-K

For the Year Ended December 31, 2010

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A. “Risk Factors” and PART  II. ITEM 7 "Management's Discussion and Analysis or Plan of Operation" included herein.

PART I.

ITEM 1.	Business

Overview

Through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology’) and its subsidiaries, Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd.(“Jixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”), we engage in the business of processing, distribution and sale of processed seafood-based snack foods, as well as the sale of fresh and frozen marine catch. In 2010, we also became a manufacturer of algae-based soft drinks through our acquisition of Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”), which is also an operating subsidiary of Ocean Technology. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

Our dried and flavored seafood-based snack foods are predominantly sold under our registered trademark, the “Mingxiang” brand. These products are sold to 18 exclusive distributors in seven provinces in the PRC, including Fujian, Guangdong, Jiangsu, Shandong, Zhejiang, Liaoning and Sichuan and in turn sub-distributed to about 3,200 retail points in the PRC (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces.  Our frozen processed seafood products are sold to both domestic and overseas customers. Founded in 1994, China Marine has grown steadily and positioned its "Mingxiang" brand as a category leader. We have received "Famous Brand" and "Green Food" awards. Our marine catch is sold to distributors in Fujian, Shandong and Liaoning provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Our business premises, including our production plant, cold storage facility, office tower and staff dormitory, are located close to Xiangzhi Port, the largest fishing port in Fujian Province, which is one of the largest coastal provinces in the PRC and a vital navigation hub between the East China Sea and the South China Sea.

On January 1, 2010, Mingxiang acquired shares representing 80% of the registered capital stock of Xianghe.  Xianghe is a manufacturer of the branded Hi-Power algae-based soft drinks. Xianghe has developed a network of distributors with exclusive territories in Fujian province which sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry. The algae-based beverage products are sold to six exclusive distributors and in turn sub-distributed to about 13,000 retail points in Fujian Province. We intend to expand distribution of the Hi-Power soft drinks to other parts of the PRC in 2011.

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

Starting January 1, 2000, we commenced a private placement of our common stock in reliance upon an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. We offered 100,000 shares of our common stock at $0.35 per share to certain accredited investors. The offering closed in March 2000 and we raised gross proceeds in the amount of $35,000.  Pursuant to a registration statement on Form SB-2 that was declared effective on October 26, 2000, we sold 77,000 shares of our common stock, raising a total of $77,000 in gross proceeds. We discontinued our principal operations as of December 2002.

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

Background History of Ocean Technology

Prior to the establishment of Mingxiang, Pengfei Liu, our founder, Executive Chairman and CEO of our Company, was engaged in the trading of marine catch from 1983 to 1994. He bought marine catch from local suppliers and sold them to seafood traders in other regions such as Zhejiang Province.

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

All our land use rights and properties, including production plant, cold storage facility, office tower and staff dormitory, are managed by these two property holding companies, Mingxiang and Jixiang.  The operations of these two property holding companies are solely property management. All rental income, which is relatively immaterial comparing to our principal revenues from sale of processed seafood products, beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang is responsible for the rental income related to the collection on the 31 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on 1-year lease term. Whereas another subsidiary, Xianglin, is a dormant company.

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

In 2003 and 2004, the processing of our frozen seafood products involved only basic processing such as cleaning, washing, sorting and packing. From 2005, our frozen processed seafood products processes shifted to more advanced processing as we observed a growing market in processed seafood products such as squid slice, octopus cuts, octopus slices and squid rings.

In April 2006, our subsidiary Rixiang entered into a memorandum of understanding for research and development collaboration with the Ocean University of China in order to further develop our product development capabilities.

In November 2009, Mingxiang won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian.  Covering an area of 8,691.4 sq. m., the land is located next to the fishing port and the Company’s processing facilities in Shishi City. We plan to build cold storage facilities on the land with a capacity of approximately 20,000 tons. We intend to complete the construction in the second half of 2011.  See “Description of Business - Production Facilities and Process.”

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

We have grown from a domestic market-oriented seafood enterprise with over 80 employees in 2003 into a medium-sized nationwide seafood enterprise with advanced processing facilities and equipment. As of December 31, 2010, we had 972 employees. Our employees currently include 10 research and development staff.

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

Our business philosophy may be summarized in the following phrase:

“To achieve benefits through innovation, and to develop new markets through branding”

Our branded “Hi-Power” algae-based soft beverage product was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Science in coordination with Xianghe’s founder, Qiu Shang Jing. Hi-Power beverage is marketed as a high-protein drink, low in calories and fat. Our target market focuses on middle class health-conscious consumers in China’s fast-growing beverage market. We have developed a network of exclusive distributors in Fujian province in China, which sell our Hi-Power beverage product to retail food stores, restaurant food supply dealer and hospitality industry in their respective distribution territories. The algae-based beverage products are sold to 6 exclusive distributors and in turn sub-distributed to about 13,000 retail points in Fujian Province. We intend to expand distribution of the Hi-Power soft drinks to other parts of the PRC in 2011.

Our objective is to establish ourselves as a leading producer of processed seafood and algae-based soft drink products in the PRC and overseas markets.

Processed Seafood Products

Using a combination of Japanese traditional seafood processing methods and modern scientific seafood processing techniques as of December 31, 2010, our product development efforts have yielded 29 processed seafood products comprising dried seafood products such as roasted squid, roasted file fish, roasted prawns, shredded roasted squid, barbecued squid, sliced barbecued squid, sliced roasted octopus, spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head as well as frozen processed seafood products. Our frozen processed seafood products include frozen Japanese butter fish, frozen octopus and frozen squid rings. Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, occupying a total land area of 17,600 sq. m. This includes cold storage facilities with a total storage capacity of 2,020 tons. We have four production lines for the processing of our roasted file fish, roasted prawns, shredded roasted squid and roasted squid and one production line for frozen processed seafood products.

We have established sales networks in various large and medium sized cities in the PRC and our export markets, such as Japan, Philippines and Papua New Guinea. Although we didn’t have significant export sales since 2009, we may have opportunities to trade with overseas customers in the future. We believe our products are sold by some of our distributors to end-consumers in South Korea and Taiwan. Our dried processed seafood products are mainly sold in supermarkets in Fujian and Zhejiang Provinces and their surrounding areas, and through our sales network through 18 distributors, each of whom have its own sales network and are authorized by us to distribute our products exclusively in a specific vicinity.

Our sales to domestic and foreign markets for the fiscal years ended December 31, 2010, 2009 and 2008 are set out below:

Dried Processed Seafood Products

	Year Ended December 31,
	2010	2009	2008
	(%)	(%)	(%)
PRC sales	100.0	100.0	99.2
Export sales (1)	0.0	0.0	0.8

Notes:
(1)	The decrease in export sales was mainly due to our increased marketing efforts in the PRC, which resulted in higher domestic sales.

Frozen Processed Seafood Products
	Year Ended December 31,
	2010	2009	2008
	(%)	(%)	(%)
PRC sales (1)	0.0	0.0	48.9
Export sales (2)	0.0	0.0	51.1

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

With respect to preparation of our products, a portion of our frozen processed seafood products are consumed directly by end-consumers with little or no additional processing. All our dried and frozen processed seafood products are manufactured free of preservatives. We use ingredients such as sugar, salt and spices in the production of our dried processed seafood products. The raw materials for our processed seafood products are obtained through fresh marine catch and not from seafood breeding farms.

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

Our products are exported to many countries including Japan, Philippines and Papua New Guinea. Although we didn’t have significant export sales since 2009, we may have opportunities to trade with overseas customers in the future. We are a State-designated base for quality assurance testing of marine products. Please see the section “Quality Assurance” for more details.

Marine Catch

Starting from 2008, we did not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Fujian, Shandong and Liaoning provinces, some of whom directly export the marine catch to South Korea and Taiwan.

Our Products

Our products can be divided into three main categories, namely (1) processed seafood products; (2) marine catch; and (3) “Hi-Power” algae-based beverage product. The production of the processed seafood products, marine catch and algae-based beverage products are either undertaken by our subsidiaries, Rixiang or Mingxiang.

The following table sets out some of our main products, as well as the main markets in which they are sold:

Processed Seafood Products	Products / Species	Main Markets Markets in the PRC	Foreign Markets

(a) Dried processed seafood products
Roasted file fish, shredded roasted squid, roasted squid, roasted prawn, barbecued squid, sliced barbecued squid, sliced roasted octopus, spicy sliced octopus, spicy baby squid, spicy sliced squid, spicy squid head
		Zhejiang Province Fujian Province Shandong Province Greater Shanghai Region Guangdong Province Sichuan Province Liaoning Province	Japan in 2008

(b) Frozen processed seafood products	Cuttlefish, octopus, pomfret, shelled prawns, sliced squid	Shandong Province (for sale in South Korea) Fujian Province (for sale in Taiwan)	Philippines and Papua New Guinea in 2008

Marine Catch	Cuttlefish (Sepia esculenta), hairtail fish (Trichiurus japonicus), Japanese butter fish (Psenepis Anomala), squid (Loligo bleekeri), horse mackerel	Fujian Province Shandong Province Lianoing Province	Philippines and Papua New Guinea

“Hi-Power” Algae-Based Beverage Product		Fujian Province	Nil

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

The main dried processed seafood products manufactured by us are roasted file fish, shredded roasted squid, roasted squid and roasted prawn.

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

Production Facilities and Process

The production of our dried and frozen processed seafood products is carried out at our production facilities in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province. At December 31, 2010, we own four production lines for the manufacture of dried processed seafood products and one production line for the manufacture of frozen processed seafood products. After the upgrade of our production facilities in 2009, the maximum annual production capacities of our production lines increased to about 19,000 tons of dried processed seafood products and 1,000 tons of frozen processed seafood products. The construction of our new facilities was completed and commenced full operation by the third quarter end of 2009. We also own cold storage facilities with cold storage capacity of 2,020 tons.

On November 6, 2009, Mingxiang won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. Covering an area of 8,691.4 sq. m., the land is located next to the fishing port and our processing facilities in Shishi City. The fishing port in Shishi is one of the five largest fishing ports in the PRC. The purchase price for the land use right is RMB 15.55 million ($2.28 million). We are building cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh seafood catch to be processed into seafood products. We are financing the total estimated $20 million in land use right and construction costs from funds generated by operations and expect to complete the construction in the second half of 2011.

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

“Hi-Power” Algae-Based Beverage Product

The “Hi-Power” beverage products are produced for us by two manufacturers.  The key stages of our production process for our “Hi-Power” algae-based beverage products are as follows:

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

Awards and Certifications

As testimony to the quality of our products, our credit worthiness in the PRC business community as well as our management capabilities, we have received several awards and certification in 2010, as listed below:

Year	Subsidiary	Award	Period	Awarding Body	Significance

May 17, 2010	Mingxiang	Green Food - roasted file fish	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Mingxiang	Green Food - dried shredded squid	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Mingxiang	Green Food - frozen fish	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Mingxiang	Green Food - roasted king prawn	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food – roasted file fish	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - dried shredded squid	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food – roasted yellow croaker	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted prawn	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted shredded squid	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food – roasted fish bones	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted squid	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - squid slices	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted searobin fillet	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

January 2004	Mingxiang	Civilized and Creditworthy Enterprise	2002 -2003	Shishi City Government Civilization Bureau, Shishi City Economic Bureau, Shishi National Tax Bureau, Shishi District Tax Bureau	Recognition of our regard for integrity in our operations, our creditworthiness and contribution to the economy

January 2004	Mingxiang	Quanzhou Agricultural Industrialization Leading Enterprise	January 2004 - December 2006	Quanzhou Department of Agriculture, Quanzhou Finance Bureau	Recognition of our efforts and contribution in the development of processed agricultural products

September 2008	Mingxiang	Key Leading Enterprise (Province level)	2008 - 2009	Fujian Province Agriculture Industrialization Leading Group	Recognition of our efforts and contribution in the development of processed agricultural products

December 2006	Mingxiang	A-Grade Tax Payer Credit Enterprise	2004 - 2005	Quanzhou National Tax Bureau, Quanzhou District Tax Bureau	Recognition of our tax creditworthiness

December 2004	Mingxiang	National Foodstuff Industry Excellent Leading Enterprise	2003 - 2004	China Foodstuff Industry Association	Recognition of quality of our products

May 2008	Mingxiang	2008 “AAA” bank-rated Creditworthy Enterprise	Valid until April 30, 2009	China Agricultural Bank, Fujian Branch	Recognition of the quality of our enterprise, economic standing, operational efficiency and potential for growth

September 2008	Mingxiang	Fujian Province Famous Brand	Valid for 3 years	Fujian Province Branded Products Authentication Committee	Recognition of our brand and our branding efforts

DISTRIBUTION

PROCESSED SEAFOOD PRODUCTS

Sales and Marketing

Our sales and marketing team comprises 52 employees, headed by our Executive Chairman, Director and CEO Mr. Pengfei Liu. The team is responsible for monitoring domestic sales, which includes co-coordinating orders from customers as well as distributing our products to the customers.

Distribution Network

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. Our products are exported to various countries, including Japan, Philippines and Papua New Guinea. We believe our products are sold by some of our distributors to end-consumers in South Korea and Taiwan.

As of December 31, 2010, we have 18 distributors in seven provinces in the PRC, namely Fujian, Guangdong, Jiangsu, Shandong, Zhejiang, Sichuan and Liaoning, as follows:

Province	No. of Distributors
Fujian	6
Guangdong	1
Jiangsu	1
Shandong	2
Zhejiang	6
Liaoning	1
Sichuan	1

Total	18

These distributors in turn sub-distribute our dried processed seafood products to about 3,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces.

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

In addition to selling products under our brands, we have also begun to distribute products under private labels. In September 2009, we reached agreement with a Hong Kong based confectionary store chain which used our seafood snack foods exclusively for a private label program for the chain’s store roll-out in China in 2009 and 2010.

For our export sales, we sell our products through sales agents or traders in the PRC or directly to distributors in the overseas market. As there are great growth potential and attractive profit margins in the PRC, we increased marketing efforts in the PRC, which resulted in higher domestic sales and decrease in export sales.

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

“HI-POWER” ALGAE-BASED BEVERAGE PRODUCTS

Sales and Marketing

Our sales and marketing team comprises 151 employees, headed by our Executive Chairman, Director and CEO Mr. Pengfei Liu. The team is responsible for developing and implementing the Company’s overall development and promotional strategy for our algae-based beverage products, which includes co-coordinating orders from customers as well as distributing our products to the customers.

Distribution Network

Xianghe has developed a network of distributors with exclusive territories in Fujian province, which sell Hi-Power to retail food stores, restaurant food supply dealers and the hospitality industry.

The algae-based soft drinks are sold to six exclusive distributors and in turn is sub-distributed to about 13,000 retail points in Fujian Province. We intend to expand distribution of Hi-Power to other parts of the PRC in 2011.

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

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. We have 18 exclusive distributors in seven provinces in the PRC such as Fujian, Guangdong, Jiangsu, Shandong, Zhejiang, Sichuan and Liaoning. These distributors in turn sub-distribute our dried processed seafood products to about 3,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. We also have a strong overseas customer base in various countries including Japan, Philippines and Papua New Guinea.

Besides, Xianghe has developed a network of distributors with exclusive territories in Fujian province which sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry.

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

We also believe that our established track record in the processed seafood industry instills confidence in our products and attracts new customers from domestic and overseas markets. Our stable customer base and large distributor network in Fujian and Zhejiang provinces have enabled our Company to introduce new products into these markets in a shorter time and gain quicker market acceptance and recognition.

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

Besides, Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu Shang Jing, who had been engaged in the natural algae industry for over 10 years time and he had a profound expertise on algae products prior to his sale of Xianghe to us.  We combined  Xianghe’s experienced management team and other employees with additional managers after the acquisition.

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

Qingdao Haizhan is in the business of distributing dried and frozen seafood products. To the best of our knowledge, Qingdao Haizhan has a distribution network of over 1,100 retailers and a sales workforce of about 73 people.

Wenzhou Rixin is a distributor of dried seafood in Wenzhou City, Zhejiang Province. To the best of our knowledge, Wenhou Rixin has a distribution network of about 1,100 retailers and a sales workforce of about 87 people.

Zhejiang Ruian Laodu is a large distributor of dried seafood in Ruian City, Zhejiang Province. To the best of our knowledge, Zhejiang Ruian Laodu has a distribution network of about 600 retailers and a sales workforce of about 63 people.

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

MAJOR SUPPLIERS

The following table sets out our five major suppliers of raw materials for processed seafood products, marine catch and algae-based beverage products for the years ended December 31, 2010, 2009, and 2008:

	As a Percentage of Our Purchases of Raw Materials (%)
	Year Ended December 31,
	2010	2009	2008
Shishi City Dongfan Seafood Products Trading Proprietor	20.6	9.3	-

Shishi City Fugui Seafood Products Trading Proprietor	19.0	20.8	20.5

Shishi City Tianwang Seafood Products Trading Proprietor	18.5	27.8	23.6

Dalian Kangwei Trading Company Limited	13.3	14.4	-

Jinjiang City Shenhu Town Hongyuan Seafood Products Trading Proprietor	10.3	18.0	17.0

Dalian Xinghai Import & Export Co., Ltd.	-	-	17.9

Shishi City Huali Seafood Products Trading Proprietor	-	-	11.8

TOTAL	81.7	90.3	90.8

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

Though certain of our major suppliers accounted for more than 10% of our total purchases individually for the fiscal year ended December 31, 2010, we believe we are able to source our raw materials from alternative suppliers should the need arise.

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

MAJOR CUSTOMERS

The following table sets out our major customers accounting for 5.0% or more of our Company’s sales of processed seafood products and marine catch for the years ended December 31, 2010, 2009 and 2008:

		As a Percentage of Our Sales (%)
		Year Ended December 31,
	Products	2010	2009	2008

Qingdao Haizhan Seafood Co., Ltd (1)	Dried and frozen processed seafood products	12.5	-	7.3

Dalian Jiyang Import and Export Co., Ltd. (2)	Marine catch, namely cuttlefish, squid, hairtail fish	7.9	16.9	-

Wenling City Xingfeng Foodstuff Co., Ltd. (3)	Dried processed seafood products	5.6	7.2	10.4

Jinjiang City Dongshun Seafood Products Trading Proprietor (4)	Marine catch, namely cuttlefish, squid, hairtail fish	5.3	5.1	-

Wenzhou Rixin Foodstuff Co., Ltd. (5)	Dried processed seafood products	5.1	7.3	9.5

Zhejiang Ruian Laodu Seafood Wholesale Proprietor (6)	Dried and frozen processed seafood products	-	6.0	8.7

Fuzhou Chaohui Foodstuff Company (7)	Dried processed seafood products	-	5.8	9.0

Shanghai City Yangpu Area Xianghui Seafood Products Company (8)	Dried processed seafood products	-	5.5	-

Shenzhen City Agricultural Products and Fenghu Specialty and Dried ProductsTown Rifenglong Company (9)	Dried processed seafood products	-	5.5	-

Shenjiamen Liyizhougan Seafood Products Trading Proprietor (10)	Dried and frozen processed seafood products	-	-	6.6

Zhoushan City Maoyuan Foodstuff Import and Export Co., Ltd. (11)	Dried and frozen processed seafood products	-	-	5.9

Zhouriyu Seafood Products Trading Proprietor (12)	Dried and frozen processed seafood products	-	-	5.4

TOTAL		36.4	59.3	62.8

Notes:

1)
Qingdao Haizhan Seafood Co., Ltd. deals in dried and frozen seafood products and, to the best of our knowledge, has a distribution network of over 1,100 retailers and a sales workforce of about 73 peoples. It has been our customer since 1996. The company is wholly-owned by another of our major customers, Qingdao Xinqinghua Seafood Products Company, and its associates. Our sales to Qingdao Haizhan Seafood Co., Ltd. have increased as it expanded its sales network to include supermarkets, which have resulted in increased orders from them. We believe that we will be less reliant on Qingdao Haizhan Seafood Co., Ltd. and Qingdao Xinqinghua Seafood Products Company for our sales in future, as we enter new markets and increase market penetration of existing markets.

2)
Dalian Jiyang Import and Export Co., Ltd. is a trader of goods and import of technology in China, and has, to the best of our knowledge, a distribution network of about 19 retailers and a sales workforce of about 8 people. It has been our customer since 2008.

3)
Wenling City Xingfeng Foodstuff Co., Ltd. is a distributor of dried seafood in Wenling City, Zhejiang Province, and has, to the best of our knowledge, a distribution network of over 800 retailers. It has been our customer since 1997. Our sales to Wenling City Xingfeng Foodstuff Co Ltd increased due to the expansion of their geographic distribution coverage from county to city-level in Wenling City, Zhejiang Province.

4)
Jinjiang City Dongshun Seafood Products Trading Proprietor is a wholesaler of seafood products, has, to the best of our knowledge, a distribution network of about 2 retailers and a sales workforce of about 9 people. It has been our customer since 2003. Our sales to Jinjiang City Dongshun Seafood Products Trading Proprietor increased due to increasing market demand.

5)
Wenzhou Rixin Foodstuff Co., Ltd. is a distributor of dried seafood in Wenzhou City, Zhejiang Province, and has, to the best of our knowledge, a distribution network of about 1,100 retailers and a sales workforce of about 87 peoples. It was one of our first distributors and has been our key business partner since 1994. Our sales to Wenzhou Rixin Foodstuff Co., Ltd. increased due to the expansion of its geographic distribution coverage from the city to the suburban areas.

6)
Zhejiang Ruian Laodu Seafood Wholesale Proprietor is a large distributor of dried seafood in Ruian City, Zhejiang Province. It has been our customer since 2005 but has increased its purchases from us due to the expansion of its distribution network which covers, to the best of our knowledge, 600 retailers and a sales workforce of about 63 peoples.

7)	Fuzhou Chaohui Foodstuff Co., Ltd. is a distributor of dried processed seafood products located in Fuzhou City, Fujian Province. It became one of our major customers in 2005.

8)
Shanghai City Yangpu Area Xianghui Seafood Products Company is a trader of stereotypes packaged and non-direct import food products, has, to the best of our knowledge, a distribution network of about 688 retailers and a sales workforce of about 16 people. It has been our customer since 2007.

9)
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

None of our directors, executive officers and controlling shareholders is related to or has any interest in any of our major customers listed above. To the best of our knowledge, save as disclosed above, none of our major customers is related to or has any interest in one another, and none of our major customers is related to or has any interest in the suppliers stated in the section “Major Suppliers”. We are not dependent on any one of our major customers as we are able to sell our fresh fish and seafood range, as well as our processed dried seafood and algae-based beverage products to other customers.

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
			National Accreditation Supervision Committee	May 31, 2009 to May 31, 2012

Other Licenses and Permits

Our other licenses and permits are as follows:

Subsidiary	Name of Certificate	Description of License/Permit	Issuing Authority	Period of Validity

Mingxiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	November 10, 2009 to November 10, 2011

Rixiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	June 1, 2010 to April 15, 2013

Rixiang	Customs Registration Certificate	Permit to file import-export documents with China Customs	China Customs	June 20, 2009 to June 19, 2012

Mingxiang	Certificate of Approval for Enterprises with Foreign Trade Rights in the People’s Republic of China	To import-export company’s products and technologies, raw materials, facilities, equipment	Fujian Foreign Trade Economic Cooperation Department	Valid from September 4, 2000; no expiration date

Rixiang	EU Export Registration	Approval for Rixiang to export marine products to EU	European Commission	Valid from October 6, 2006; no expiration date

Save as disclosed above, as at the date of this Form 10-K, our business or profitability is not materially dependent on any other licenses and permits.

RESEARCH AND DEVELOPMENT

We believe that constant innovation in developing new processes and products that are well-received by consumers is vital to our continued success. As of December 31, 2010, our research and development team comprised 10 personnel.  The Company incurred $212,677 and $236,595 of such costs for the years ended December 31, 2010 and 2009, respectively. The focus of our research and development is directed towards satisfying the preferences of consumers, with the following objectives:

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

Product Development

Through our research and development activities, we have developed products which have been well-received by consumers and improved our production processes. We have through our research and development introduced 29 new processed seafood products, including Sakura squid, sliced squid, spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head. We believe that our constant product innovation has led to our increasing reputation as a producer of processed natural seafood products.

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

Our research and development expenses amounted to approximately $213,000, $237,000 and $87,000 for 2010, 2009 and 2008, respectively. Research and development expenses are presented as part of general and administrative expenses in the financial statements.

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

As a testimony to our commitment to quality products and processes, we have been awarded the following awards and certifications:

Subsidiary	Award/Certification	Awarding/Certification Body	Validity Period
Rixiang	Validation of conformity with HACCP standards (1) for the export of marine products to the US	CIQ	November 5, 2010 to November 4, 2011

Rixiang	EU(2) export registration for export of our marine products to the EU	European Commission	No validity period

Mingxiang	ISO9001:2008(3) quality management system certification	CNAB & CCIC Quality Certification Centre	December 9, 2009 to December 8, 2012

Mingxiang	ISO14001:2004(4) environmental management system certification in respect of the processing of fish and prawn-type marine food products and the relevant environmental management	CNAB & CCIC Conformity Assessment Services Co, Ltd.	November 27, 2008 to November 26, 2011

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

ENVIRONMENTAL LAW COMPLIANCE

On December 16, 2010, we received a Certificate of Environment Management System, certifying that we have been assessed and are in compliance with the environment management standard ISO14001: 2004. The scope of certification is for the production and the relative environmental management activity of fish, shrimp and other marine food. The registration number of the certificate is 00108E20847ROM/3502. The certificate is renewed in 2010 which is valid until November 15, 2011.

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

EMPLOYEES

We set out below the total number of our employees and the various functions which they serve with respect to our processed seafood , marine catch and algae-based beverage products as at December 31, 2010, 2009 and 2008, respectively.

	As at December 31,
Functions	2010		2009		2008
Sales and Marketing	203	(1)	24	(1)	23	(1)
Finance and Administration	74	(1)	37	(1)	35	(1)
Procurement	3		4		4
Production, Research & Development and Quality Control	692	(1)	704	(1)	549	(1)
TOTAL	972		769		611

Note:

1)	The increase in number of employees was in line with the expansion on our production capacities and marketing efforts during these years.

Almost all of our employees are based in the PRC. Our PRC permanent employees are unionized. We have not experienced any strikes, labor disputes or work stoppages by our employees and believe our relationship with our employees is good.

As of December 31, 2010, we had 972 employees.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 57.4%, 74.8% and 90.9% of our sales in the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including environmental factors, the availability of seafood stock, weather conditions, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 75.4%, 74.4% and 77.9% of our total cost of revenue of processed seafood products in the fiscal years ended December 31, 2010, 2009 and 2008, respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on several major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 36.4%, 43.2% and 44.9% of our sales in the fiscal years ended December 31, 2010, 2009 and 2008, respectively. In the event these customers do not continue to purchase from us or reduce their purchases from us or develop their own abilities to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected. Please see the section “Major Customers” for more details.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 81.7%, 90.3% and 90.8% of our total purchases of raw materials in the fiscal years ended December 31, 2010, 2009 and 2008, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected. Please see the section “Major Suppliers” for more details.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products, marine catch and algae-based beverage products as a percentage of our total sales for the period under review were as follows:

	Year Ended December 31,
Products	2010	2009	2008
	(%)	(%)	(%)

Processed seafood products	57.4	74.8	90.9

Marine catch	21.4	25.2	9.1

Algae-based beverage products	21.2	-	-

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

In addition, the CIQ makes random inspections on the processed seafood and algae-based beverage products that we export. Failure to meet the required standards of hygiene may affect our ability to export our processed seafood and algae-based beverage products and meet our customers’ orders on time. It may also lead to a restriction on our ability to export our processed seafood and algae-based beverage products which will materially and adversely affect our business, financial condition and operations.

We bear the risk of loss in shipment of our products and have no insurance to cover such loss.

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing less than 5% of our total sales for the year ended December 31, 2010, 2009 and 2008, respectively. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of December 31, 2010, our distribution network is comprised of 18 exclusive distributors for our dried processed seafood products located in seven provinces and 6 exclusive distributors for our algae-based beverage products. These distributors sub-distribute our dried processed seafood products to about 3,200 retail points, including major supermarkets, and our algae-based beverage products to about 13,000 retail points. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

Our trade receivables turnover days were approximately 71, 64 and 34 days in 2010, 2009 and 2008, respectively. Our allowances for doubtful trade receivables as at December 31, 2010, 2009 and 2008 were approximately $244,000, $95,000 and $24,000, respectively; and at about 0.5% of our gross trade receivables.

As a result of this credit risk exposure of our customers defaulting on their payments to us, we may have to make larger allowances for doubtful trade receivables or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

We may be subject to foreign exchange risk and may incur losses arising from exchange differences upon settlement.

We sell our processed seafood products, marine catch and algae-based beverage products mainly to local customers. Direct exports as a percentage of our sales ranged between 0.4% to 4.9% during the period under review. Our sales are denominated in RMB and US$, while our purchases are denominated in RMB.

For the fiscal year of 2010, 2009 and 2008, the percentages of our sales denominated in RMB and US$ were as follows:

	Year Ended December 31,
	2010	2009	2008
	(%)	(%)	(%)

RMB	99.6	97.4	95.1

US$	0.4	2.6	4.9

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at December 31, 2010, the closing exchange rate was approximately US$1.00 to 6.5918. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

We currently do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains and losses over the past three fiscal years ended December 31, 2010, 2009 and 2008, respectively have been relatively low. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise.

Please refer to the section “Description of Business - Foreign Exchange Exposure” for further details.

Our products and brand name may be replicated or counterfeited which will in turn have an adverse effect on our Company and we may be affected by intellectual property rights disputes.

We have registered certain trademarks in the PRC, details of which are set out in the section “Intellectual Property” of our Form 10-K for the fiscal year ended December 31, 2009 filed on March 22, 2010. Despite the protection of our trademark under the intellectual property laws of the PRC, such laws may not be adequate or effectively enforced against third parties who may violate our proprietary rights by illegally using our trademarks or our brand name. Our products and brand names may be replicated or counterfeited, which in turn may adversely affect our reputation and brand image.

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2010, 2009 and 2008, approximately 99.6%, 97.4% and 95.1% of our sales, respectively, was denominated in RMB.  As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

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

Because our operations are carried out through our wholly-owned subsidiaries located in the PRC, the outbreak of avian influenza and/or other communicable diseases, if uncontrolled, can have an adverse effect on business sentiments and environment. In addition, if any of our employees, our customers or our suppliers, is affected by the outbreak of communicable diseases, it can adversely affect, among others, our operations, our customers’ orders and our supply of raw materials. Accordingly, our sales and profitability will be materially and adversely affected.

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

Mr. Liu currently owns approximately 41.6% of our outstanding common stock. As a result, he can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

One of our competitive strengths is our established brand name and track record. We have been involved in the production of processes seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “Famous Brand” award, and our products have received several other awards such as the “Green Food” award. Please see “Description of Business - Competition”. We have also established a track record in the processed seafood industry which instills confidence in our products and attracts new customers from domestic and overseas markets. Negative publicity involving us, any of our directors or executive officers may adversely affect our stock market price whether or not such negative publicity is justified.

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

As of December 31, 2010, we owned the following land-use rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

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
	Town, Shishi City,
	Fujian Province

BUILDINGS

As at December 31, 2010, we owned the following building ownership rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

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

	High ($)	Low ($)
Year Ended December 31, 2010
First Quarter	8.63	5.78
Second Quarter	6.94	3.07
Third Quarter	6.53	3.84
Fourth Quarter	7.15	4.85

Year Ended December 31, 2009
First Quarter	1.73	1.10
Second Quarter	3.96	1.62
Third Quarter	5.83	3.40
Fourth Quarter	8.08	4.09

Year Ended December 31, 2008
First Quarter	6.00	3.55
Second Quarter	6.00	3.15
Third Quarter	3.35	2.00
Fourth Quarter	2.21	1.45

The above quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

As of February 25, 2011, there were 36 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

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

During the year ended December 31, 2010, the Company’s subsidiary, Xianghe, declared final dividend of $1,313,080 (equivalent to RMB8,901,106) relating to the pre-acquisition result for the fiscal year 2009 to Mr. Qiu and was fully paid in April 2010.

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

The following tables summarize the consolidated financial data of China Marine for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere herein. The selected consolidated statements of operations data for the financial years ended December 31, 2010; and the selected consolidated balance sheet data as of December 31, 2010 are derived from our consolidated financial statements, which are included elsewhere herein, and have been audited by BDO China Li Xin Da Hua, an independent registered public accounting firm, as indicated in their report. Whereas the selected consolidated statements of operations data for the financial years ended December 31, 2009 and 2008; and the selected consolidated balance sheet data as of December 31, 2009 are derived from our consolidated financial statements, which are included elsewhere herein, and have been audited by ZYCPA Company Limited, an independent registered public accounting firm, as indicated in their report.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Revenue, net	$122,679	$69,586	$48,799
Cost of revenues	(85,219)	(50,456)	(33,607)
Gross profit	37,460	19,130	15,192
Depreciation and amortization	(2,522)	(80)	(58)
Sales and marketing expenses	(6,359)	(609)	(608)
General and administrative expenses	(3,230)	(2,276)	(2,068)
Other income	286	681	647
Interest expense	(40)	(231)	(319)
Income before income taxes	25,595	16,615	12,786
Income tax expense	(4,455)	(2,051)	(1,663)
Net income attributable to the Shareholders of the Company	$21,140	$14,564	$11,123
Net income attributable to non-controlling interests	(1)	-	-
Net income attributable to China Marine Food Group Limited	21,139	14,564	11,123
Earnings per Share — basic (US$) (1)	$0.75	$0.63	$0.48
Earnings per Share — diluted (US$) (2)	$0.73	$0.60	$0.48
Weighted average shares outstanding - basic (1)	28,302	23,063	23,011
Weighted average shares outstanding - diluted (2)	28,971	24,392	23,011

Note:
(1)	Basic earnings per share is computed using the weighted average number of the ordinary shares outstanding during the year.
(2)
Diluted earnings per share is computed using the weighted average number of the ordinary shares and ordinary share equivalents outstanding during the year plus the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

	As at December 31,
	2010	2009
Balance Sheet Data	(in thousands)

Cash and cash equivalents	$15,557	$7,143
Total current assets	74,186	56,406
Total assets	123,775	67,895
Short-term borrowings	-	4,139
Total current liabilities	9,423	8,047
Total stockholders’ equity	114,352	59,848

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

Pursuant to the Share Exchange Agreement, the former shareholders of Ocean Technology exchanged 100% of their outstanding capital stock in Ocean Technology for approximately 15,624,034 shares of our common stock, or approximately 93.15% our outstanding shares of common stock after the share exchange. In connection with the share exchange, a majority of our shareholders of record as of November 16, 2007 approved a resolution by our Board of Directors to change our name from New Paradigm Productions, Inc. to China Marine Food Group Limited (“China Marine”). The name change became effective on January 9, 2008 upon the filing of a Certificate of Amendment to our Amended Articles of Incorporation with the State of Nevada on the twentieth day following the mailing of a Definitive Information Statement to our shareholders.

Concurrently with the closing of the reverse acquisition on November 17, 2007, we completed a private placement of our securities to certain accredited investors who subscribed for units consisting one share of common stock and a warrant to purchase one-fifth of one share of our common stock. The investors subscribed for aggregate of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of our common stock at $3.214 per unit. The units were offered and sold pursuant to exemptions from registration under the Securities Act, including without limitation, Regulation D and Regulation S promulgated under the Securities Act. Each warrant issued to the investors had a term of three years and was exercisable at any time for a price equal to $4.1782 in cash or on a cashless exercise basis. All unexercised warrants expired in November 2010.

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

Our frozen processed seafood products included frozen Japanese butter fish, frozen octopus and frozen squid rings. These were sold directly to wholesalers within the PRC and overseas, either through direct export or through export agents. We discontinued sales of frozen processed seafood products in 2009 because management decided to focus on domestic sales of our products and the demand for the frozen processed seafood products was primarily from overseas. We maintain our production line for frozen processed seafood products and may sell the products again in the future.

The raw materials for our processed seafood products are solely purchased from independent fishermen in nearby markets for further processing. We simply buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea, Philippines and Taiwan.

On January 1, 2010, Mingxiang exercised its option to acquire 80% of the registered capital stock (the “Shares”) of Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”) pursuant to the terms of a share purchase agreement dated January 1, 2010.

Xianghe is a Fujian-based manufacturer of the branded Hi-Power algae-based soft drinks. Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu. Hi-Power is marketed as a high-protein content drink, low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension. Hi-Power’s target market focuses on health-conscious consumers in China’s fast-growing beverage market. Xianghe has developed a network of distributors in Fujian, Zhejiang, Guangdong and Hunan which sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry.

Xianghe has an experienced management team and we have combined its management and other employees with additional managers after the acquisition. Xianghe utilizes third party manufacturers to produce the beverages.

Sales of our processed seafood products accounted for approximately 57.4%, 74.8% and 90.9% of our total sales in 2010, 2009 and 2008 respectively. Sales of our marine catch accounted for approximately 21.4%, 25.2% and 9.1% of our total sales in 2010, 2009 and 2008 respectively. Sales of our algae-based beverage products accounted for approximately 21.2% of our total sales in 2010. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 75.4%, 74.4% and 77.9% of our total cost of revenue of processed seafood products in year 2010, 2009 and 2008 respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

•	Any shortage in the supply of or increase in the prices of the raw materials for our processed seafood and algae-based beverage products will adversely affect our sales.

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

As at December 31, 2010, we employed 972 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood and algae-based beverage products. However, sales for our processed seafood products are usually higher before and during the Chinese New Year and lower during summer time. As for the trading of marine catch, sales may be lower in June and July due to the reduced supplies as a result of the restriction on fishing in the Taiwan Strait during these two months. Sales for our algae-based beverage products are expected to be higher before and during the Chinese New Year and during summer time.

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

In September, 2010, we began to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $20.0 million in land use rights and construction costs from funds generated by operations and the facilities are expected to be operational in the second half of 2011. Subsequent to full settlement of the land cost, a formal agreement with the local land and resources department was executed on December 30, 2009. We have paid approximately $11.6 million in relation to the construction costs as at December 31, 2010 so as to secure the overall construction costs associated with the cold storage facilities.

We intend to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward which will not only help to reduce storage costs but also expect to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

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

Xianghe has an experienced management team and we have combined its management and other employees with additional managers after the acquisition. Xianghe utilizes third party manufacturers to produce the beverages.

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

The Company has used  the net proceeds from this offering for working capital and general corporate purposes. The shares were sold under the Company's previously filed shelf registration statement that was declared effective by the Securities and Exchange Commission on December 23, 2009. Global Hunter Securities LLC and Brean Murray Carret & Co., LLC acted as co-lead placement agents and joint book-running managers in the transaction.

As of February 25, 2010, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 and 28,977,976 shares, respectively.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the years ended December 31, 2010, 2009 and 2008 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product

	Year Ended December 31,
	2010		2009		2008
	US$’000%		US$’000%		US$’000%

Processed seafood products	70,467	57.4	52,049	74.8	44,370	90.9
Marine catch	26,194	21.4	17,537	25.2	4,429	9.1
Algae-based beverage products	26,018	21.2	-	-	-	-
Total	122,679	100.0	69,586	100.0	48,799	100.0

Sales by geographical region

	Year Ended December 31, 2010
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	6,040	8.6	-	-	-	-	6,040	4.9
Zhejiang	30,870	43.8	-	-	141	0.5	31,011	25.3
Fujian	23,372	33.2	15,982	61.0	24,329	93.5	63,683	51.9
Guangdong/ Shenzhen	4,478	6.3	-	-	1,042	4.0	5,520	4.5
Jiangsu/ Shanghai	3,939	5.6	-	-	-	-	3,939	3.2
Sichuan/ Chongqing	1,761	2.5	-	-	460	1.8	2,221	1.8
Others (1)	7	0.0	9,741	37.2	46	0.2	9,794	8.0
Total PRC (2)	70,467	100.0	25,723	98.2	26,018	100.0	122,208	99.6
Asia (3)	-	-	471	1.8	-	-	471	0.4
Total	70,467	100.0	26,194	100.0	26,018	100.0	122,679	100.0

	Year Ended December 31, 2009
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	3,281	6.3	490	2.8	-	-	3,771	5.4
Zhejiang	24,360	46.8	-	-	-	-	24,360	35.0
Fujian	15,862	30.5	3,523	20.1	-	-	19,385	27.9
Guangdong/ Shenzhen	3,852	7.4	-	-	-	-	3,852	5.5
Jiangsu/ Shanghai	3,826	7.3	-	-	-	-	3,826	5.5
Sichuan/ Chongqing	867	1.7	-	-	-	-	867	1.2
Others (1)	1	0.0	11,727	66.9	-	-	11,728	16.9
Total PRC (2)	52,049	100.0	15,740	89.8	-	-	67,789	97.4
Asia (3)	-	-	1,797	10.2	-	-	1,797	2.6
Total	52,049	100.0	17,537	100.0	-	-	69,586	100.0

	Year Ended December 31, 2008
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	3,077	6.9	1,229	27.7	-	-	4,306	8.8
Zhejiang	22,342	50.4	-	-	-	-	22,342	45.8
Fujian	13,488	30.4	1,112	25.1	-	-	14,600	29.9
Guangdong/ Shenzhen	1,805	4.1	-	-	-	-	1,805	3.7
Jiangsu/ Shanghai	1,699	3.8	-	-	-	-	1,699	3.5
Sichuan/ Chongqing	-	-	-	-	-	-	-	-
Others (1)	-	-	1,650	37.3	-	-	1,650	3.4
Total PRC (2)	42,411	95.6	3,991	90.1	-	-	46,402	95.1
Asia (3)	1,959	4.4	438	9.9	-	-	2,397	4.9
Total	44,370	100.0	4,429	100.0	-	-	48,799	100.0

Notes:

(1)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.
(2)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan, Japan and South Korea. Such sales amounted to $0.4 million, $4.0 million and $2.3 million in year 2010, 2009 and 2008 respectively.

(3)	Sales to Asia mainly relate to exports to Japan, Philippines and Papua New Guinea.

Year 2010 compared to Year 2009, and Year 2009 compared to Year 2008

Sales

Our revenue increased by approximately $53.1 million or 76.3% from $69.6 million in 2009 to $122.7 million in 2010. The increase in revenue was due to the continued growth both in sales of our processed seafood products and marine catch segment, and the remarkable contribution from the newly acquired algae-based beverage business. Sales of our processed seafood products increased by $18.4 million or 35.4%, whereas sales of our marine catch segment increased by $8.7 million or 49.4%. Sales of algae-based beverage products were $26.0 million for the fiscal year ended December 31, 2010.

Comparing results in 2008 and 2009, our revenue increased by approximately $20.8 million or 42.6% from $48.8 million in 2008 to $69.6 million 2009. Sales of our processed seafood products increased by $7.7 million or 17.3%, whereas sales of our marine catch segment increased by $13.1 million or over three-fold.

The processed seafood products operations continued to be the growth driver for us as our products continue to gain market acceptance, particularly in Fujian and Zhejiang provinces. The higher sales in the processed seafood products segment were mainly due to our continued sales and marketing efforts in these two provinces. Accordingly, the number of sales staff has further increased from 23 in 2008 to 52 as at December 31, 2010.

Since we recognize that the processed seafood and algae-based beverage segments have significant growth potential and attractive profit margins, we will continue to focus our resources on these two segments.

2010 was the first year for recognition of the sales of our algae-based beverage products since the acquisition in January 2010. Given our continuous contribution to the related sales and marketing campaigns and our expansion plan into more untapped areas, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to a staff of 151, as of December 31, 2010.

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood operations and the cost of our marine catch, as well as the cost of our algae-based beverage products. The breakdown is as follows:

	Year Ended December 31,
US$ ’000	2010	2009	2008

Processed seafood products	46,141	34,721	29,617
Marine catch	23,730	15,735	3,990
Algae-based beverage products	15,348	-	-
Total	85,219	50,456	33,607

Cost of revenue – Processed seafood products

Our cost of revenue comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Year Ended December 31,
	2010		2009		2008
	US$’000%		US$’000%		US$’000%

Raw materials	34,803	75.4	25,822	74.4	23,070	77.9
Packaging materials	5,926	12.9	4,444	12.8	2,982	10.1
Direct labor	2,394	5.2	1,987	5.7	1,526	5.1
Manufacturing overhead	3,018	6.5	2,468	7.1	2,039	6.9
Total	46,141	100.0	34,721	100.0	29,617	100.0

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

Raw material costs accounted for approximately 75.4%, 74.4% and 77.9% of our cost of revenue in year 2010, 2009 and 2008 respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the years under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overhead are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 12.9%, 12.8% and 10.1% of our cost of revenue in year 2010, 2009 and 2008 respectively.

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

Direct labor

Direct labor costs accounted for 5.1% to 5.7% of our cost of revenue for the years under review. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount for processed seafood segment as at December 31, 2010 has increased to 682 from 540 as at the end of 2008. The increase was mainly due to the increase in number of production headcount due to increased scale of production along the years.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overhead for the years under review was mainly due to the increased scale of production and the expansion of production facilities along the years.

Cost of revenue - Marine catch

	Year Ended December 31,
	2010		2009		2008
	US$’000%		US$’000%		US$’000%

Raw materials	23,339	98.4	15,287	97.2	3,642	91.3
Other expenses	391	1.6	448	2.8	348	8.7
Total	23,730	100.0	15,735	100.0	3,990	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

The increase in raw material costs for the years under review was mainly in line with the corresponding increased sales of trading materials.

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the freshness of the marine catch.

Cost of revenue - Algae-based beverage products

Our cost of revenue comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Year Ended December 31,
	2010		2009		2008
	US$’000%		US$’000%		US$’000%

Raw materials	2,585	16.8	-	-	-	-
Packaging materials	10,174	66.3	-	-	-	-
Manufacturing overhead	2,589	16.9	-	-	-	-
Total	15,348	100.0	-	-	-	-

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as herbal powder and sugar. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 16.8% of our cost of revenue for the year ended December 31, 2010. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by the product mix for the relevant financial year and the market price of the raw materials.

Packaging materials

Packaging materials comprise aluminium and iron foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 66.3% of our cost of revenue for the year ended December 31, 2010. The percentage of packaging materials cost as a proportion of the total cost of revenue is affected by the product mix for the relevant financial year and the market price of the packaging materials.

Manufacturing overhead

We utilize third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We are going to use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Year Ended December 31,
	2010		2009		2008
	US$’000%		US$’000%		US$’000%

Processed seafood products	24,326	64.9	17,328	90.6	14,753	97.1
Marine catch	2,464	6.6	1,802	9.4	439	2.9
Algae-based beverage products	10,670	28.5	-	-	-	-
Total	37,460	100.0	19,130	100.0	15,192	100.0

Gross profit margin by profit

	Year Ended December 31,
	2010	2009	2008
	%	%	%

Processed seafood products	34.5	33.3	33.2
Marine catch	9.4	10.3	9.9
Algae-based beverage products	41.0	-	-
Total	30.5	27.5	31.1

Gross profit

Gross profit grew by 95.8% or $18.3 million, from $19.1 million in 2009 to $37.5 million in 2010. Gross profit margin increased by 3.0% from 27.5% in 2009 to 30.5% in 2010. Gross profit margin for the processed seafood products operations improved from 33.3% in 2009 to 34.5% this year, whereas gross profit margin for the marine catch segment dropped from 10.3% to 9.4% for the same years. The improvement of gross profit margin for the processed seafood segment was mainly due to the price adjustment of our product lines, which took place in the second quarter of 2010. Gross profit margin for the newly acquired beverage products was 41.0% for the fiscal year ended December 31, 2010.

Gross profit grew by 25.9% or $3.9 million, from $15.2 million in 2008 to $19.1 million in 2009. Gross profit margin dropped by 3.6% from 31.1% in 2008 to 27.5% in 2009. Gross profit margin for the processed seafood products operations remained stable at 33.3% in 2009 compared to 33.2% in 2008, whereas gross profit margin for the marine catch segment increased from 9.9% to 10.3% for the same years under review.

The increase in overall gross profit was largely attributable to the significant increase in sales of processed seafood products and the newly acquired beverage products, which the gross profit margin is much higher than that of processed seafood and match catch segments.

Depreciation and amortization

Depreciation and amortization accounted for approximately 2.1%, 0.1% and 0.1% of our total revenue in year 2010, 2009 and 2008 respectively. The increase in depreciation and amortization was mainly attributable to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.4 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertisement and costs for participating in exhibitions.

Our sales and marketing expenses accounted for approximately 5.2%, 0.9% and 1.2% of our total revenue in year 2010, 2009 and 2008 respectively. The increase in the sales and marketing expenses in 2010 was mainly due to the increase of advertising and promotional costs so as to strengthen brand position and improve market awareness in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. Accordingly, the number of sales staff has further increased from 24 in 2009 to 203 as at December 31, 2010, of which 151 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 2.6%, 3.3% and 4.2% of our total revenue in year 2010, 2009 and 2008 respectively.

The increase in the general and administrative expenses from 2008 to 2009 was mainly attributable by the higher R&D costs, including staff and testing material costs, for development of new products during the year, the higher legal and professional fees being incurred since uplifting to AMEX, the higher payroll costs as a result of building up a strong management team so as to cope with the expanding operations and the increase in bad debt provision due to the higher accounts receivable yearend balance, which was partially offset by the decrease in losses on disposal or replacement of fixed assets in 2009.

Whereas the increase in the general and administrative expenses from 2009 to 2010 was mainly attributable by the higher payroll costs and traveling and entertainment expenses which were consistent with the business growth from the current and newly acquired operations, the higher legal and professional fees including upgrading of auditors and the increase in bad debt provision due to the higher accounts receivable yearend balance.

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

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.03%, 0.3% and 0.7% of our total revenue in year 2010, 2009 and 2008 respectively. We have repaid all short-term bank borrowings during the first quarter of 2010.

Income before income tax

Our income before income tax increased by $9.0 million or 54.0%, from $16.6 million in 2009 to $25.6 million in 2010. The increase was mainly due to the combined effects of the increase in sales of 76.3% and improved gross profit margin by 3.0%, which was partially offset by the increase in depreciation and amortization, the sales and marketing expenses and the general and administrative expenses, as a result of the factors described above.

Likewise, our income before income tax increased by $3.8 million or 29.9%, from $12.8 million in 2008 to $16.6 million in 2009. The increase was mainly due to the combined effects of the increase in sales of 42.6% and deteriorated gross profit margin by 3.6 percentage point, which was partially offset by the increase in the general and administrative expenses, as a result of the factors described above.

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

Xianghe and Xianglin are approved as a domestic enterprise. Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and are entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Rixiang, Jixiang and Mingxiang  expired on December 31, 2009. The higher effective tax rate for the period under review was mainly due to the expiry of the Tax Holiday.

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

REVIEW OF FINANCIAL POSITION

Current assets

As at December 31, 2009, our current assets amounted to $56.4 million, representing 83.1% of our total assets of $67.9 million. It was comprised of cash and cash equivalents of $7.1 million, accounts receivable of $18.8 million, inventories of $3.9 million, note receivable of $26.4 million, and other receivables and prepayments of $0.2 million.

As at December 31, 2010, our current assets increased to $74.2 million, representing 59.9% of our total assets of $123.8 million. Current assets were consisted of cash and cash equivalents of $15.6 million, accounts receivable of $48.5 million, inventories of $10.0 million and other receivables and prepayments of $0.1 million.

The increase in cash and cash equivalents as at December 31, 2010 was mainly due to the proceeds from the registered direct offering that was consummated in January 2010, which was partially offset by the operating cash outflow due to increased accounts receivable and inventories, and the addition of fixed assets and construction in progress during the year.

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

Inventories were mainly related to work-in-progress comprising mainly frozen prawns, fish and squids which would be used for the production and processing of dried and frozen products. Our inventories also included some finished goods, raw materials and packaging materials.

Non-current assets

As at December 31, 2010, our non-current assets amounted to $49.6 million and accounted for approximately 40.1% of our total assets. Our non-current assets comprised mainly property, plant and equipment of $8.8 million, land use rights of $3.0 million, and construction in progress of $13.4 million.

As at December 31, 2010, our property, plant and equipment amounting to $8.8 million were made up mainly of buildings amounting to $6.3 million and plant and machinery amounting to $1.9 million. Buildings related to our production plant, cold room, office buildings and workers’ dormitories. Plant and machinery related mainly to our production lines, freezing machines, roasting and drying machines. The remaining $0.6 million related to office equipment and motor vehicles.

In  2009, we purchased a piece of land next to the fishing port in Shishi and are building cold storage facilities on the land with a capacity of approximately 20,000 tons. The facilities are expected to be operational in the second half of 2011 and therefore the associated construction costs are being recognized as construction in progress as at December 31, 2010.

Current liabilities

As at December 31, 2009, our current liabilities of $8.0 million comprised short-term bank loans of $4.1 million, accounts payable of $0.9 million, amount due to a shareholder of $0.1 million, income tax payable of $0.6 million and other payables of $2.3 million.

Our current liabilities of $9.4 million as at December 31, 2010 comprised accounts payable of $3.8 million, amount due to a shareholder of $0.3 million, income tax payable of $0.5 million and other payables of $4.8 million.

The short-term bank loans were used for our working capital requirements. The weighted average effective interest rate on the borrowing is about 5.31% per annum in 2010 and 2009.

Regarding the accounts payable, the related turnover day was about a week due to the short credit period allowed by the fishermen which was consistent with the market practice.

The amount due to a shareholder was unsecured, interest free and with no fixed terms of repayment.

Stockholders’ equity

As at December 31, 2009, our stockholders’ equity amounted to $59.8 million and comprised additional paid-in capital of $16.9 million, statutory reserve of $5.6 million, accumulated other comprehensive income of $3.6 million and retained earnings of $33.7 million.

Our stockholders’ equity of $114.4 million as at December 31, 2010 consisted of  additional paid-in capital of $47.4 million, statutory reserve of $9.3 million, accumulated other comprehensive income of $7.4 million, retained earnings of $49.9 million and non-controlling interests of $0.4 million.

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

During the year ended December 31, 2010, the Company’s subsidiary, Xianghe, declared a dividend of $1.3 million relating to the pre-acquisition result for the fiscal year 2009 to a non-controlling stockholder.

We did not distribute any dividends both in 2010 and 2009 apart from the above.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at December 31, 2010 amounted to approximately $15.6 million, without any short-term bank loans after the full repayment during the first quarter of 2010.

A summary of our cash flows for 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
US$’000	2010	2009	2008

Net cash (used in) provided by operating activities	(6,257)	5,668	6,000
Net cash used in investing activities	(12,760)	(30,022)	(4,179)
Net cash provided by (used in) financing activities	24,836	(251)	3,364
Net change in cash and cash equivalents	5,819	(24,605)	5,185
Foreign currency translation adjustment	2,595	108	1,978
Cash and cash equivalents at the beginning of the year	7,143	31,640	24,477
Cash and cash equivalents at the end of the year	15,557	7,143	31,640

Year 2010

Net cash used in operating activities

In 2010, our net cash used in operating activities amounted to approximately $6.3 million. The major source of cash inflow from operating activities was from net income of $21.1 million. Changes in operating assets and liabilities included cash outflow resulting from increase in accounts receivable of $29.8 million and inventories of $6.1 million. This was partially offset by cash inflow from cash received from increase in accounts payable of $2.9 million and other payables of $2.5 million.

Increase in accounts receivable was mainly due to the extension of credit period to our major customers so as to cope with the current market practice and the block sales of marine catch trading materials in December 2010, which is expected to be collected during the first quarter of 2011.

Our trade receivables turnover days were approximately 71, 64 and 34 days in 2010, 2009 and 2008, respectively. Our allowances for doubtful trade receivables as at December 31, 2010, 2009 and 2008 were approximately $244,000, $95,000 and $24,000, respectively; and at about 0.5% of our gross trade receivables.

Net cash used in investing activities

In 2010, our net cash used in investing activities was approximately $12.8 million, which was mainly attributable to addition of fixed assets of $0.2 million and construction in progress of $13.4 million for the development of the cold storage facilities, partially offset by the acquisition of a subsidiary of $1.0 million.

Net cash provided by financing activities

In 2010, our cash provided by financing activities was approximately $24.8 million. The increase was mainly attributable to the net proceeds of $28.3 million from the registered direct offering of common stock taken place in January 2010 and the proceeds from cash exercise of warrants of $1.9 million, partially offset by the repayment of short-term bank loans during the first quarter of 2010 of $4.1 million and dividend paid related to the pre-acquisition result for the fiscal year 2009 to a non-controlling stockholder of a subsidiary amounting to $1.3 million.

Year 2009

Net cash provided by operating activities

In 2009, our net cash provided by operating activities amounted to approximately $5.7 million. The major source of cash inflow from operating activities was from our  net income of $14.6 million. Changes in operating assets and liabilities included cash outflow resulting from increase in accounts receivable of $14.0 million as a result of increase in sales volume and extension of credit period to major customers. This was partially offset by cash inflow from decrease in inventories of 2.8 million.

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

We purchased much more raw materials in 2008 and a significant portion of the raw materials accounting for $5.3 million, were sold in the market when prices increased.

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

We are currently building the cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We intend to finance the total estimated $20.0 million in land use rights and construction costs from available funds and expect to run the new facility in the second half of 2011. We have paid approximately $11.6 million in relation to the construction costs as at December 31, 2010 so as to secure the overall construction costs associated with the cold storage facilities.

After the registered direct offering of common stock and repayment of bank loans during 2010, the relative cost of capital resources decreased correspondingly given the increase in the equity financing and reduced level of debt borrowings.

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

CAPITAL EXPENDITURES AND INVESTMENTS

A summary of our capital expenditures for the last three financial years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
US$’000	2010	2009	2008

Land use rights	70	2,274	-
Buildings	1,608	995	3,496
Plant and machinery	11,818	316	308
Office equipment	34	21	22
Motor vehicles	182	16	367
	13,712	3,622	4,193

In 2009, total capital expenditures of $3.6 million were mainly attributable to the prepayment for the land use right for the development of cold storage facilities and the addition of fixed assets for the development of new processing plant and the associated machineries. In this connection, our production capacity has been doubled by the third quarter end of 2009.

In 2010, total capital expenditures of $13.7 million were mainly attributable to the construction of cold storage facilities and an additional floor at the existing staff quarter.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011. On January 7, 2011, Ocean Technology renewed the captioned office space under a non-cancellable lease agreement for a further term of 3 years with fixed monthly rental, expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the years ended December 31, 2010 and 2009 was $77,145 and $77,145, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $250,000 in total in the following four years.

Capital commitments

During 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of an additional floor at the existing staff quarter. The construction is expected to be completed in the first quarter of 2011. Total estimated construction costs are approximately $2.2 million. As of December 31, 2010, the Company recorded approximately $1.6 million as construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $0.6 million as of December 31, 2010.

During the same year, Mingxiang entered into an agreement with an independent third party in relation to the construction of a cold storage facility. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $17.7 million. As of December 31, 2010, the Company recorded approximately $11.6 million as construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $6.1 million as of December 31, 2010.

Guarantees

As of December 31, 2010, Mingxiang is contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB5,000,000) and $455,111 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,213,629 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2010, the Company has not recorded any liabilities under these guarantees.

ISSUANCE OF COMMON STOCK

In 2010, we issued 5,564,337 new shares of common stock in total to the following parties.

On January 25, 2010, the Company closed the public offering of 4,615,388 shares of common stock at a price of $6.50 per share. Net proceeds, after underwriting discounts and commissions and before offering expenses of approximately $1,500,000 payable by the Company, are approximately $28,500,000. In connection with the registered direct offering, the Company also issued 177,000 shares of common stock to a consultant for the provision of financial advisory service rendered in this registered direct offering.

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

The audited consolidated financial statements include the financial statements of China Marine and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Non-controlling interest

Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810, “Consolidation”, and are reported as a component of our equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, If any, will be reported at fair value with any gain or loss recognized in earnings.

Under generally accepted accounting principles when losses applicable to the non-controlling interest in a subsidiary exceed the non-controlling interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the non-controlling interest to make good on such losses. We, therefore, absorbed all losses applicable to a non-controlling interest where applicable. If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $14,364,156 and $7,125,721 as of December 31, 2010 and 2009, respectively.

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

Accounts receivable consisted of the following:

	December 31,
	2010	2009

Account receivable, at cost	$48,774,411	$18,928,705
Less: allowance for doubtful accounts	(243,872)	(94,643)
Account receivable, net	$48,530,539	$18,834,062

As of December 31, 2010 and 2009, the allowance for doubtful accounts was $243,872 and $94,643, respectively.

Increase in accounts receivable was mainly due to the extension of credit period to our major customers so as to cope with the current market practice, and the block sales of marine catch trading materials in December 2010.

Changes in the allowance for doubtful accounts are as follows:

	December 31,
	2010	2009

Beginning balance	$94,643	$24,218
Provision for (Reversal of) doubtful accounts	149,229	70,425
Amounts written off	-	-
Ending balance	$243,872	$94,643

●	Inventories

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

As of December 31, 2010 and 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	30-50 years	10%
Plant and machinery	5-30 years	10%
Motor vehicles	8-10 years	10%
Office equipments	5 years	10%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the years ended December 31, 2010 and 2009 were $349,234 and $314,065, respectively.

Certain property, plant and equipment with original costs of $1,027,588 and $988,770 have become fully depreciated as of December 31, 2010 and 2009, respectively.

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

Amortization expense for the years ended December 31, 2010 and 2009 were $75,604 and $16,354, respectively.

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

Amortization expense for the years ended December 31, 2010 and 2009 were $2,369,116 and $nil, respectively. The estimated annual amortization expense is $2,436,217 for each of the five succeeding years.

●	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2010 and 2009.

●	Goodwill

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in assisting them in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of December 31, 2010, the Company determines that no goodwill impairment charge is required.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2010 and 2009.

The Company has distributor arrangements with certain parties for sale of its processed seafood products and algae-based beverage products. The distributor agreements do not provide chargeback, price protection, or stock rotation rights.

Rental income from operating leases on real estate properties is recognized on a straight-line basis over the lease period.

●	Cost of revenue

Cost of revenue consists primarily of purchase cost of raw materials, packaging materials, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of processed seafood products, marine catch and algae-based beverage products. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expense of $1,069,402 and $196,461 for the years ended December 31, 2010 and 2009, respectively.

●	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $212,677 and $236,595 of such costs for the years ended December 31, 2010 and 2009, respectively.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income as the related employee service is provided.

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

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

Reconciliation from basic earnings per share to diluted earnings per share:

	Years Ended December 31,
	2010	2009

Earnings for the years	$21,138,952	$14,564,454

Determination of shares:
Basic weighted average common shares outstanding	28,301,949	23,062,839
Assumed exercise of warrants	669,131	1,329,103

Diluted weighted average common shares outstanding	28,971,080	24,391,942

Basic earnings per share	$0.75	$0.63
Diluted earnings per share	$0.73	$0.60

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations and comprehensive income.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	2010	2009
Year-end exchange rates RMB:US$1	6.5918	6.8372
Average yearly exchange rates RMB:US$1	6.7788	6.8409

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended December 31, 2010, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products in the PRC.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, amount due to a stockholder, income tax payable and accrued liabilities and other payables are carried at cost which approximates fair value. The estimated fair value of short-term borrowing was $nil million and $4.1 million as of December 31, 2010 and 2009, respectively, based on current market prices or interest rates.

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

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Year Ended December 31,
(%)	2010	2009	2008
Sales
RMB	99.6	97.4	95.1
US dollars	0.4	2.6	4.9
Total	100.0	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at December 31, 2010, the exchange rate was approximately US$1.00 to RMB6.5918. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our net foreign exchange gains or losses for the last three financial years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008

Net foreign exchange (losses)/ gains (US$’000)	(13)	(3)	(19)
As a percentage of income before tax (%)	0.05	0.02	0.15

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

CHINA MARINE FOOD GROUP LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Marine Food Group Limited

We have audited the accompanying consolidated balance sheet of China Marine Food Group Limited and its subsidiaries (“the Company”) as of December 31, 2010 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO CHINA LI XIN DA HUA CPA, CO. LTD.

Shenzhen, P.R. China
March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Marine Food Group Limited

We have audited the accompanying consolidated balance sheet of China Marine Food Group Limited and its subsidiaries (“the Company”) as of December 31, 2009 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flow for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flow for the year ended December 2009 and in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
March 22, 2010

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,556,772	$7,143,232
Accounts receivable, net	48,530,539	18,834,062
Inventories	9,992,870	3,876,950
Note receivable	-	26,399,696
Prepaid expenses and other current assets	105,640	151,653

Total current assets	74,185,821	56,405,593

Property, plant and equipment, net	8,801,267	8,599,977
Land use rights, net	2,991,459	615,355
Construction in progress	13,409,068	-
Prepayment for land use right	-	2,274,323
Intangible assets, net	21,926,593	-
Goodwill	2,460,971	-

TOTAL ASSETS	$123,775,179	$67,895,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$-	$4,139,121
Accounts payable, trade	3,764,722	885,286
Amount due to a stockholder	261,789	69,587
Income tax payable	537,751	618,664
Accrued liabilities and other payables	4,858,694	2,334,384

Total current liabilities	9,422,956	8,047,042

Commitments and contingencies (see Note 19)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2010 and 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,977,976 and 23,413,639 shares issued and outstanding as of December 31, 2010 and 2009	28,978	23,414
Additional paid-in capital	47,377,872	16,888,532
Statutory reserve	9,263,241	5,614,517
Accumulated other comprehensive income	7,402,582	3,576,135
Retained earnings	49,922,756	33,745,608
Total China Marine Food Group Limited stockholders’ equity	113,995,429	59,848,206
Non-controlling interests	356,794	-
Total stockholders’ equity	114,352,223	59,848,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,775,179	$67,895,248

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended December 31,
	2010	2009
Revenue, net
Processed seafood products	$70,466,645	$52,049,023
Marine catch	26,194,480	17,536,660
Algae-based beverage products	26,018,510	-
	122,679,635	69,585,683

Cost of revenue (inclusive of depreciation and amortization)
Processed seafood products	(46,140,571)	(34,721,649)
Marine catch	(23,730,303)	(15,734,576)
Algae-based beverage products	(15,348,486)	-
	(85,219,360)	(50,456,225)

Gross profit	37,460,275	19,129,458

Operating expenses:
Depreciation and amortization	(2,522,058)	(79,725)
Sales and marketing	(6,359,641)	(608,685)
General and administrative	(3,230,177)	(2,276,006)

Total operating expenses	(12,111,876)	(2,964,416)

Income from operations	25,348,399	16,165,042

Other income (expenses):
Subsidy income	82,168	309,901
Rental income	92,199	82,299
Interest income	111,955	288,687
Interest expense	(40,032)	(230,433)

Income before income taxes	25,594,689	16,615,496

Income tax expense	(4,455,167)	(2,051,042)

NET INCOME	21,139,522	14,564,454

Less: net income attributable to non-controlling interests	(570)	-

Net income attributable to China Marine Food Group Limited	$21,138,952	$14,564,454

Other comprehensive income:
- Foreign currency translation gain	3,826,447	127,699

COMPREHENSIVE INCOME	$24,965,399	$14,692,153

Net income per share attributable to China Marine Food Group Limited
- Basic	$0.75	$0.63
- Diluted	$0.73	$0.60

Weighted average shares outstanding
- Basic	28,301,949	23,062,839
- Diluted	28,971,080	24,391,942

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$21,139,522	$14,564,454
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,793,954	330,419
Loss on disposal of property, plant and equipment	-	1,386
Stock issued to an executive	143,100	66,975
Stock issued for service	109,725	69,000
Allowance for doubtful accounts	149,229	70,425
Changes in operating assets and liabilities:
Accounts receivable	(29,845,706)	(14,085,053)
Inventories	(6,115,920)	2,802,538
Prepaid expenses and other current assets	46,013	175,324
Accounts payable, trade	2,879,436	468,823
Income tax payable	(80,913)	256,338
Accrued liabilities and other payables	2,524,310	946,957

Net cash (used in) provided by operating activities	(6,257,250)	5,667,586

Cash flows from investing activities:
Purchase of property, plant and equipment	(233,121)	(353,177)
Cash paid to construction in progress	(13,409,068)	(995,235)
Cash paid to prepayment for land use right	-	(2,274,323)
Addition to land use right	(69,778)	-
Net cash received from acquisition of a subsidiary	952,170	-
Advances to note receivable	-	(26,399,696)

Net cash used in investing activities	(12,759,797)	(30,022,431)

Cash flows from financing activities:
Advance from (Repayment of) amount due to a stockholder	192,202	(100,504)
Advance to a non-controlling stockholder of a subsidiary	(145,999)	-
Proceeds from the registered direct offering, net of expenses	28,328,466	-
Proceeds from exercise of warrants	1,913,613	-
Proceeds from short-term borrowings	-	4,139,121
Repayment on short-term borrowings	(4,139,121)	(4,289,341)
Dividends paid	(1,313,080)	-

Net cash provided by (used in) financing activities	24,836,081	(250,724)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,819,034	(24,605,569)

Effect of exchange rate changes in cash and cash equivalents	2,594,506	108,494

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,143,232	31,640,307

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,556,772	$7,143,232

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,536,080	$1,794,704
Cash paid for interest	$40,032	$230,433

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from prepayment to land use rights	$2,274,323	$-
Transfer from construction in progress to property, plant and equipment	$-	$2,600,090

ACQUISITION OF XIANGHE
Transfer from note receivable to paid for acquisition of Xianghe	$26,399,696	$-
Consideration paid by Xianghe on behalf of Mingxiang	$1,400,304	$-

See accompanying notes to consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	China Marine Food Group Limited stockholders’ equity
					Accumulated
			Additional		other		Non-	Total
	Common stock		paid-in	Statutory	comprehensive	Retained	controlling	stockholders’
	No. of shares	Amount	capital	reserve	income	earnings	interests	equity

Balance as of December 31, 2008	23,026,301	$23,026	$16,752,945	$4,883,700	$3,448,436	$19,911,971	$-	$45,020,078

Stock issued to an executive	30,000	30	66,945	-	-	-	-	66,975
Stock issued for service	25,051	25	68,975	-	-	-	-	69,000
Exercise of warrants	332,287	333	(333)	-	-	-	-	-
Net income for the year	-	-	-	-	-	14,564,454	-	14,564,454
Appropriation to statutory reserve	-	-	-	730,817	-	(730,817)	-	-
Foreign currency translation adjustment	-	-	-	-	127,699	-	-	127,699

Balance as of December 31, 2009	23,413,639	$23,414	$16,888,532	$5,614,517	$3,576,135	$33,745,608	$-	$59,848,206

Stock issued under the registered direct offering, net of expenses	4,792,388	4,792	28,323,674	-	-	-	-	28,328,466
Stock issued to an executive	30,000	30	143,070	-	-	-	-	143,100
Stock issued for service	17,500	17	109,708	-	-	-	-	109,725
Cashless exercise of warrants	266,427	267	(267)	-	-	-	-	-
Cash exercise of warrants	458,022	458	1,913,155	-	-	-	-	1,913,613
Net income for the year	-	-	-	-	-	21,138,952	570	21,139,522
Appropriation to statutory reserve	-	-	-	3,648,724	-	(3,648,724)	-	-
Distribution of dividend to a non-controlling stockholder	-	-	-	-	-	(1,313,080)	-	(1,313,080)
Share of non-controlling interests from business combination, net	-	-	-	-	-	-	356,224	356,224
Foreign currency translation adjustment	-	-	-	-	3,826,447	-	-	3,826,447

Balance as of December 31, 2010	28,977,976	$28,978	$47,377,872	$9,263,241	$7,402,582	$49,922,756	$356,794	$114,352,223

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Business history of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Ocean Technology (China) Company Limited (“Ocean Technology”)	Hong Kong, a limited liability company	Investment holding in Hong Kong	10,000 issued shares of HK$1 each	100%

Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”)	The PRC, a limited liability company	Trading and distribution of marine products in the PRC and overseas	$33,000,000	100%

Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”)	The PRC, a limited liability company	Trading and distribution of marine products in the PRC and overseas	RMB50,000,000	100%

Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”)	The PRC, a limited liability company	Property holding	RMB4,500,000	100%

Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”)	The PRC, a limited liability company	Sale and distribution of algae-based beverage products	RMB5,000,000	80%

Shishi Xianglin Trading Co., Ltd. (“Xianglin”)	The PRC, a limited liability company	Dormant	RMB800,000	100%

China Marine and its subsidiaries are hereinafter referred to as “the Company”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

The audited consolidated financial statements include the financial statements of China Marine and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Non-controlling interest

Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810, “Consolidation”, and are reported as a component of our equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, If any, will be reported at fair value with any gain or loss recognized in earnings.

Under generally accepted accounting principles when losses applicable to the non-controlling interest in a subsidiary exceed the non-controlling interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the non-controlling interest to make good on such losses. We, therefore, absorbed all losses applicable to a non-controlling interest where applicable. If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

●	Use of estimates

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $14,364,156 and $7,125,721 as of December 31, 2010 and 2009, respectively.

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

Accounts receivable consisted of the following:

	December 31,
	2010	2009

Account receivable, at cost	$48,774,411	$18,928,705
Less: allowance for doubtful accounts	(243,872)	(94,643)
Account receivable, net	$48,530,539	$18,834,062

As of December 31, 2010 and 2009, the allowance for doubtful accounts was $243,872 and $94,643, respectively.

Increase in accounts receivable was mainly due to the extension of credit period to our major customers so as to cope with the current market practice, and the block sales of marine catch trading materials in December 2010.

Changes in the allowance for doubtful accounts are as follows:

	December 31,
	2010	2009

Beginning balance	$94,643	$24,218
Provision for (Reversal of) doubtful accounts	149,229	70,425
Amounts written off	-	-
Ending balance	$243,872	$94,643

●	Inventories

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

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

As of December 31, 2010 and 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Buildings	30-50 years	10%
Plant and machinery	5-30 years	10%
Motor vehicles	8-10 years	10%
Office equipments	5 years	10%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the years ended December 31, 2010 and 2009 were $349,234 and $314,065, respectively.

Certain property, plant and equipment with original costs of $1,027,588 and $988,770 have become fully depreciated as of December 31, 2010 and 2009, respectively.

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

Amortization expense for the years ended December 31, 2010 and 2009 were $75,604 and $16,354, respectively.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Amortization expense for the years ended December 31, 2010 and 2009 were $2,369,116 and $nil, respectively. The estimated annual amortization expense is $2,436,217 for each of the five succeeding years.

●	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2010 and 2009.

●	Goodwill

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in assisting them in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of December 31, 2010, the Company determines that no goodwill impairment charge is required.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2010 and 2009.

The Company has distributor arrangements with certain parties for sale of its processed seafood products and algae-based beverage products. The distributor agreements do not provide chargeback, price protection, or stock rotation rights.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Rental income from operating leases on real estate properties is recognized on a straight-line basis over the lease period.

●	Cost of revenue

Cost of revenue consists primarily of purchase cost of raw materials, packaging materials, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of processed seafood products, marine catch and algae-based beverage products. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expense of $1,069,402 and $196,461 for the years ended December 31, 2010 and 2009, respectively.

●	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $212,677 and $236,595 of such costs for the years ended December 31, 2010 and 2009, respectively.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income as the related employee service is provided.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

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

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

Reconciliation from basic earnings per share to diluted earnings per share:

	Year Ended December 31,
	2010	2009

Earnings for the years	$21,138,952	$14,564,454

Determination of shares:
Basic weighted average common shares outstanding	28,301,949	23,062,839
Assumed exercise of warrants	669,131	1,329,103

Diluted weighted average common shares outstanding	28,971,080	24,391,942

Basic earnings per share	$0.75	$0.63
Diluted earnings per share	$0.73	$0.60

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations and comprehensive income.

The reporting currency of the Company is the United States Dollars ("US$"). The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	2010	2009
Year-end exchange rates RMB:US$1	6.5918	6.8372
Average yearly exchange rates RMB:US$1	6.7788	6.8409

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended December 31, 2010, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products in the PRC.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, amount due to a stockholder, income tax payable and accrued liabilities and other payables are carried at cost which approximates fair value. The estimated fair value of short-term borrowing was $nil million and $4.1 million as of December 31, 2010 and 2009, respectively, based on current market prices or interest rates.

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

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

3.	ACQUISITION OF BRANDED ALGAE-BASED BEVERAGE COMPANY

On November 27, 2009, the Company entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing (“Qiu”) and Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”). The Option Agreement provided the Company to make a loan to Xianghe in the amount of approximately $26.4 million to be used for working capital purposes, of which the maturity date was January 26, 2010. In consideration for the loan, the Company received the option to buy shares representing eighty percent (80%) of Xianghe from its sole shareholder, Qiu. The interest rate on the loan is 5.0% per annum. Qiu agreed to pledge all of his shares in Xianghe to guarantee the performance by Xianghe under the Option Agreement. The Company funded the loan from the currently available cash.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

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

The Company has been partially integrating the Hi-Power algae-based soft drinks into the Company’s current distribution network. Xianghe’s management team has also been integrated with the Company’s management since the acquisition. Xianghe utilizes third party manufacturers to produce the beverages.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price consideration is presented as below:

Acquired assets:
Cash and cash equivalents	$435,933
Accounts receivable, net	1,391,457
Inventories	10,871
Amount due from an owner	1,442,623
Property, plant and equipment, net	395
Intangible assets, net	8,596

Total assets acquired	3,289,875

Less: liabilities assumed
Accounts payable, trade	402,982
Income tax payable	225,180
Accrued liabilities and other payables	240,808

Total liabilities assumed	868,970

Less: non-controlling interests	484,181

Net assets acquired	1,936,724
Algae-based drink know-how	23,471,410
Goodwill	2,391,866

Purchase price consideration	$27,800,000

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

In connection with the business transfer, it was also agreed between both parties that Xianghe still assumed $83,260 in revenue and $2,459 in net income which mainly came from the algae-based soft drinks business during the transitional period in January 2010 and as a result, $570 in net income was attributed to the non-controlling interests as of the year end of 2010. Non-controlling interests from the business combination mainly represented the 20% share of pre-acquisition equity in Xianghe as of December 31, 2009 in the consolidated balance sheet.

4.	INVENTORIES

Inventories consisted of the following:

	December 31,
	2010	2009

Raw materials	$282,075	$510,104
Work-in-process	8,946,405	3,018,720
Finished goods	542,880	151,197
Packaging materials	221,510	196,929

Total	$9,992,870	$3,876,950

For the years ended December 31, 2010 and 2009, the Company recorded no allowance for slow-moving and obsolete inventories.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31,
	2010	2009

Buildings	$6,867,388	$6,620,904
Plant and machinery	3,631,616	3,484,371
Office equipments	103,099	65,010
Motor vehicles	787,685	578,810
	11,389,788	10,749,095
Less: accumulated depreciation	(2,588,521)	(2,149,118)

Property, plant and equipment, net	$8,801,267	$8,599,977

As of December 31, 2010 and 2009, certain property, plant and equipment with the net book value of $nil and $2,277,824, respectively, were pledged as securities in connection with the outstanding short-term borrowings, as described in more details in Note 9.

Depreciation expenses for the years ended December 31, 2010 and 2009 were $349,234 and $314,065, respectively, which included $261,378 and $240,272 in cost of revenue.

Certain property, plant and equipment with original costs of $1,027,588 and $988,770 have become fully depreciated as of December 31, 2010 and 2009, respectively.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

6.	LAND USE RIGHTS

Land use rights consisted of the following:

	December 31,
	2010	2009

Land use rights, at cost	$3,266,881	$805,937
Less: accumulated amortization	(275,422)	(190,582)

Land use rights, net	$2,991,459	$615,355

As of December 31, 2010 and 2009, certain land use rights with the net book value of $nil and $401,682, respectively, were pledged as securities in connection with the outstanding short-term borrowings, as described in Note 9.

Amortization expenses for the years ended December 31, 2010 and 2009 were $75,604 and $16,354, respectively, in which $10,518 and $10,422 were included in cost of revenue. Estimated aggregate future amortization expense for the succeeding 5 years and thereafter as of December 31, 2010 is as follows:

Years ending December 31,
2011	$75,604
2012	75,604
2013	75,604
2014	75,604
2015	75,604
Thereafter	2,613,439

Total	$2,991,459

7.	CONSTRUCTION IN PROGRESS

During 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of an additional floor at the existing staff quarter. The construction is expected to be completed in the first quarter of 2011. Total estimated construction costs are approximately $2.2 million. As of December 31, 2010, the Company recorded approximately $1.6 million as construction in progress.

During the same year, Mingxiang entered into an agreement with an independent third party in relation to the construction of a cold storage facility. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $17.7 million. As of December 31, 2010, the Company recorded approximately $11.6 million as construction in progress.

During the same year, Mingxiang entered into an agreement with an independent third party in relation to the construction of an algae extraction equipment. The equipment is expected to be completed in the first quarter of 2011. Total estimated equipment costs are approximately $0.2 million. As of December 31, 2010, the Company recorded approximately $0.2 million as construction in progress.

8.	PREPAYMENT FOR LAND USE RIGHT

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

During 2010, prepayment for land use right was transferred to land use right subject to the execution of a formal agreement with the local land and resources department.

In September, 2010, the Company began to build  cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where the Company obtains fresh seafood catch to be processed into seafood products. The Company expects to complete the construction in the second half of 2011.

9.	SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang, obtained short-term bank loans in the aggregate amount of $nil and $4,139,121 as of December 31, 2010 and 2009, respectively, with Agricultural Bank of China, a registered financial institution in the PRC. The weighted average effective interest rate per annum was 5.31% for 2010 and 2009, respectively, payable quarterly. Interest expenses for the years ended December 31, 2010 and 2009 were $40,032 and $230,433, respectively and none of the interest incurred was capitalized. All bank borrowings were fully repaid during the first quarter of 2010.

10.	AMOUNT DUE TO A STOCKHOLER

As of December 31, 2010 and 2009, the amounts of $261,789 and $69,587 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which were unsecured, interest free and repayable on demand.

11.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	December 31,
	2010	2009

Value-added tax payable	$3,174,961	$1,259,353
Accrued payroll and benefits	960,811	732,958
Accrued construction cost	-	130,146
Accrued operating expenses	535,749	48,457
Accrued professional expenses	186,404	150,107
Other payables	769	13,363

	$4,858,694	$2,334,384

12.	STOCKHOLDERS’ EQUITY

(a)	Issuance of common stock

On April 20, 2010, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc (“HCI”) to provide consulting services commencing on February 20, 2010 through February 20, 2011 for the Company. In connection with such service, the Company agreed to issue 17,500 shares of restricted common stock to HCI. The shares of common stock were valued at $109,725 or $6.27 per share.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

On July 26, 2009, the Company entered into an Employment Agreement with its CFO in which the Company agreed to provide restricted common stock award totaling 30,000 shares at the anniversary of the agreement. During 2010, the Company issued 30,000 shares of common stock to its CFO at the fair value of $143,100 or $4.77 per share.

(b)	Warrants granted, accounted for under the fair value method

In connection with the private placement offering, on November 17, 2007, the Company granted to consultants and agents warrants to purchase an aggregate of 929,916 shares of the Company’s common stock at an exercise price of $4.1782 per share or on a cashless exercise basis. The warrants vested immediately and expired on November 16, 2010. The market price of the stock was $4.1782 per share on the grant date. The Company valued the warrants at $2.0873 per share, or $1,941,014, using the Black-Scholes option-pricing model under ASC 718-20 and was recorded as offering expense in additional paid-in capital in the fiscal year 2007.

During the year ended December 31, 2009, certain warrant holders exercised 840,701 warrants on a cashless exercise basis to purchase 332,287 shares of the Company’s common stock.

During the year ended December 31, 2010, certain warrant holders exercised 1,226,428 warrants in total on a cash and cashless exercise basis to purchase 458,022 shares and 266,427 shares of the Company’s common stock, respectively.

A summary of warrant activity for the years ended December 31, 2010 and 2009 is as follows:

	Number of warrants	Weighted average exercise price	Remaining contractual term (year)	Aggregate intrinsic value

Outstanding and exercisable as of January 1, 2009	2,169,804	$4.1782	1.87	-
Granted	-	-	-	-
Exercised	(840,701)	4.1782	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable as of December 31, 2009	1,329,103	$4.1782	0.88	-
Granted	-	-	-	-
Exercised	(1,226,428)	4.1782	-	-
Forfeited	-	-	-	-
Expired	(102,675)	4.1782	-	-
Outstanding and exercisable as of December 31, 2010	-	$4.1782	-	-

(c)	Registered direct offering

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

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

The Company did not declare any dividends for the years ended December 31, 2010 and 2009.

As of December 31, 2010, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 shares and 28,977,976 shares, respectively.

13.	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

December 31, 2010

20% share of equity interest in Xianghe	$502,793
Less: advance to a non-controlling stockholder of a subsidiary	(145,999)

Net amount	$356,794

Advance to a non-controlling stockholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

During the year ended December 31, 2010, the Company’s subsidiary, Xianghe, declared final dividend of $1,313,080 (equivalent to RMB8,901,106) relating to the pre-acquisition result for the fiscal year 2009 to Mr. Qiu and was fully paid in April 2010.

14.	INCOME TAXES

For the years ended December 31, 2010 and 2009, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Year Ended December 31,
	2010	2009
Tax jurisdiction from:
– Local	$(6,518)	$(4,623)
– Foreign	25,601,207	16,620,119

Income before income taxes	$25,594,689	$16,615,496

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	4,455,167	2,051,042

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$4,455,167	$2,051,042

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

As of December 31, 2010, China Marine incurred $17,844 of net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $6,156 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, Ocean Technology incurred $547,756 of net operating losses carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $90,380 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the years ended December 31, 2010 and 2009. Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

Xianghe and Xianglin are approved as a domestic enterprise. Rixiang, Jixiang and Mingxiang are approved as a foreign investment enterprise and are entitled to, starting from the first profitable year, a two-year exemption from corporate income tax and a 50%-reduction in its preferential corporate income tax rate of 24% for the following three years ("Tax Holiday"). Such Tax Holiday of Rixiang, Jixiang and Mingxiang expired on December 31, 2009.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,
	2010	2009

Income before income taxes from PRC subsidiaries	$25,741,908	$16,759,164
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	6,435,477	4,189,791

Tax effect on utilization of net operating losses carryforwards	-	(89,216)
Tax effect from Tax Holiday	(2,579,429)	(2,051,042)
Tax effect on net operating losses from PRC subsidiaries	430	1,523
Tax effect on non-taxable income	(4)	(14)
Tax effect on non-deductible expenses	598,693	-

Income taxes at effective rate	$4,455,167	$2,051,042

As of December 31, 2010, the PRC operation incurred $112,939 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $28,235 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards from
– Local	$6,156	$3,907
– Hong Kong	90,380	67,165
– PRC	28,235	295,053
	124,771	366,125
Less: valuation allowance	(124,771)	(366,125)

Deferred tax assets	$-	$-

Management believes that it is more likely than not that the net deferred assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets of $124,771 and $366,125 as of December 31, 2010 and 2009, respectively. During 2010, the valuation allowance decreased by $241,354, primarily relating to net operating loss carryforwards.

15.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC, Rixiang, Jixiang, Mingxiang and Xianghe are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $727,067 and $545,068 for the years ended December 31, 2010 and 2009, respectively.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

16.	STATUTORY RESERVE

Under the PRC Law, the Company’s subsidiaries in the PRC, Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are required to make appropriation at the end of each fiscal year to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2010, and 2009, Rixiang contributed $267,589 and $730,817 to statutory reserve, respectively, whereas Mingxiang contributed $3,381,135 and $nil. Jixiang, Xianghe and Xianglin made no appropriation to the statutory reserve since they did not generate after-tax net income during these periods.

17.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)	Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the years ended December 31, 2010 and 2009 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2010 and 2009.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$70,466,645	$26,194,480	$26,018,510	$122,679,635
Cost of revenue	(46,140,571)	(23,730,303)	(15,348,486)	(85,219,360)

Gross profit	$24,326,074	$2,464,177	$10,670,024	$37,460,275

Expenditure for long-lived assets	$13,711,967	$-	$8,991	$13,720,958

	Year Ended December 31, 2009
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$52,049,023	$17,536,660	$-	$69,585,683
Cost of revenue	(34,721,649)	(15,734,576)	-	(50,456,225)

Gross profit	$17,327,374	$1,802,084	$-	$19,129,458

Expenditure for long-lived assets	$1,348,412	$-	$-	$1,348,412

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Expenditure for long-lived assets incurred in 2010 mainly relates to the construction of a cold storage facility which will be used for both processed seafood products and marine catch segments.

(b)	Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Year Ended December 31,
	2010	2009
Revenue, net:
The PRC	$122,205,967	$67,788,576
Asia	473,668	1,797,107

Total revenue, net	$122,679,635	$69,585,683

All the Company’s long-lived assets are located in the PRC in both periods.

18.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

The following is a table summarizing the revenue from customers that individually represents greater than 10% of the total revenue for the years ended December 31, 2010 and 2009 and their outstanding balances as at year-end dates.

		Year Ended December 31, 2010
Customer		Revenue	Percentage of total revenue	Accounts receivable, net

Customer A		$15,334,932	13%	$12,188,262

	Total:	$15,334,932	13%	$12,188,262

		Year Ended December 31, 2009
Customer		Revenue	Percentage of total revenue	Accounts receivable, net

Customer B		$11,726,167	17%	$6,799,701

	Total:	$11,726,167	17%	$6,799,701

(b)	Major vendors

The following is a table summarizing the purchases of raw materials from vendor that individually represents more than 10% of the total purchases for the years ended December 31, 2010 and 2009 and their outstanding balances as at year-end dates.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

		Year Ended December 31, 2010
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A		$13,682,806	21%	$89,885
Vendor B		12,622,622	19%	19,296
Vendor C		12,335,243	19%	-
Vendor D		8,864,852	13%	-
Vendor E		6,876,567	10%	-

	Total:	$54,382,090	82%	$109,181

		Year Ended December 31, 2009
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor C		$10,745,846	28%	$18,183
Vendor B		8,026,950	21%	-
Vendor E		6,953,216	18%	11,813
Vendor D		5,545,993	14%	-

	Total:	$31,272,005	81%	$29,996

(c)	Credit risk

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

19.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2011. On January 7, 2011, the Company renewed the captioned office space under a non-cancellable operating lease agreement for a further term of 3 years with fixed monthly rentals, expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the years ended December 31, 2010 and 2009 was $77,145 and $77,145, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Years ending December 31:
2011	$79,618
2012	80,000
2013	80,000
2014	10,714

Total	$250,332

(b)	Capital commitments

During 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of an additional floor at the existing staff quarter. The construction is expected to be completed in the first quarter of 2011. Total estimated construction costs are approximately $2.2 million. As of December 31, 2010, the Company recorded approximately $1.6 million as construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $0.6 million as of December 31, 2010.

During the same year, Mingxiang entered into an agreement with an independent third party in relation to the construction of a cold storage facility. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $17.7 million. As of December 31, 2010, the Company recorded approximately $11.6 million as construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $6.1 million as of December 31, 2010.

(c)	Guarantees

As of December 31, 2010, Mingxiang is contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB5,000,000) and $455,111 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,213,629 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2010, the Company has not recorded any liabilities under these guarantees.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

20.	SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2010 up through the date we issued the audited consolidated financial statements. During the period, except as disclosed in Note 19 (a) to the financial statements, we did not have any material recognizable subsequent events.

21.	UNAUDITED PRO FORMA FINANCIAL INFORMATION.

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

CHINA MARINE FOOD GROUP LIMITED
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”))

	The Company	Xianghe	Pro forma adjustment		Pro forma consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,143,232	$435,933			$7,579,165
Accounts receivable, net	18,834,062	1,391,457			20,225,519
Inventories	3,876,950	10,871			3,887,821
Note receivable	26,399,696	-	(26,399,696)	A	-
Amount due from an owner	-	1,442,623	(1,400,304)	A	42,319
Prepaid expenses and other current assets	151,653	-			151,653

Total current assets	56,405,593	3,280,884			31,886,477

Non-current assets:
Goodwill	-	-	2,391,866	A	2,391,866
Property, plant and equipment, net	8,599,977	395			8,600,372
Intangible asset, net	-	8,596	23,471,410	A	23,480,006
Prepayment for land use right	2,274,323	-			2,274,323
Land use rights, net	615,355	-			615,355

TOTAL ASSETS	$67,895,248	$3,289,875			$69,248,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,139,121	$-			$4,139,121
Accounts payable, trade	885,286	402,982			1,288,268
Amount due to a stockholder/an owner	69,587	-			69,587
Income tax payable	618,664	225,180			843,844
Accrued liabilities and other payable	2,334,384	240,808			2,575,192

Total current liabilities	8,047,042	868,970			8,916,012

Stockholders’ equity:
Preferred stock	-	-			-
Common stock	23,414	733,483	(733,483)	B	23,414
Additional paid-in capital	16,888,532	-			16,888,532
Statutory reserve	5,614,517	253,364	(253,364)	B	5,614,517
Accumulated other comprehensive income	3,576,135	(1,670)	1,670	B	3,576,135
Retained earnings	33,745,608	1,435,728	(1,435,728)	B	33,745,608

Total stockholders’ equity	59,848,206	2,420,905			59,848,206

Non-controlling interest	-	-	484,181	B	484,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,895,248	$3,289,875			$69,248,399

CHINA MARINE FOOD GROUP LIMITED
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009
 (Currency expressed in United States Dollars (“US$”))

	The Company	Xianghe #1	Pro forma adjustments		Pro forma consolidated

Revenue, net	$69,585,683	$7,568,657			$77,154,340

Cost of revenue	(50,456,225)	(4,530,736)			(54,986,961)
Gross profit	19,129,458	3,037,921			22,167,379

Operating expenses:
Depreciation and amortization	(79,725)	(418)			(80,143)
Sales and distribution	(608,685)	(632,290)			(1,240,975)
General and administrative	(2,276,006)	(83,770)			(2,359,776)
Total operating expenses	(2,964,416)	(716,478)			(3,680,894)
Income from operations	16,165,042	2,321,443			18,486,485

Other income (expenses):
Subsidy income	309,901	-			309,901
Rental income	82,299	-			82,299
Interest income	288,687	823	(70,010)	C	219,500
Interest expense	(230,433)	(70,010)	70,010	C	(230,433)

Total other expenses	450,454	(69,187)			381,267
Income before income taxes	16,615,496	2,252,256			18,867,752
Income tax expense	(2,051,042)	(563,164)			(2,614,206)
Non-controlling interest	-	-	(337,818)	C	(337,818)

NET INCOME	$14,564,454	$1,689,092			$15,915,728

Per share information:
Net income per share
– Basic	$0.63	-		D	$0.69
– Diluted	$0.60	-		D	$0.65

Weighted average shares outstanding
– Basic	23,062,839	-			23,062,839
– Diluted	24,391,942	-			24,391,942

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

The following table summarizes the historical value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price consideration is presented as below:
Acquired assets:
Cash and cash equivalents	$435,933
Accounts receivable, net	1,391,457
Inventories	10,871
Amount due from an owner	1,442,623
Property, plant and equipment, net	395
Intangible assets, net	8,596

Total assets acquired	3,289,875

Less: liabilities assumed
Accounts payable, trade	402,982
Amount due to an owner	-
Income tax payable	225,180
Accrued liabilities and other payable	240,808

Total liabilities assumed	868,970

Less: non-controlling interest	484,181

Net assets acquired	1,936,724
Algae-based drink know-how *	23,471,410
Goodwill	2,391,866

Purchase price consideration	$27,800,000

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

On October 29, 2010, the Company engaged BDO China Li Xin Da Hua (“BDO China”) as the Company’s new independent accountant. During the two most recent years ended December 31, 2009 and 2008, and any subsequent interim period through October 29, 2010, the Company did not consult with BDO China, the newly engaged accountant, regarding any matter described in Item 304(a)(2) of Regulation SK, including any issue related to the Company’s financial statements, subject of a disagreement, any reportable event or the type of audit opinion that might be rendered for the Company. The change of independent accountant was approved by the Audit Committee of the Board of Directors of the Company.

On October 29, 2010, the Company’s former independent accountant, ZYCPA Company Limited (“ZYCPA”) resigned as independent accountant of the Company.  The former independent accountant’s reports on the Company’s financial statements for the last two fiscal years did not contain any adverse opinions or disclaimer of opinions, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, the accountant’s reports did not include any disclosure of uncertainty regarding the Company’s ability to continue as a going concern.

During the Company’s past two fiscal years ended December 31, 2009 and 2008, and in the subsequent interim period through October 29, 2010 (the date of the resignation of the former accountant), there were no disagreements between the Company and ZYCPA, the former independent accountant, on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exhchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding require disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. On January 1, 2010, Mingxiang acquired shares representing 80% of the registered capital stock of Xianghe. Its operations have been excluded from our review of the internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. We integrated Xianghe’s operations, including internal controls and processes, and extended our Section 404 compliance program to Xianghe’s operations.

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

ITEM 9B.	Other Information

None

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant, and Corporate Governance

DIRECTORS AND OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position held

Pengfei LIU	55	CEO, Secretary and Director

Marco Hon Wai KU	37	Chief Financial Officer

Weipeng LIU	34	Director

Xiaochuan LI	66	Independent Director

Changhu XUE	46	Independent Director

Honkau WAN	37	Independent Director

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

Changhu Xue has served as an independent Director of the Company since October 2008. Since 1990, Mr. Xue has been a professor of Aquatic Product Processing and Preserving Engineering at the Ocean University of China. Mr. Xue is a Council Member of China Society of Fisheries and the Chairman of the Fish Processing and Comprehensive Utilization Sub-committee of the China Society of Fisheries. He is also the Chief Secretary of the Steering Committee for Light Industry and Food Education in the Ministry of Education for the People’s Republic of China. Mr. Xue’s major focus of research has been in aquatic product processing and fisheries chemistry. Mr. Xue has completed over 20 state and provincial research projects including the research schemes in the National Natural Science Foundation of China and has published over 100 papers and articles in academic journals. In 1990, Mr. Xue was the first recipient of a doctoral degree in Agriculture and Aquatic Products in China. Mr. Xue has obtained 8 patent certificates and 2 technological achievements awarded by the provincial authority. Mr. Xue is not a member of the board of directors of any other public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Xue has the experience, qualifications, attributes and skills necessary to serve on the Board because of his extensive academic knowledge of the seafood industry and research accomplishments.

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

COMPLIANCE EITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

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

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. Our cash incentive program takes into account multiple metrics, thus diversifying the risk associated with any single performance metric, and we believe it does not incentivize our executive officers to focus exclusively on short-term outcomes. Pursuant to their Service Agreements with the Company, Pengfei Liu and Weipeng Liu can receive a bonus based on the Company’s profitability before taxes (“PGT”). To date, we have not granted equity awards as incentive bonuses. Our equity awards are expected to be subject to vesting to align the long-term interests of our executive officers with those of our stockholders.

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

Base Salary

The base salary paid to Mr. Pengfei Liu, Mr. Shaobin Yang and Mr. Marco Ku during 2008 was approximately $138,000, $65,000 and $118,000, respectively. In 2009, the base salary paid to Mr. Pengfei Liu, Mr. Marco Ku and Mr. Weipeng Liu was approximately $140,000, $140,000 and $44,000, respectively. The 2010 base salary for Mr. Pengfei Liu, Mr. Marco Ku and Mr. Weipeng Liu is about $142,000, $142,000 and $44,000, respectively. All such amounts were paid in cash. The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of our Board of Directors and/or our executive officers. The compensation paid to our each independent director Xiaochuan Li, Changhu Xue, and Honkau Wan in the year of 2010 are $9,100, $9,100, and $7,700, respectively.

Bonuses

Incentive bonuses for Mr. Pengfei Liu and Mr. Weipeng Liu are based on a fixed formula as more fully described below under “Bonuses and Deferred Compensation” and are based upon our PBT, where “PBT” refers to the audited combined profit from our operations and before income tax and before any dividend distribution (excluding non-recurring exceptional items and extraordinary items) and before minority interests for the relevant financial year. Since the PBT for the year ended December 31, 2010 was $25,989,079, Mr. Pengfei Liu and Mr. Weipeng Liu were eligible to receive a bonus for 2010 in an amount of approximately $264,000 and $50,000, respectively.

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

Equity Incentives

In December 2010, the Board of Directors approved the 2010 Stock Award Plan (the "Plan") covering 2,800,000 shares. The Company anticipates submitting the plan for shareholder approval at the annual meeting of shareholders to be convened in 2011. The shares underlying the Plan were subsequently registered pursuant to a form S-8 under the Securities Act.

 The Plan is intended to benefit the stockholders of the Company by providing a means to attract, retain and reward individuals who can and do contribute to the longer-term financial success of the Company.  Further, the recipients of stock-based awards under the Plan should identify their success with that of the company's shareholders and therefore will be encouraged to increase their proprietary interest in the Company. The Compensation Committee (the “Committee”) administers the Plan.

The Plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights ("SARs"), stock award and stock unit awards, performance shares and other cash or share-based awards. In the event of any merger, reorganization, recapitalization, stock split, stock dividend, or other change in corporate structure that affects our common stock, an adjustment may be made to the (a) maximum number of shares available for grants under the plan and/or kind of shares that may be delivered under the plan, (b) the individual award limits under the plan and (c) number, kind and/or price of shares subject to outstanding awards granted under the plan, by the Committee or the Board of Directors, to prevent dilution or enlargement of rights. Shares of stock covered by an award under the plan that is cancelled, expired, forfeited or settled in cash will again be available for issuance in connection with future grants of awards under the plan.

The Committee or Board of Directors has broad authority to administer the plan, including the authority to determine when and to whom awards will be made, determine the type and size of awards, determine the terms and conditions of awards, construe and interpret the plan and award agreements, establish rates and resolutions for the plan's administration, and amend outstanding awards. Generally, the plan is open to directors, employees and consultants who are selected by the Committee or Board of Directors.

Stock Award. Stock Units and Performance Shares. These awards may be granted in such amounts and subject to such terms and conditions as determined by the Committee or Board of Directors. Holders of restricted stock may generally exercise full voting rights and may be credited with regular dividends paid with respect to the underlying shares while they are so held; however, stock dividends or other non-cash distributions made with respect to restricted stock awards generally will be subject to the same restrictions as the restricted stock award. Generally, after the last day of the applicable period of restriction, the shares become freely transferable.

Stock units and performance shares are conditional grants of a right to receive a specified number of shares of common stock or an equivalent amount of cash (or a combination of shares and cash) if certain conditions are met. Each restricted stock unit and performance share must have an initial value equal to the fair market value of a share on the date of grant. Stock units may have conditions relating to continued service or employment only or continued employment or service and attainment of performance goals, as determined by the Committee or Board of Directors. Performance shares may be granted based on a performance period of one or more years or other periods, as determined by the Committee or Board of Directors.

Stock Options. Options granted under the plan may be "incentive stock options," as defined in Section 422 of the Code, or "nonqualified stock options" which are stock options that do not qualify as incentive stock options. An incentive stock option must expire within ten years from the date it is granted (five years in the case of options granted to holders of more than 10% of the total combined voting power of all classes of our stock and the stock of our subsidiaries). The exercise price of an incentive stock option, qualified or non-qualified, must be at least equal to 120% of the fair market value on the date such incentive stock option is granted. Subject to such restrictions as the Committee or Board of Directors may impose, the exercise price of options granted under the plan may be paid (i) in cash or its equivalent, (ii) by delivery, or attesting to the ownership, of previously-acquired shares of our common stock, (iii) pursuant to a cashless exercise program, (iv) by such other methods as the Committee or Board of Directors may permit or (v) by any combination of (i), (ii), (iii) and (iv). As of the date of this prospectus, no non-qualified stock options had been granted under the plan.

SARs. The Committee or Board of Directors may grant a SAR in connection with all or any portion of an option grant as well as independent of any option grant. A SAR entitles the participant to receive the amount by which the aggregate market price at the time of exercise of a specified number of shares over the aggregate exercise price of the stock appreciation right being exercised. The excess amount will be payable in common stock, in cash, or in a combination of shares and cash.

The Committee or Board of Directors must determine the performance objectives for grants of performance shares and the range of the number of shares to be paid to an employee if the relevant measure of performance is met within the performance period. Recipients of stock units and performance shares may receive dividend equivalents with respect to their awards.

Other Awards. Subject to the terms of the plan, the Committee or Board of Directors may grant other awards such as deferred share, share or cash awards based on attainment of performance or other goals or shares in lieu of cash under other incentive or bonus programs. Payment under such awards may be made in such manner and at such times as the Committee or Board of Directors may determine.

Except as otherwise provided in a participant's award agreement, upon the occurrence of a change in control of the company, then the amount of shares that will vest shall be determined by the Committee.  In the event a recipient’s employment or service with the Company is terminated by the Company following a change in control, each award held by the recipient that was exercisable as of the date of termination of his employment or service shall remain exercisable for a period ending not before the earlier of the first anniversary of the termination of the receipient’s employment or service or the expiration of the stated term of the award.

The Plan may be amended, suspended or terminated at any time by our Board of Directors, provided that suspension or termination shall not of itself impair any outstanding award granted under the plan or the applicable participant's rights regarding such award.

As of February 22, 2011, we had not made any awards under the Plan.  We did award 30,000 shares to Mr. Ku in 2010  pursuant to his employment agreement upon the completion of his third year’s service for the Company. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Compensation Committee determines that it is in the best interests of our stockholders and the Company to do so.

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2010. As of December 31, 2010, none of our executive officers or directors owned any of our derivative securities.

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

SUMMARY COMPENSATION TABLE
Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pengfei Liu, CEO	2008	138,000	98,000	-	-	-	-	-	236,000
	2009	140,000	131,000	-	-	-	-	-	271,000
	2010	142,000	264,000	-	-	-	-	-	406,000

Shaobin Yang, Deputy CEO (1)	2008	65,000	33,000	-	-	-	-	-	98,000

Marco Hon Wai Ku, CFO	2008	118,000	-	34,000	-	-	-	-	152,000
	2009	140,000	-	105,000	-	-	-	-	245,000
	2010	142,000	-	143,100	-	-	-	-	285,100

Weipeng Liu, Director	2008	43,000	20,000	-	-	-	-	-	63,000
	2009	44,000	27,000	-	-	-	-	-	71,000
	2010	44,000	50,000	-	-	-	-	-	94,000

(1)   Mr. Yang resigned from the Company on December 28, 2008.

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

We also have entered into a service agreement with Marco Hon Wai Ku who joined the Company as our chief financial officer in July 2007. The service agreement with Mr. Ku is renewable on a year-to-year basis and may be terminated by either party giving not less than two months’ notice in writing to the other. The service agreement was renewed in July 2009.  The service agreement may also be terminated if Mr. Ku commits a breach of the agreement, such as being convicted of any offence involving fraud or dishonesty or being adjudicated bankrupt. The service agreement covers the terms of employment, such as salary and bonus. Under the service agreement, Mr. Ku has also agreed not to enter into businesses that will compete with us for a period of six months after the termination of the service agreement.  Mr. Ku will be paid annual cash compensation, including his travel and housing allowance, of approximately $142,000, and will receive a common stock award of 30,000 shares upon the completion of his third year’s service for the Company.

Bonuses and Deferred Compensation

Pursuant to the Service Agreements, we will pay to each of Pengfei Liu and Weipeng Liu an incentive bonus based on our PBT.

The amount of incentive bonus that Pengfei Liu is expected to receive in each fiscal year will be determined as follows:

Rate of Incentive Bonus
PBT	Pengfei Liu
Where the PBT is between US $ 11,801,499 and US $ 14,751,873	0.75% of the PBT

Where the PBT is US $ 14,751,873 or more but not more than US $ 17,702,248	0.75% of the PBT for the first US $ 14,751,873 of PBT; and 1.0% on the amount over US $ 14,751,873

Where the PBT is US $ 17,702,248 and above	0.75% of the PBT for the first US $ 14,751,873 of PBT; 1.0% on the US $ 2,950,375 after the first US $ 14,751,873 of PBT; and 1.5% on the amount over US $ 17,702,248

The amount of incentive bonus that Weipeng Liu is expected to receive in each fiscal year will be determined as follows:

Rate of Incentive Bonus
PBT	Weipeng Liu
Where the PBT is between US $ 11,801,499 and US $ 14,751,873	0.15% of the PBT

Where the PBT is above US $ 14,751,873	0.15% of the PBT for the first US $ 14,751,873 of PBT; and 0.25% on the amount over US $ 14,751,873

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

Director Compensation

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

The following table sets forth the total compensation paid to each independent Board member in 2010, 2009 and 2008:

Director Compensation For 2010

	Fees Earned
	or paid		Stock
Name	in Cash		Awards	Total
Xiaochuan LI	$9,102	(1)	$0	$9,102
Changhu XUE	$9,102	(1)	$0	$9,102
Honkau WAN	$7,692	(2)	$0	$7,692
TOTAL				$25,896

(1)  This amount is based on the exchange rate as of December 31, 2010 of US$1 equal to RMB6.5918.

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

The following tables set forth information regarding beneficial ownership of  28,977,976 outstanding shares of common stock as of February 25, 2011 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Da Bao Industrial Zone, Shishi City, Fujian, China, 362700.

Title of Class	Name & Address of Beneficial Owner	Office, If Applicable	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock $0.001 par	Pengfei Liu	CEO	12,052,037	41.6%
value	Dabao Industrial Zone,
	Shishi City, Fujian
	Province, China

Common Stock $0.001 par	Marco Hon Wai Ku	CFO	84,000	0.3%
value	Dabao Industrial Zone,
	Shishi City, Fujian
	Province, China

Common Stock $0.001 par value	Jayhawk Private Equity Fund, LP (1)		3,294,913	11.4%
	5410 West 61st Place, Suite 100
	Mission, KS 66205

Common Stock $.001 par value	All officers and directors as a group		12,136,037	41.9%

(1)
Includes 3,096,255 shares of common stock, par value $0.001 per share, held by Jayhawk Private Equity Fund, L.P. and 198,658 shares of common stock, par value $0.001 per share, held by Jayhawk Private Equity Co-Invest Fund, L.P..

CHANGES OF CONTROL

There are currently no arrangements which would result in a change in control.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

INTERESTED PERSON TRANSACTIONS

Except as disclosed herein, we have not entered into any related transaction with any of our directors, executive officers or controlling shareholder or their affiliates.

The transactions discussed in this section were not available to third parties. Pengfei Liu was the principal beneficial owner of Xianglin, Jixiang, Mingxiang and Rixiang when each of the transactions took place.  Therefore, Pengfei Liu and his wife, Yazuo Qiu, would provide financing for the companies in advance and provide guarantees without any consideration.

Details of the material interested person transactions for the fiscal year ended December 31, 2010are set forth below:

Year of Transaction	Acquirer	Acquiree	Nature/Amount of Property Acquired or to be Acquired	Terms of Transaction

2010	Ocean Technology	Pengfei Liu, CEO and Controlling Shareholder	$261,789 advance.	Advance was unsecured, repayable on demand and interest-free.

As of December 31, 2010, Mingxiang is contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB5,000,000) and $455,111 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,213,629 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2010, the Company has not recorded any liabilities under these guarantees.

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

The following is a summary of the fees billed to us by BDO China Li Xin Da Hua, the Company’s current auditors; Century Faith Consultants Limited, which prepared internal control report to the Company; Gervais McCannon Tyler & Associates, P.C., the Company’s current taxation advisors; ZYCPA Company, the Company’s former auditors (for the period January 27, 2009 to October 28, 2010), Cordovano and Honeck LLP, the Company’s former auditors (for the period November 17, 2008 to January 26, 2009):

Services (US$’000)	2010	2009	2008

Audit Fees	$278	$124	$110

Audit Related Fees	2	1	4

Tax Fees	7	5	7

All Other Fees	-	-	-

TOTAL	$287	$130	$121

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

(b) Exhibits

2.1	Share Exchange Agreement, dated November 17, 2007 by and among the Registrant, Ocean Technology and its stockholders. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 2.1)

3.1	Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada, as amended to date. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.1)

3.2	Amended and Restated Bylaws of the Registrant. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.2)

4.1	Form of Registration Rights Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.1)

4.2	Form of Common Stock Purchase Warrant issued to Investors dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.2)

4.3	Form of Common Stock Purchase Warrant issued to Sterne Agee & Leach, Inc. and its designee. (Filed with the Commission on Form 8-K/A dated November 30, 2007 as Exhibit 4.3)

4.4	Form of Common Stock Purchase Warrant issued to Yorkshire Capital Limited and its designee. (Filed with the Commission on Form 8-K/Adated November 30, 2007 as Exhibit 4.4)

4.5	China Marine Food Group Limited 2010 Stock Award Plan. (Filed with the Commission on Form S-8 dated December 14, 2010 as Exhibit 4.1)

10.1	Form of Securities Purchase Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K/A on November 30, 2007 as Exhibit 10.1)

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

10.26	Independent Director Agreement with Xiaochuan Li dated October 1, 2008 (filed with the Commission on Form 8-K dated October 30, 2008).

10.27	Independent Director Agreement with Changhu Xue dated October 1, 2008 (filed with the Commission on Form 8-K dated October 30, 2008).

10.28	Independent Director Agreement with Honkau Wan dated October 1, 2008 (filed with the Commission on Form 8-K dated October 30, 2008).

14.1	Business Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.1 and Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.2	Financial Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.2 and Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.3	Amendments to the By-Laws (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.03)

14.4	Charter for the Audit Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.5	Charter for the Corporate Governance and Nominating Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.6	Charter for the Compensation Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.3)

16.1	Letter from ZYCPA (Filed with the Commission on Form 8-K dated October 29, 2010 as Exhibit 16.1)

16.2	Letter from Coddovano and Honeck LLP (Filed with the Commission on Form 8-K dated January 27, 2009 as Exhibit 16.1)

21.1	Subsidiaries List (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 21)

24.1	Power of Attorney (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 24))

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Pengfei Liu, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Marco Hon Wai Ku , Chief Financial Officer (filed herewith)

99.1	Press release dated January 20, 2010 by the Company (Filed with the Commission on Form 8-K dated January 20, 2010).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: March 2, 2011	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: March 2, 2011	(Principal financial officer and principal accounting officer)