Form 10-Q
period 2011-03-31
CHINA MARINE FOOD GROUP LTD
filed 2011-05-09
CIK 1099977

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: May 6, 2011, Common Voting Stock: 29,677,976.

CHINA MARINE FOOD GROUP LIMITED.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2011

INDEX

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3 – 22

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23 – 37

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37-38

	PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	39

Item 1A:	Risk Factors	39 – 56

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3:	Defaults Upon Senior Securities	56

Item 4:	[Reserved]	56

Item 5:	Other Information	56

Item 6:	Exhibits	56 - 57
	Signatures	58

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 and Audited Condensed Consolidated Balance Sheets as of December 31, 2010	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2011 and 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2011	7

Notes to Unaudited Condensed Consolidated Financial Statements as of March 31, 2011	8-22

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares))

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,202,195	$15,556,772
Accounts receivable, net	16,352,147	48,530,539
Inventories	21,029,347	9,992,870
Prepaid expenses and other current assets	1,401,892	105,640

Total current assets	73,985,581	74,185,821

Property, plant and equipment, net	11,203,253	8,801,267
Land use rights, net	2,990,943	2,991,459
Construction in progress	13,295,469	13,409,068
Intangible assets, net	21,453,253	21,926,593
Goodwill	2,476,639	2,460,971

TOTAL ASSETS	$125,405,138	$123,775,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	2,573,986	3,764,722
Amount due to a stockholder	267,635	261,789
Income tax payable	158,425	537,751
Accrued liabilities and other payables	1,696,614	4,858,694

Total current liabilities	4,696,660	9,422,956

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,977,976 shares issued and outstanding as of March 31, 2011 and December 31, 2010	28,978	28,978
Additional paid-in capital	47,377,872	47,377,872
Statutory reserve	9,263,241	9,263,241
Accumulated other comprehensive income	8,141,081	7,402,582
Retained earnings	55,540,556	49,922,756
Total China Marine Food Group Limited stockholders’ equity	120,351,728	113,995,429
Non-controlling interests	356,750	356,794
Total stockholders’ equity	120,708,478	114,352,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,405,138	$123,775,179

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
REVENUE, NET
Processed seafood products	$19,868,771	$16,497,907
Marine catch	75,976	398,519
Algae-based beverage products	6,711,817	2,753,983
	26,656,564	19,650,409

COST OF REVENUE (inclusive of depreciation and amortization)
Processed seafood products	(13,123,646)	(10,969,020)
Marine catch	(47,350)	(289,245)
Algae-based beverage products	(3,873,104)	(1,783,730)
	(17,044,100)	(13,041,995)

GROSS PROFIT	9,612,464	6,608,414

OPERATING EXPENSES:
Depreciation and amortization	(663,287)	(622,736)
Sales and marketing	(1,586,120)	(385,218)
General and administrative	(660,632)	(619,998)

Total operating expenses	(2,910,039)	(1,627,952)

INCOME FROM OPERATIONS	6,702,425	4,980,462

OTHER INCOME (EXPENSES):
Rental income	23,968	22,601
Interest income	21,164	18,859
Interest expense	-	(39,697)

INCOME BEFORE INCOME TAXES	6,747,557	4,982,225

INCOME TAX EXPENSE	(1,129,801)	(1,056,092)

NET INCOME	5,617,756	3,926,133

Less: net loss (income) attributable to non-controlling interests	44	(295)

NET INCOME ATTRIBUTABLE TO CHINA MARINE FOOD GROUP LIMITED	$5,617,800	$3,925,838

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	738,499	(22,553)

COMPREHENSIVE INCOME	$6,356,299	$3,903,285

Net income per share attributable to China Marine Food Group Limited
- Basic	$0.19	$0.16
- Diluted	$0.19	$0.16

Weighted average shares outstanding
- Basic	28,977,976	24,125,064
- Diluted	28,977,976	25,016,494

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,617,756	$3,926,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	735,764	690,060
Reversal of doubtful accounts	(161,701)	(46,092)
Changes in operating assets and liabilities:
Accounts receivable	32,340,093	9,227,666
Inventories	(11,036,477)	616,347
Prepaid expenses and other current assets	(1,296,252)	(215,118)
Accounts payable, trade	(1,190,736)	1,282,052
Income tax payable	(379,326)	117,980
Accrued liabilities and other payables	(3,162,080)	(1,103,202)

Net cash provided by operating activities	21,467,041	14,495,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,316)	(77,705)
Cash paid to construction in progress	(1,734,258)	-
Addition to land use right	-	(69,778)
Net cash received from acquisition of a subsidiary	-	1,022,153

Net cash (used in) provided by investing activities	(1,748,574)	874,670

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from amount due to a stockholder	5,846	11
Proceeds from the registered direct offering, net of expenses	-	28,328,466
Proceeds from exercise of warrants	-	700,280
Repayment on short-term borrowings	-	(4,139,121)

Net cash provided by financing activities	5,846	24,889,636

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,724,313	40,260,132

Effect of exchange rate changes in cash and cash equivalents	(78,890)	(27,791)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,556,772	7,143,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,202,195	$47,375,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,509,127	$938,112
Cash paid for interest	$-	$39,697

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from prepayment to land use rights	$-	$2,274,323
Transfer from construction in progress to property, plant and equipment	$1,807,283	$-

ACQUISITION OF XIANGHE
Transfer from note receivable to paid for acquisition of Xianghe	$-	$26,399,696
Consideration paid by Xianghe on behalf of Mingxiang	$-	$1,400,304

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	China Marine Food Group Limited stockholders’ equity
					Accumulated
			Additional		other		Non-	Total
	Common stock		paid-in	Statutory	comprehensive	Retained	controlling	stockholders’
	No. of shares	Amount	capital	reserve	income	earnings	interests	equity

Balance as of December 31, 2010	28,977,976	$28,978	$47,377,872	$9,263,241	$7,402,582	$49,922,756	$356,794	$114,352,223

Net income for the period	-	-	-	-	-	5,617,800	(44)	5,617,756
Foreign currency translation adjustment	-	-	-	-	738,499	-	-	738,499

Balance as of March 31, 2011	28,977,976	$28,978	$47,377,872	$9,263,241	$8,141,081	$55,540,556	$356,750	$120,708,478

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

In the opinion of management, the condensed consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on the Form 10-K for the year ended December 31, 2010.

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

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of China Marine and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation. Results of acquired subsidiaries are consolidated from the date on which control is transferred to the Company and are no longer consolidated from the date that control ceases.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $34,164,262 and $14,364,156 as of March 31, 2011 and December 31, 2010, respectively.

•	Accounts receivable and allowance for doubtful accounts

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

Accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010

Account receivable	$16,434,318	$48,774,411
Less: allowance for doubtful accounts	(82,171)	(243,872)
Account receivable, net	$16,352,147	$48,530,539

As of March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $82,171 and $243,872, respectively.

Changes in the allowance for doubtful accounts are as follows:

	March 31, 2011	December 31, 2010

Beginning balance	$243,872	$94,643
(Reversal of) Provision for doubtful accounts	(161,701)	149,229
Amounts written off	-	-
Ending balance	$82,171	$243,872

•	Inventories

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

As of March 31, 2011 and December 31, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Depreciation expense for the three months ended March 31, 2011 and 2010 were $105,313 and $84,021, respectively,which included $69,765 and $64,716 in cost of revenue.

Certain property, plant and equipment with original costs of $1,034,130 have become fully depreciated as of March 31, 2011.

•	Construction in progress

Construction in progress is stated at cost, which includes the cost of construction, acquisition of plant and equipment and other direct costs attributable to the construction. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

•	Land use rights

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

Amortization expense for the three months ended March 31, 2011 and 2010 were $19,497 and $18,742, respectively, in which $2,712 and $2,607 were included in cost of revenue.

•	Intangible assets

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

Amortization expense for the three months ended March 31, 2011 and 2010 were $610,954 and $587,297, respectively. The estimated annual amortization expense is $2,451,727 for each of the five succeeding years.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2011.

•	Goodwill

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in assisting them in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of March 31, 2011, the Company determines that no goodwill impairment charge is required.

•	Revenue recognition

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and recorded no reserve for sales returns for the period ended March 31, 2011.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Comprehensive income or loss

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

For the period ended March 31, 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Earnings per share

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2011	2010

Earnings for the period	$5,617,800	$3,925,838

Determination of shares:
Basic weighted average common shares outstanding	28,977,976	24,125,064
Assumed exercise of warrants		891,430

Diluted weighted average common shares outstanding	28,977,976	25,016,494

Basic earnings per share	$0.19	$0.16
Diluted earnings per share	$0.19	$0.16

•	Foreign currencies translation

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

The reporting currency of the Company is the United States Dollars (“US$” or “$”). The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2011	March 31, 2010
Period-end exchange rates RMB:US$1	6.5501	6.8361
Average exchange rates RMB:US$1 for three months period ended	6.5713	6.8360

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Stock-based compensation

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

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended March 31, 2011, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products in the PRC.

•	Fair value measurement

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

•	Financial instruments

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. This ASC Topic 605-25 became effective for the Company on January 1, 2011 and did not cause a material impact on the Company’s condensed consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This ASU 2010-13 became effective for the Company on January 1, 2011 and did not cause a material impact on the Company’s condensed consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. This pronouncement became effective for the Company on January 1, 2011 and did not cause a material impact on the Company’s condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This pronouncement became effective for the Company on January 1, 2011 and did not cause a material impact on the Company’s condensed consolidated financial statements.

NOTE－4           INVENTORIES

Inventories consisted of the following:

	March 31, 2011	December 31, 2010

Raw materials	$15,680,634	$282,075
Work-in-process	4,960,166	8,946,405
Finished goods	153,865	542,880
Packaging materials	234,682	221,510

Total	$21,029,347	$9,992,870

For the period ended March 31, 2011 and December 31, 2010, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE－5           CONSTRUCTION IN PROGRESS

In 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of an additional floor at the existing staff quarter. Total construction costs are approximately $2.2 million. The construction was completed in the first quarter of 2011 and transferred to property, plant and equipment accordingly.

During 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of a cold storage facility. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $17.9 million. As of March 31, 2011, the Company recorded approximately $13.3 million as construction in progress.

In 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of an algae extraction equipment. Total equipment costs are approximately $0.2 million. The equipment was completed in the first quarter of 2011 and transferred to property, plant and equipment accordingly.

NOTE－6           AMOUNT DUE TO A STOCKHOLDER

As of March 31, 2011 and December 31, 2010, the amounts of $267,635 and $261,789 represented temporary advances for working capital purposes from a major stockholder, Mr. Liu, which was unsecured, interest free and repayable on demand.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－7           NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

March 31, 2011

20% share of equity interest in Xianghe	$503,678
Less: advance to a non-controlling stockholder of a subsidiary	(146,928)

Net amount	$356,750

Advance to a non-controlling stockholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

NOTE－8           INCOME TAXES

For the period ended March 31, 2011 and 2010, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Three Months Ended March 31,
	2011	2010
Tax jurisdiction from:
– Local	$-	$-
– Foreign	6,747,557	4,982,225

Income before income taxes	$6,747,557	$4,982,225

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign	1,129,801	1,056,092

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$1,129,801	$1,056,092

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of March 31, 2011, China Marine incurred $17,844 of net operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $6,156 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the periods ended March 31, 2011 and 2010, respectively. As of March 31, 2011, Ocean Technology incurred $582,882 of net operating losses carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $96,176 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended March 31, 2011 and 2010. Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (Jixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”) are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

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

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010

Income before income taxes from PRC subsidiaries	$6,782,682	$5,016,261
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	1,695,670	1,254,065

Tax effect on utilization of net operating losses carryforwards	-	(716)
Tax effect from Tax Holiday	(731,855)	(344,028)
Tax effect on net operating losses from PRC subsidiaries	451	-
Tax effect on non-taxable income	(36,910)	(3)
Tax effect on non-deductible expenses	202,445	146,774

Income taxes at effective rate	$1,129,801	$1,056,092

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of March 31, 2011, the PRC operation incurred $114,524 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $28,631 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

NOTE－9           SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)         Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended March 31, 2011 and 2010 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended March 31, 2011 and 2010.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$19,868,771	$75,976	$6,711,817	$26,656,564
Cost of revenue	(13,123,646)	(47,350)	(3,873,104)	(17,044,100)

Gross profit	$6,745,125	$28,626	$2,838,713	$9,612,464

Expenditure for long-lived assets	$1,748,574	$-	$-	$1,748,574

	Three Months Ended March 31, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$16,497,907	$398,519	$2,753,983	$19,650,409
Cost of revenue	(10,969,020)	(289,245)	(1,783,730)	(13,041,995)

Gross profit	$5,528,887	$109,274	$970,253	$6,608,414

Expenditure for long-lived assets	$156,474	$-	$-	$156,474

Expenditure for long-lived assets incurred for the period ended March 31, 2011 and 2010 mainly relates to the construction of a cold storage facility which will be used for both processed seafood products and marine catch segments.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three Months Ended March 31,
	2011	2010
Revenue, net:
The PRC	$26,580,588	$19,355,577
Asia	75,976	294,832

Total revenue, net	$26,656,564	$19,650,409

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE－10         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the period ended March 31, 2011 and 2010, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

(b)         Major vendors

The following is a table summarizing the purchases of raw materials from vendors that individually represents more than 10% of the total purchases for the period ended March 31, 2011 and 2010 and their outstanding balances as at period-end dates.

	Three Months Ended March 31, 2011
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$14,508,877	67%	$-
Vendor B	2,212,263	10%	99,938

Total:	$16,721,140	77%	$99,938

	Three Months Ended March 31, 2010
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor C	$2,467,679	31%	$115,082
Vendor D	1,748,525	22%	162,393
Vendor B	1,557,481	20%	148,923
Vendor E	1,066,281	13%	61,868
Vendor F	904,427	11%	113,630

Total:	$7,744,393	97%	$601,896

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

NOTE－11         COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals that expired on February 17, 2011. On January 7, 2011, the Company renewed the captioned office space under a non-cancellable operating lease agreement for a further term of 3 years with fixed monthly rentals, expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the period ended March 31, 2011 and 2010 was $19,618 and $19,286, respectively.

As of March 31, 2011, the Company has the future minimum rental payment of $230,714 under the non-cancelable operating lease in the next three years.

(b)	Capital commitments

During 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of a cold storage facility. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $17.9 million. As of March 31, 2011, the Company recorded approximately $13.3 million as construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $4.6 million as of March 31, 2011.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(c)	Guarantees

As of March 31, 2011, Mingxiang is contingently liable as guarantor with respect to the loans of $763,347 (equivalent to RMB5,000,000) and $458,008 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,221,355 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of March 31, 2011, the Company has not recorded any liabilities under these guarantees.

NOTE－12         SUBSEQUENT EVENTS

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares to certain of its officers, directors and employees.  These stock awards vested in full on the date of the grant but are subject to forfeiture in full if the grantee ceases to be employed by the Company for any reason within one year from the date of the grant, pursuant to stock award agreements between the Company and grantees dated April 1, 2011.

Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.6 million, which will be recognized as compensation expense, using the straight-line method, over a period of one year from April 1, 2011 to March 31, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following review concerns the three months ended March 31, 2011 and 2010, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology”), and its subsidiaries, Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Huabao Jixiang Water Products Co., Ltd.(“Jixiang”), and Shishi Xianglin Trading Co., Ltd. (“Xianglin”), which are incorporated in the PRC. We engage in the business of processing, distribution and sale of processed seafood products and algae-based beverage products, as well as the sale of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products in the PRC and overseas markets.

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

Concurrently with the closing of the reverse acquisition on November 17, 2007, we completed a private placement of our securities to certain accredited investors who subscribed for units consisting of one share of common stock and a warrant to purchase one-fifth of one share of our common stock. The investors subscribed for aggregate of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of our common stock at $3.214 per unit. The units were offered and sold pursuant to exemptions from registration under the Securities Act, including without limitation, Regulation D and Regulation S promulgated under the Securities Act. Each warrant issued to the investors had a term of three years and was exercisable at any time for a price equal to $4.1782 in cash or on a cashless exercise basis. All unexercised warrants expired in November 2010.

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

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products and algae-based beverage products, as well as the sale of marine catch. In 2010, we became a manufacturer of algae-based soft drinks through our acquisition of an 80% interest in Xianghe, which is also an operating subsidiary of Ocean Technology. Two other subsidiaries, Mingxiang and Jixiang are property holding companies. These two companies operate solely to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory.

All our land use rights and properties, including production plant, cold storage facility, office tower and staff dormitory, are managed by Mingxiang and Jixiang. All rental income, which is relatively immaterial, comparing to our principal revenues from sale of processed seafood products, beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang and Rixiang are responsible for the rental income related to the collection on the 31 and 4 shop spaces, respectively, at our factory in Dabao Industrial Zone. The rental contracts are based on 1-year lease term.

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

The raw materials for our processed seafood products are solely purchased from independent fishermen in nearby markets for further processing. In respect of the sales of marine catch, we simply buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan.

On January 1, 2010, Mingxiang exercised its option to acquire 80% of the registered capital stock (the “Shares”) of Xianghe pursuant to the terms of a share purchase agreement dated January 1, 2010. Xianghe is a Fujian-based manufacturer of the branded Hi-Power algae-based soft drinks. Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu. Hi-Power is marketed as a high-protein content drink, low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension. Hi-Power’s target market focuses on health-conscious consumers in China’s fast-growing beverage market. Xianghe has network of distributors in Fujian which sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry.

Sales of our processed seafood products accounted for approximately 74.5% and 84.0% of our total sales in the first quarter of 2011 and 2010, respectively. Sales of our marine catch accounted for approximately 0.3% and 2.0% of our total sales in the first quarter of 2011 and 2010, respectively. Sales of our algae-based beverage products accounted for approximately 25.2% and 14.0% of our total sales in the first quarter of 2011 and 2010, respectively. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 73.9% and 73.2% of our total cost of revenue of processed seafood products in the first quarter of 2011 and 2010, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

•	Any shortage or contamination in the supply of or increase in the prices of the raw materials for our processed seafood and algae-based beverage products will adversely affect our sales.

•
In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and a dam collapse and damage to several nuclear reactors. Although to date the damage caused by the earthquake and tsunami have not damaged our access to raw materials or otherwise adversely affected our business materially, there can be no assurance that such access may not be affected. Concern of seafood contamination may also adversely affect our sales of seafood products as a result of radiation leaks.

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

Production facilities and employees

Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, PRC. We have four production lines for the processing of dried processed seafood products: roasted file fish, roasted prawns, shredded roasted squid and roasted squids, and one production line for the processing of frozen seafood products.

As at March 31, 2011, we employed 987 employees.

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

In September, 2010, we began to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $20.0 million in land use rights and construction costs from funds generated by operations and the facilities are expected to be operational in the second half of 2011. Subsequent to full settlement of the land cost, a formal agreement with the local land and resources department was executed on December 30, 2009. We have paid approximately $13.3 million in relation to the construction costs as at March 31, 2011 so as to secure the overall construction costs associated with the cold storage facilities.

We intend to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward which will not only help to reduce storage costs but also expect to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products. The breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three months ended March 31, 2011 and 2010 are set out below:

Breakdown of our past performance by principal products and geographical regions

Sales by product

	Three months ended March 31,
	2011		2010
	US$’000%		US$’000%

Processed seafood products	19,868	74.5	16,498	84.0
Marine catch	76	0.3	398	2.0
Algae-based beverage products	6,712	25.2	2,754	14.0
Total	26,656	100.0	19,650	100.0

Sales by geographical region

	Three months ended March 31, 2011
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,832	9.2	-	-	-	-	1,832	6.9
Zhejiang	8,278	41.7	-	-	-	-	8,278	31.0
Fujian	7,884	39.7	-	-	6,712	100.0	14,596	54.8
Guangdong/ Shenzhen	942	4.7	-	-	-	-	942	3.5
Jiangsu/ Shanghai	932	4.7	-	-	-	-	932	3.5
Others	-	-	-	-	-	-	-	-
Total PRC	19,868	100.0	-	-	6,712	100.0	26,580	99.7
Asia (2)	-	-	76	100.0	-	-	76	0.3
Total	19,868	100.0	76	100.0	6,712	100.0	26,656	100.0

	Three months ended March 31, 2010
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,419	8.6	-	-	-	-	1,419	7.2
Zhejiang	7,077	42.9	-	-	140	5.1	7,217	36.7
Fujian	5,189	31.5	103	25.9	2,169	78.7	7,461	38.0
Guangdong/ Shenzhen	1,441	8.7	-	-	397	14.4	1,838	9.4
Jiangsu/ Shanghai	811	4.9	-	-	-	-	811	4.1
Others	561	3.4	-	-	48	1.8	609	3.1
Total PRC (1)	16,498	100.0	103	25,9	2,754	100.0	19,355	98.5
Asia (2)	-	-	295	74.1	-	-	295	1.5
Total	16,498	100.0	398	100.0	2,754	100.0	19,650	100.0

Notes:

(1)	Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $0.1 million in the first quarter of 2010.
(2)	Sales to Asia mainly relate to exports to the Philippines.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Sales

Our revenue increased by approximately $7.0 million or 35.7% from $19.7 million for the three months ended March 31, 2010 to $26.7 million for the same period ended March 31, 2011. The increase in revenue was mainly due to the continued growth in sales of our processed seafood products and the newly acquired algae-based beverage business, partially offset by the decrease in sales of our marine catch. Sales of our processed seafood products increased by approximately $3.4 million or 20.4% year over year to $19.9 million, whereas sales of algae-based beverage products increased by approximately $4.0 million to $6.7 million for the same periods under review.

The processed seafood products operations continued to grow significantly as our products continue to gain market acceptance, particularly in Zhejiang and Fujian provinces. The higher sales in the processed seafood products segment were mainly due to the continued sales and marketing effort in these two provinces. Accordingly, the number of sales staff has further increased from 30 to 54 during the period under review.

This is the second year for our recognition of sales of our algae-based beverage products since the acquisition on January 1, 2010. Given our continuous contribution to the related sales and marketing campaigns and our expansion plan into more untapped areas, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to a staff of 172, as of March 31, 2011.

Having recognized that the processed seafood and algae-based beverage products segments have significant growth potential and attractive profit margin, we will continue to focus our resources on these two segments.

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood operations and the cost of our marine catch, as well as the cost of our algae-based beverage products. The breakdown is as follows:

	Three months ended March 31,
	2011	2010
	US$ ’000	US$ ’000
Processed seafood products	13,124	10,969
Marine catch	47	289
Algae-based beverage products	3,873	1,784
Total	17,044	13,042

Cost of revenue – Processed seafood products

Our cost of revenue comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended March 31,
	2011		2010
	US$’000%		US$’000%

Raw materials	9,696	73.9	8,027	73.2
Packaging materials	1,665	12.7	1,366	12.4
Direct labor	730	5.5	724	6.6
Manufacturing overhead	1,033	7.9	852	7.8
Total	13,124	100.0	10,969	100.0

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

Raw material costs accounted for approximately 73.9% and 73.2% of our cost of revenue in the first quarter of 2011 and 2010, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by the product mix for the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in pricing by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

The increase in raw material costs for the years under review was mainly due to the increased production and sales of processed seafood products, whereas direct labor and manufacturing overhead are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

Packaging materials

Packaging materials accounted for approximately 12.7% and 12.4% of our cost of revenue in the first quarter of 2011 and 2010, respectively.

The increase in packaging material costs for the periods under review was mainly due to the increased production and sales of processed seafood products. We have experienced a mild price increase in packaging materials during the period under review due to inflation and use of individual packages for some of our new products but believe that it will not bring material impact on the overall gross profit margin going forward because we will continue to enjoy economies of scale in material costs along with the increase in production volume.

Direct labor

Direct labor costs accounted for 5.5% and 6.6% of our cost of revenue in the first quarter of 2011 and 2010, respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in the direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount for processed seafood segment as at March 31, 2011 has increased to 794 from 781 as at March 31, 2010.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overhead for the periods under review was mainly due to the increased scale of production and the expansion of production facilities during the period under review.

Cost of revenue - Marine catch

	Three months ended March 31,
	2011		2010
	US$’000%		US$’000%

Raw materials	36	76.6	243	83.9
Other expenses	11	23.4	46	16.1
Total	47	100.0	289	100.0

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

Cost of revenue – Algae-based beverage products

Our cost of revenue comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended March 31,
	2011		2010
	US$’000%		US$’000%

Raw materials	582	15.0	461	25.9
Packaging materials	2,603	67.2	1,084	60.7
Manufacturing overhead	688	17.8	239	13.4
Total	3,873	100.0	1,784	100.0

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as herbal powder and sugar. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 15.0% and 25.9% of our cost of revenue in the first quarter of 2011 and 2010, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by the product mix for the relevant financial period and the market price of the raw materials.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 67.2% and 60.7% of our cost of revenue in the first quarter of 2011 and 2010, respectively. The percentage of packaging materials cost as a proportion of the total cost of revenue is affected by the product mix for the relevant financial period and the market price of the packaging materials.

Manufacturing overhead

We utilize third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We are going to use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product
	Three months ended March 31,
	2011		2010
	US$’000%		US$’000%

Processed seafood products	6,744	70.2	5,529	83.7
Marine catch	29	0.3	109	1.6
Algae-based beverage products	2,839	29.5	970	14.7
Total	9,612	100.0	6,608	100.0

Gross profit margin by product
	Three months ended March 31,
	2011	2010
	%	%
Processed seafood products	33.9	33.5
Marine catch	37.7	27.4
Algae-based beverage products	42.3	35.2
Overall	36.1	33.6

Gross profit

Gross profit grew by 45.5% or $3.0 million, from $6.6 million for the three months ended March 31, 2010 to $9.6 million for the same period in 2011. Overall gross profit margin improved by 2.5 percentage points from 33.6% for the three months ended March 31, 2010 to 36.1% for the same period in 2011. Gross profit margin for the processed seafood products operations was increased from 33.5% to 33.9%, whereas gross profit margin for the marine catch segment was increased from 27.4% to 37.7% for the same periods under review. The improvement of gross profit margin for the processed seafood segment was mainly due to the change of suppliers and the modification of formula after we acquired the business at the beginning of 2010. Gross profit margin for the newly acquired beverage products was increased from 35.2% to 42.3% for the same periods under review.

The increase in overall gross profit was largely attributable to the significant increase in sales of processed seafood products and the newly acquired beverage products, which the gross profit margins are much higher than that of processed seafood products and match catch segments.

Depreciation and amortization

Depreciation and amortization accounted for approximately 2.5% and 3.2% of our total revenue in the first quarter of 2011 and 2010, respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.5 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 6.0% and 2.0% of our total revenue in the first quarter of 2011 and 2010, respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs so as to strengthen our brand position in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. Accordingly, the number of sales staff has further increased from 94 in 2010 to 226 as at March 31, 2011, of which 172 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 2.5% and 3.2% of our total revenue in the first quarter of 2011 and 2010, respectively. The increase in the general and administrative expenses was mainly attributable by the higher payroll costs and traveling and entertainment expenses which were consistent with the business growth from the current and newly acquired operations, and the higher legal and professional fees including upgrading of auditors, partially offset by the increase in the reversal of bad debt provision due to the decreased accounts receivable yearend balance.

Other income

Other income relates mainly to rental income and interest income.

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

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.2% of our total revenue in the first quarter of 2010. We have repaid all short-term bank borrowings during the first quarter of 2010.

Income before income tax

Our income before income tax increased by $1.7 million or 35.4%, from $5.0 million in the first quarter of 2010 to $6.7 million for the same period in 2011. The increase was mainly due to the combined effects of the increase in sales of 35.7% and improved gross profit margin by 2.5%, which was partially offset by the increase in depreciation and amortization, the sales and marketing expenses and the general and administrative expenses, as a result of the factors described above.

Income tax expense

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

Mingxiang received a notice of recognition as an enterprise of new and high technology in 2009, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for the Company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, Mingxiang is qualified for a reduced tax rate of 15% on its assessable income for the period of three years, through 2012. Income tax expenses for the three months ended March 31, 2011 and 2010 were $1,129,801 and $1,056,092, respectively. The effective tax rates were 16.7% and 21.2%, respectively, for the same periods under review.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of stockholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at March 31, 2011 amounted to approximately $35.2 million, without any short-term bank loans after the full repayment during the first quarter of 2010.

A summary of our cash flows for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
US$’000	2011	2010

Net cash provided by operating activities	21,467	14,496
Net cash (used in) provided by investing activities	(1,749)	875
Net cash provided by financing activities	6	24,889
Net change in cash and cash equivalents	19,724	40,260
Foreign currency translation adjustment	(79)	(28)
Cash and cash equivalents at the beginning of the period	15,557	7,143
Cash and cash equivalents at the end of the period	35,202	47,375

Net cash provided by operating activities

Our net cash provided by operating activities for the three months ended March 31, 2011 amounted to approximately $21.5 million, which was an increase of $7.0 million when comparing to net cash provided by operating activities for the same period in 2010. The increase was mainly attributable to the higher net income earned in the first quarter of 2011 and the decrease in accounts receivable of $32.2 million, partially offset by the increase in inventories which were largely composed of trading materials during the same period under review.

Net cash provided by (used in) investing activities

For the three months ended March 31, 2011, our net cash used in investing activities was approximately $1.7 million which was mainly attributable to the additional costs for the development of the cold storage facilities.

Net cash provided by financing activities

Our net cash provided by financing activities was approximately $24.9 million for the three months ended March 31, 2010, which was mainly attributable to the net proceeds from the registered direct offering of common stock taken place in January 2010, partially offset by the repayment of short-term bank loans in the first quarter of last year.

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

We are currently building the cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $20.0 million in land use rights and construction costs from available funds and expect to run the new facility in the second half of 2011. We have paid approximately $13.3 million in relation to the construction costs as at March 31, 2011 so as to secure the overall construction costs associated with the cold storage facilities.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals that expired on February 17, 2011. On January 7, 2011, Ocean Technology renewed the captioned office space under a non-cancellable lease agreement for a further term of 3 years with fixed monthly rental, expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the three months period ended March 31, 2011 was $19,618. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $231,000 in total in the following three years.

Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of the cold storage facilities. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $17.9 million. As of March 31, 2011, the Company recorded approximately $13.3 million as construction in progress. Hence the aggregate contingent payments related to the third party contractor are approximately $4.6 million as of March 31, 2011.

Guarantees

As of March 31, 2011, Mingxiang is contingently liable as guarantor with respect to the loans of $763,347 (equivalent to RMB5,000,000) and $458,008 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees are commenced from July 2009 through July 2011, with a renewal provision of 2 years. At any time from the date of guarantees, should Yu Ching or Han Jiang Hua Lian fail to make their due debt payments, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,221,355 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs to be incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of March 31, 2011, the Company has not recorded any liabilities under these guarantees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. This ASC Topic 605-25 became effective for the Company on January 1, 2011 and did not cause a material impact on the Company’s condensed consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This ASU 2010-13 became effective for the Company on January 1, 2011 and did not cause a material impact on the Company’s condensed consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. This pronouncement became effective for the Company on January 1, 2011 and did not cause a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This pronouncement became effective for the Company on January 1, 2011 and did not cause a material impact on the Company’s condensed consolidated financial statements.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Three months ended March 31,
(%)	2011	2010
Sales
RMB	99.7	98.5
US dollars	0.3	1.5
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at March 31, 2011, the exchange rate was approximately US$1.00 to RMB6.5501. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

ITEM 4            CONTROLS AND PROCEDURES

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

Under Rule 13a-15(e) and 15d-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting.

During the most recent quarter ended March 31, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Under Rule 13a-15(e) and 15d-15(e), the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 74.5% and 84.0% of our sales in the three months ended March 31, 2011 and 2010, respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including but not limited to, environmental factors, the availability of seafood stock, weather conditions, water contamination, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 73.9% and 73.2% of our total cost of revenue of processed seafood products in the three months ended March 31, 2011 and 2010, respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on several major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 40.1% and 37.2% of our sales in the three months ended March 31, 2011 and 2010, respectively. In the event these customers do not continue to purchase from us or reduce their purchases from us or develop their own abilities to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected.

For the three months ended March 31, 2011, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 93.6% and 97.4% of our total purchases of raw materials in the three months ended March 31, 2011 and 2010, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products, marine catch and algae-based beverage products as a percentage of our total sales for the period under review were as follows:

	Three months ended March 31,
	2011		2010
	US$’000%		US’000%

Processed seafood products	19,868	74.5	16,498	84.0
Marine catch	76	0.3	398	2.0
Algae-based beverage products	6,712	25.2	2,754	14.0
Total	26,656	100.0	19,650	100.0

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

Our raw materials and frozen seafood products, being perishable in nature, may deteriorate due to various reasons such as malfunctioning cold storage facilities, delivery delays or poor handling. This may lead to a delay in production or delivery of our products, a loss in revenue, costs incurred in the purchase of replacement raw materials and payment of compensation to our customers. Any deterioration in our raw materials or processed seafood products could have a material adverse effect on our business, operations and reputation.

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 0.3% of our total sales for the three months period ended March 31, 2011. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of March 31, 2011, our distribution network is comprised of 18 exclusive distributors for our dried processed seafood products located in seven provinces and 7 exclusive distributors for our algae-based beverage products. These distributors sub-distribute our dried processed seafood products to about 3,200 retail points and our algae-based beverage products to 14,000 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and a dam collapse and damage to several nuclear reactors. Although to date the damage caused by the earthquake and tsunami have not damaged our access to raw materials or otherwise adversely affected our business materially, there can be no assurance that such access may not be affected.  Concern of seafood contamination may also adversely affect our sales of seafood products as a result of radiation leaks.

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

Our beverage business is dependent on sales in Fujian province and any significant disruption in sales in this province could adversely affect our beverage business.

During the three months ended March 31, 2011, all of our sales of the beverage product were in Fujian province.  Although we have experienced strong growth in sales in Fujian province and intend to expand our sales to other provinces, any significant disruption in sales in Fujian could adversely affect our beverage business.

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at March 31, 2011, the closing exchange rate was approximately US$1.00 to RMB6.5501. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our products and brand name may be replicated or counterfeited which will in turn have an adverse effect on our Company and we may be affected by intellectual property rights disputes.

We have registered certain trademarks in the PRC, details of which are set out in the section “Intellectual Property” of our Form 10-K for the fiscal year ended December 31, 2010 filed on March 2, 2011.  Despite the protection of our trademark under the intellectual property laws of the PRC, such laws may not be adequate or effectively enforced against third parties who may violate our proprietary rights by illegally using our trademarks or our brand name. Our products and brand names may be replicated or counterfeited, which in turn may adversely affect our reputation and brand image.

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2010 and 2009, approximately 99.6% and 97.4% of our sales, respectively was denominated in RMB; and approximately 99.7% for the three months period ended March 31, 2011 of our sales, respectively was denominated in RMB. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

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

Price inflation in China could affect our results of operation if we are unable to pass along raw material price increases to our customers..

Inflation in China has recently increased substantially. Reports indicate that inflation in China increased to a 32 month-high of 5.4 percent in March 2011. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Although inflation has not adversely affected our business materially to date, price inflation could affect our results of operation if we are unable to pass along raw material price increases to customers.  Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future.   Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

As of March 31, 2011, Mr. Liu owns approximately 41.6% of our outstanding common stock. As a result, he can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS
OF
CHINA MARINE FOOD GROUP LIMITED

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: May 9, 2011	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: May 9, 2011	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer and principal accounting officer)