Form 10-Q
period 2011-06-30
CHINA MARINE FOOD GROUP LTD
filed 2011-08-08
CIK 1099977

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subjected to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: August 1, 2011, Common Stock: 29,697,976.

CHINA MARINE FOOD GROUP LIMITED.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3-23

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23- 43

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4:	Controls and Procedures	44-45

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	45

Item 1A:	Risk Factors	45-64

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3:	Defaults Upon Senior Securities	64

Item 4:	[Reserved]	64

Item 5:	Other Information	64

Item 6:	Exhibits	64-65
	Signatures	66

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and Audited Condensed Consolidated Balance Sheets as of December 31, 2010	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2011	7

Notes to Unaudited Condensed Consolidated Financial Statements as of June 30, 2011	8-23

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares))

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$38,345,374	$15,556,772
Accounts receivable, net	17,186,735	48,530,539
Inventories	19,381,473	9,992,870
Prepaid expenses and other current assets	2,947,419	105,640

Total current assets	77,861,001	74,185,821

Property, plant and equipment, net	11,240,671	8,801,267
Land use rights, net	3,011,427	2,991,459
Construction in progress	16,581,564	13,409,068
Intangible assets, net	21,121,181	21,926,593
Goodwill	2,510,016	2,460,971

TOTAL ASSETS	$132,325,860	$123,775,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	3,015,393	3,764,722
Amount due to a shareholder	37,539	261,789
Income tax payable	747	537,751
Accrued liabilities and other payables	3,282,060	4,858,694

Total current liabilities	6,335,739	9,422,956

Commitments and contingencies (see Note 11)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,677,976 and 28,977,976 shares issued and outstanding as of June 30, 2011 and December 31, 2010	29,678	28,978
Additional paid-in capital	50,023,172	47,377,872
Statutory reserve	9,263,241	9,263,241
Accumulated other comprehensive income	9,765,211	7,402,582
Retained earnings	56,552,143	49,922,756
Total China Marine Food Group Limited shareholders’ equity	125,633,445	113,995,429
Non-controlling interests	356,676	356,794
Total shareholders’ equity	125,990,121	114,352,223

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$132,325,860	$123,775,179

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE, NET
Processed seafood products	$13,423,305	$19,394,692	$33,292,076	$35,892,599
Marine catch	-	352,480	75,976	750,999
Algae-based beverage products	8,645,909	7,810,056	15,357,726	10,564,039
	22,069,214	27,557,228	48,725,778	47,207,637

COST OF REVENUE (inclusive of depreciation and amortization)
Processed seafood products	(9,762,761)	(12,530,967)	(22,886,407)	(23,499,987)
Marine catch	-	(292,709)	(47,350)	(581,954)
Algae-based beverage products	(5,155,255)	(4,527,309)	(9,028,359)	(6,311,039)
	(14,918,016)	(17,350,985)	(31,962,116)	(30,392,980)

GROSS PROFIT	7,151,198	10,206,243	16,763,662	16,814,657

OPERATING EXPENSES:
Depreciation and amortization	(676,540)	(624,441)	(1,339,827)	(1,247,177)
Sales and marketing	(3,918,204)	(916,747)	(5,504,324)	(1,301,965)
General and administrative	(682,351)	(686,320)	(1,342,983)	(1,306,318)
Stock-based compensation	(663,374)	-	(663,374)	-

Total operating expenses	(5,940,469)	(2,227,508)	(8,850,508)	(3,855,460)

INCOME FROM OPERATIONS	1,210,729	7,978,735	7,913,154	12,959,197

OTHER INCOME (EXPENSES):
Subsidy income	-	71,253	-	71,253
Rental income	24,259	22,755	48,227	45,356
Interest income	46,219	76,038	67,383	94,897
Interest expense	-	(7)	-	(39,704)
INCOME BEFORE INCOME TAXES	1,281,207	8,148,774	8,028,764	13,130,999

INCOME TAX EXPENSE	(269,694)	(1,330,947)	(1,399,495)	(2,387,039)

NET INCOME	1,011,513	6,817,827	6,629,269	10,743,960

Less: net loss (income) attributable to non-controlling interests	74	(71)	118	(366)

NET INCOME ATTRIBUTABLE TO CHINA MARINE FOOD GROUP LIMITED	$1,011,587	$6,817,756	$6,629,387	$10,743,594

Other comprehensive income:
- Foreign currency translation gain	1,624,130	678,053	2,362,629	655,500

COMPREHENSIVE INCOME	$2,635,717	$7,495,809	$8,992,016	$11,399,094

Net income per share attributable to China Marine Food Group Limited
- Basic	$0.03	$0.24	$0.23	$0.38
- Diluted	$0.03	$0.23	$0.23	$0.37

Weighted average shares outstanding
- Basic	29,677,976	28,493,650	29,329,909	27,917,131
- Diluted	29,677,976	29,385,080	29,329,909	28,864,390

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,629,269	$10,743,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,487,294	1,382,324
Reversal of doubtful accounts	(157,507)	(10,499)
Compensatory stock awards	2,646,000	-
Changes in operating assets and liabilities:
Accounts receivable	31,501,311	2,099,903
Inventories	(9,388,603)	(9,413,043)
Prepaid expenses and other current assets	(2,841,779)	(468,155)
Accounts payable, trade	(749,329)	5,146,084
Income tax payable	(537,004)	(18,024)
Accrued liabilities and other payables	(1,576,634)	(870,895)

Net cash provided by operating activities	27,013,018	8,591,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,683)	(152,538)
Cash paid to construction in progress	(4,934,302)	-
Addition to land use right	-	(69,778)
Net cash received from acquisition of a subsidiary	-	1,008,940

Net cash (used in) provided by investing activities	(4,948,985)	786,624

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amount due to a shareholder	(224,250)	(1,037)
Advance to a non-controlling shareholder of a subsidiary	-	(141,766)
Proceeds from the registered direct offering, net of expenses	-	28,328,466
Proceeds from exercise of warrants	-	700,280
Repayment on short-term borrowings	-	(4,139,121)
Dividends paid	-	(1,302,321)

Net cash (used in) provided by financing activities	(224,250)	23,444,501

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,839,783	32,822,780

Effect of exchange rate changes in cash and cash equivalents	948,819	413,360

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,556,772	7,143,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,345,374	$40,379,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,936,499	$2,405,063
Cash paid for interest	$-	$39,704

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from prepayment to land use rights	$-	$2,274,323
Transfer from construction in progress to property, plant and equipment	$1,807,283	$-

ACQUISITION OF XIANGHE
Transfer from note receivable to paid for acquisition of Xianghe	$-	$26,399,696
Consideration paid by Xianghe on behalf of Mingxiang	$-	$1,400,304

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	China Marine Food Group Limited shareholders’ equity
	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Non- controlling interests	Total Shareholders’ equity
	No. of shares	Amount

Balance as of December 31, 2010	28,977,976	$28,978	$47,377,872	$9,263,241	$7,402,582	$49,922,756	$356,794	$114,352,223

Compensatory stock awards	700,000	700	2,645,300	-	-	-	-	2,646,000
Net income for the period	-	-	-	-	-	6,629,387	(118)	6,629,269
Foreign currency translation adjustment	-	-	-	-	2,362,629	-	-	2,362,629

Balance as of June 30, 2011	29,677,976	$29,678	$50,023,172	$9,263,241	$9,765,211	$56,552,143	$356,676	$125,990,121

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on the Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are not insured or otherwise protected. The Company had cash concentration risk of $37,498,108 and $14,364,156 as of June 30, 2011 and December 31, 2010, respectively.

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

Accounts receivable consisted of the following:

	June 30, 2011	December 31, 2010

Account receivable	$17,273,100	$48,774,411
Less: allowance for doubtful accounts	(86,365)	(243,872)
Account receivable, net	$17,186,735	$48,530,539

As of June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $86,365 and $243,872, respectively.

Changes in the allowance for doubtful accounts are as follows:

	June 30, 2011	December 31, 2010

Beginning balance	$243,872	$94,643
(Reversal of) Provision for doubtful accounts	(157,507)	149,229
Amounts written off	-	-
Ending balance	$86,365	$243,872

●	Inventories

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

As of June 30, 2011 and December 31, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

Depreciation expense for the three and six months ended June 30, 2011 and 2010 were $113,417, $218,730 and $86,003, $170,024, respectively, which included $72,245, $142,010 and $65,216, $129,932 in cost of revenue.

Certain property, plant and equipment with original costs of $1,048,066 have become fully depreciated as of June 30, 2011.

●	Construction in progress

Construction in progress is stated at cost, which includes the cost of construction, acquisition of plant and equipment and other direct costs attributable to the construction. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest had been incurred during the period of construction.

●	Land use rights

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss.

Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2052.

Amortization expense for the three and six months ended June 30, 2011 and 2010 were $19,734, $39,231 and $18,749, $37,491, respectively, in which $2,745, $5,457 and $2,608, $5,216 were included in cost of revenue.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Amortization expense for the three and six months ended June 30, 2011 and 2010 were $618,379, $1,229,333 and $587,512, $1,174,809, respectively. The estimated annual amortization expense is $2,484,768 for each of the five succeeding years.

●	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2011.

●	Goodwill

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in assisting them in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of June 30, 2011, the Company determines that no goodwill impairment charge is required.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and recorded no reserve for sales returns for the period ended June 30, 2011.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income or loss, as presented in the accompanying statement of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the period ended June 30, 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,
	2011	2010

Earnings for the period	$1,011,587	$6,817,756

Determination of shares:
Basic weighted average common shares outstanding	29,677,976	28,493,650
Assumed exercise of warrants	-	891,430

Diluted weighted average common shares outstanding	29,677,976	29,385,080

Basic earnings per share	$0.03	$0.24
Diluted earnings per share	$0.03	$0.23

	Six Months Ended June 30,
	2011	2010

Earnings for the period	$6,629,387	$10,743,594

Determination of shares:
Basic weighted average common shares outstanding	29,329,909	27,917,131
Assumed exercise of warrants	-	947,259

Diluted weighted average common shares outstanding	29,329,909	28,864,390

Basic earnings per share	$0.23	$0.38
Diluted earnings per share	$0.23	$0.37

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the prevailing exchange rates at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations and comprehensive income.

The reporting currency of the Company is the United States Dollars (“US$” or “$”). The Company's subsidiaries in the PRC maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is the functional currency of the primary economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statements”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at prevailing average rates during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in shareholders’ equity.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2011	June 30, 2010
Period-end exchange rates RMB:US$1	6.4630	6.7886
Average exchange rates RMB:US$1 for three months period ended	6.4924	6.8335
Average exchange rates RMB:US$1 for six months period ended	6.5316	6.8348

The RMB is not freely convertible into other foreign currencies and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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

For the three and six months period ended June 30, 2011, the recognized stock-based compensation expenses and related tax benefits were $663,374 and $99,506, respectively.

The unrecognized stock-based compensation expense as of June 30, 2011 is $2,011,245, and the remaining expected term for this expense to be recognized is 0.75 year.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the period ended June 30, 2011, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products in the PRC.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, amount due to a shareholder, income tax payable and accrued liabilities and other payables are carried at cost which approximates fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4	INVENTORIES

Inventories consisted of the following:

	June 30, 2011	December 31, 2010

Raw materials	$15,927,290	$282,075
Work-in-process	3,243,502	8,946,405
Finished goods	47,352	542,880
Packaging materials	163,329	221,510

Total	$19,381,473	$9,992,870

For the period ended June 30, 2011 and December 31, 2010, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE－5	CONSTRUCTION IN PROGRESS

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

During 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of a cold storage facility. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $18.2 million. As of June 30, 2011, the Company recorded approximately $16.6 million as construction in progress.

NOTE－6	AMOUNT DUE TO A SHAREHOLDER

As of June 30, 2011 and December 31, 2010, the amounts of $37,539 and $261,789 represented temporary advances for working capital purposes from a major shareholder, Mr. Liu, which was unsecured, interest free and repayable on demand.

NOTE－7	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

June 30, 2011

20% share of equity interest in Xianghe	$505,584
Less: advance to a non-controlling shareholder of a subsidiary	(148,908)

Net amount	$356,676

Advance to a non-controlling shareholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－8	INCOME TAXES

For the period ended June 30, 2011 and 2010, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Six Months Ended June 30,
	2011	2010
Tax jurisdiction from:
– Local	$-	$-
– Foreign	8,028,764	13,130,999

Income before income taxes	$8,028,764	$13,130,999

The provision for income taxes consisted of the following:

	Six Months Ended June 30,
	2011	2010
Current:
– Local	$-	$-
– Foreign	1,399,495	2,387,039

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$1,399,495	$2,387,039

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

As of June 30, 2011, China Marine incurred $17,844 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $6,156 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the periods ended June 30, 2011 and 2010, respectively. As of June 30, 2011, Ocean Technology incurred $618,460 of net operating loss carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $102,046 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended June 30, 2011 and 2010. Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (Jixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”) are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

On October 15, 2009, Mingxiang has received a notice of recognition as an enterprise of new and high technology, which was jointly issued by the Science and Technology Department of Fujian, the Finance Department of Fujian, the State Tax Bureau of Fujian and the Local Taxation Bureau of Fujian, for a company engaged in advanced food processing technologies for the Fujian Province. As a new and high technology company, Mingxiang is qualified for a reduced income tax rate of 15% on its income before tax for a period of three years, expiring in 2012.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010

Income before income taxes from PRC subsidiaries	$8,099,469	$13,200,244
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	2,024,867	3,300,061

Tax effect on utilization of net operating loss carryforwards	-	(335)
Tax effect from Tax Holiday	(927,452)	(1,210,102)
Tax effect on net operating losses from PRC subsidiaries	1,021	-
Tax effect on non-taxable income	(19,246)	(4)
Tax effect on non-deductible expenses	320,305	297,419

Income taxes at effective rate	$1,399,495	$2,387,039

As of June 30, 2011, the PRC operation incurred $116,282 of net operating loss carryforwards available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $29,071 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

Tax Holiday

Income before income tax expense was $8,028,764 and $13,130,999 for the six months ended June 30, 2011 and 2010 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the six months ended June 30, 2011 and 2010 was $1,399,495 and $2,387,039. The combined unaudited pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six Months Ended June 30, (Unaudited)
	2011	2010
Amount of tax holiday effect	$927,452	$1,210,102
Tax holiday effect on basic earnings per share	$0.03	$0.05
Tax holiday effect on diluted earnings per share	$0.03	$0.05

NOTE－9	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)         Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended June 30, 2011 and 2010 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended June 30, 2011 and 2010.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$13,423,305	$-	$8,645,909	$22,069,214
Cost of revenue	(9,762,761)	-	(5,155,255)	(14,918,016)

Gross profit	$3,660,544	$-	$3,490,654	$7,151,198

Expenditure for long-lived assets	$3,200,411	$-	$-	$3,200,411

	Three months ended June 30, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$19,394,692	$352,480	$7,810,056	$27,557,228
Cost of revenue	(12,530,967)	(292,709)	(4,527,309)	(17,350,985)

Gross profit	$6,863,725	$59,771	$3,282,747	$10,206,243

Expenditure for long-lived assets	$65,842	$-	$8,991	$74,833

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$33,292,076	$75,976	$15,357,726	$48,725,778
Cost of revenue	(22,886,407)	(47,350)	(9,028,359)	(31,962,116)

Gross profit	$10,405,669	$28,626	$6,329,367	$16,763,662

Expenditure for long-lived assets	$4,948,985	$-	$-	$4,948,985

	Six months ended June 30, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$35,892,599	$750,999	$10,564,039	$47,207,637
Cost of revenue	(23,499,987)	(581,954)	(6,311,039)	(30,392,980)

Gross profit	$12,392,612	$169,045	$4,253,000	$16,814,657

Expenditure for long-lived assets	$222,316	$-	$8,991	$231,307

Expenditure for long-lived assets incurred for the period ended June 30, 2011 and 2010 mainly relates to the construction of a cold storage facility which will be used for both processed seafood products and marine catch segments.

(b)         Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue, net
The PRC	$22,069,214	$27,452,049	$48,649,802	$46,807,626
Asia	-	105,179	75,976	400,011
Total revenue, net	$22,069,214	$27,557,228	$48,725,778	$47,207,637

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE－10	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the six months ended June 30, 2011, one customer represented more than 10% of the Company’s revenue. This customer accounts for 11% of the Company’s revenue amounting to $5,231,600, with $2,598,518 of accounts receivable.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the six months ended June 30, 2010, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

(b)         Major vendors

The following is a table summarizing the purchases of raw materials from vendors that individually represents more than 10% of the total purchases for the period ended June 30, 2011 and 2010 and their outstanding balances as at period-end dates.

		Six Months Ended June 30, 2011
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A		$14,597,064	52%	$-
Vendor B		4,343,738	16%	167,792
Vendor C		3,015,155	11%	108,270

	Total:	$21,955,957	79%	$276,062

		Six Months Ended June 30, 2010
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A		$8,792,219	31%	$-
Vendor D		6,089,731	22%	192,062
Vendor E		3,943,074	14%	130,588
Vendor C		3,219,519	11%	69,868
Vendor B		2,930,170	10%	123,798

	Total:	$24,974,713	88%	$516,316

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

(d)       Exchange rate risk

The reporting currency of the Company is the US$. To date, the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivatives or other financial instruments that expose to substantial exchange rate risk.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals that expired on February 17, 2011. On January 7, 2011, Ocean Technology renewed the captioned office space under a non-cancellable lease agreement for a further term of 3 years with fixed monthly rental, expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the six months period ended June 30, 2011 was $39,618. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $211,000 in total for the following three years.

(b)	Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of the cold storage facilities. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $18.2 million. As of June 30, 2011, the Company recorded approximately $16.6 million as construction in progress. Hence the aggregated contingent payments related to the third party contractor are approximately $1.6 million as of June 30, 2011.

(c)	Guarantees

As of June 30, 2011, Mingxiang is contingently liable as guarantor with respect to the loans of $773,634 (equivalent to RMB5,000,000) and $464,181 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees commenced from July 2009 through July 2011, with a renewal provision of 2 years. Should Yu Ching or Han Jiang Hua Lian fail to make their debt payments due at any time from the date of guarantees, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,237,815 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of June 30, 2011, the Company has not recorded any liabilities under these guarantees.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE – 12           SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after June 30, 2011 up through the date we issued the condensed consolidated financial statements.

On February 15, 2011, the Company entered into an Investor Relations Consulting Agreement with Hayden Communications International, Inc (“HCI”) to provide consulting services for the Company. In connection with such service, the Company agreed to issue 20,000 shares of restricted common stock to HCI. The shares of common stock were valued at $51,800 or $2.59 per share and issued on July 14, 2011.

We did not have any material recognizable subsequent event except above issuance of shares.

NOTE  – 13           COMPARATIVE FIGURES

Comparative figures of earning per shares and weighted average shares outstanding for the preceding year have been restated to conform with the current calculation basis.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following review concerns the six months ended June 30, 2011 and 2010, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology”), and its subsidiaries, Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (“Jixiang”), and Shishi Xianglin Trading Co., Ltd. (“Xianglin”), which are incorporated in the PRC. We engage in the business of processing, distribution and sale of processed seafood products and algae-based beverage products, as well as the sale of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products and algae-based beverage products in the PRC and overseas markets.

Reverse acquisition and private placement

On November 17, 2007, we completed a reverse acquisition transaction with Ocean Technology through a share exchange with Ocean Technology’s former stockholders.

Pursuant to the Share Exchange Agreement, the former shareholders of Ocean Technology exchanged 100% of their outstanding capital stock in Ocean Technology for approximately 15,624,034 shares of our common stock, or approximately 93.15% of our outstanding shares of common stock after the share exchange. In connection with the share exchange, a majority of our shareholders of record as of November 16, 2007 approved a resolution by our Board of Directors to change our name from New Paradigm Productions, Inc. to China Marine Food Group Limited (“China Marine”). The name change became effective on January 9, 2008 upon the filing of a Certificate of Amendment to our Amended Articles of Incorporation with the State of Nevada on the twentieth day following the mailing of a Definitive Information Statement to our shareholders.

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

All our land use rights and properties, including production plant, cold storage facility, office tower and staff dormitory, are managed by Mingxiang and Jixiang. All rental income, which is relatively immaterial, compared to our principal revenues from sale of processed seafood products, beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang and Rixiang are responsible for the rental income related to the collection on the 31 and 4 shop spaces, respectively, at our factory in Dabao Industrial Zone. The rental contracts are based on a 1-year lease term.

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

On January 1, 2010, Mingxiang exercised its option to acquire 80% of the registered capital stock (the “Shares”) of Xianghe pursuant to the terms of a share purchase agreement dated January 1, 2010. Xianghe is a Fujian-based manufacturer of the branded Hi-Power algae-based soft drinks. Hi-Power was developed by the Yellow Sea Fisheries Research Institute at Chinese Academy of Fishery Sciences in coordination with the founder, Qiu. Hi-Power is marketed as a high-protein content drink, low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension. Hi-Power’s target market focuses on health-conscious consumers in China’s fast-growing beverage market. Xianghe has a network of distributors in Fujian and Zhejiang which sell Hi-Power to retail food stores, restaurants, food supply dealers and the hospitality industry.

Sales of our processed seafood products accounted for approximately 60.8% and 70.4% of our total sales in the second quarter of 2011 and 2010, respectively. Sales of our algae-based beverage products accounted for approximately 39.2% and 28.3% of our total sales in the second quarter of 2011 and 2010, respectively. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 71.8% and 76.2% of our total cost of revenue of processed seafood products in the second quarter of 2011 and 2010, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

•
In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and a dam collapse and damage to several nuclear reactors. Although to date the damage caused by the earthquake and tsunami have not damaged our access to raw materials, there can be no assurance that such access may not be affected. Even though government officials and health experts in Japan and China stated the doses of nuclear radiation leaks are low and not a threat to human health unless the tainted products are consumed in abnormally excessive quantities, concern of seafood contamination can also adversely affect our sales of seafood products as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan.

•
Our ability to maintain existing accreditations such as HACCP, ISO9001:2000, ISO14001:2004 and the EU Export Certification accreditations will affect our ability to maintain our presence in our existing market and to expand into new market territories.

•	Our ability to price our products competitively against existing competitors and new market entrants by achieving economies of scale.

•	Our ability to build on our established track record and reputation as a supplier of high quality processed seafood products and capability to deliver products in a timely manner.

•	Our ability to maintain existing business relationships and to secure new customers, which may be affected by the general economic or political conditions in our local and overseas markets.

•	Our ability to introduce new products to capture a wider group of consumers and to cater to different and changing consumers’ preferences.

•	Our purchase of the beverage business involves the risk of entering into a new business.

•	Our ability to respond successfully to changes in the highly competitive beverage marketplace domestically and internationally.

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

As at June 30, 2011, we employed 988 employees.

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

In September, 2010, we began to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $20.0 million in land use rights and construction costs from funds generated by operations and the facilities are expected to be operational in the second half of 2011. Subsequent to full settlement of the land cost, a formal agreement with the local land and resources department was executed on December 30, 2009. We have paid approximately $16.6 million in relation to the construction costs as at June 30, 2011 to secure the overall construction costs associated with the cold storage facilities.

We intend to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward which will not only help to reduce storage costs but also expect to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and six months ended June 30, 2011 and 2010 are set out below:

Breakdown of our past performance by principal products and geographical region

Sales by product

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	13,423	60.8	19,395	70.4	33,292	68.3	35,893	76.0
Marine catch	-	-	352	1.3	76	0.2	751	1.6
Algae-based beverage products	8,646	39.2	7,810	28.3	15,358	31.5	10,564	22.4
Total	22,069	100.0	27,557	100.0	48,726	100.0	47,208	100.0

Sales by geographical region

	Three months ended June 30, 2011
	Processed seafood products		Marine catch (3)		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	966	7.2	-	-	-	-	966	4.4
Zhejiang	6,018	44.8	-	-	969	11.2	6,987	31.7
Fujian	5,678	42.3	-	-	7,677	88.8	13,355	60.5
Guangdong/ Shenzhen	599	4.5	-	-	-	-	599	2.7
Jiangsu/ Shanghai	158	1.2	-	-	-	-	158	0.7
Sichuan/ Chongqing	-	-	-	-	-	-	-	-
Others	4	0.0	-	-	-	-	4	0.0
Total PRC (1)	13,423	100.0	-	-	8,646	100.0	22,069	100.0
Asia (2)	-	-	-	-	-	-	-	-
Total	13,423	100.0	-	-	8,646	100.0	22,069	100.0

	Three months ended June 30, 2010
	Processed seafood products		Marine catch (3)		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,288	6.6	-	-	-	-	1,288	4.7
Zhejiang	8,550	44.1	-	-	-	-	8,550	31.0
Fujian	6,479	33.4	247	70.2	7,067	90.5	13,793	50.0
Guangdong/ Shenzhen	1,264	6.5	-	-	489	6.3	1,753	6.4
Jiangsu/ Shanghai	1,176	6.1	-	-	254	3.2	1,430	5.2
Sichuan/ Chongqing	637	3.3	-	-	-	-	637	2.3
Others	1	0.0	-	-	-	-	1	0.0
Total PRC (1)	19,395	100.0	247	70.2	7,810	100.0	27,452	99.6
Asia (2)	-	-	105	29.8	-	-	105	0.4
Total	19,395	100.0	352	100.0	7,810	100.0	27,557	100.0

	Six months ended June 30, 2011
	Processed seafood products		Marine catch (3)		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	2,798	8.4	-	-	-	-	2,798	5.7
Zhejiang	14,296	43.0	-	-	969	6.3	15,265	31.3
Fujian	13,563	40.7	-	-	14,389	93.7	27,952	57.4
Guangdong/ Shenzhen	1,541	4.6	-	-	-	-	1,541	3.2
Jiangsu/ Shanghai	1,090	3.3	-	-	-	-	1,090	2.2
Sichuan/ Chongqing	-	-	-	-	-	-	-	-
Others	4	0.0	-	-	-	-	4	0.0
Total PRC (1)	33,292	100.0	-	-	15,358	100.0	48,650	99.8
Asia (2)	-	-	76	100.0	-	-	76	0.2
Total	33,292	100.0	76	100.0	15,358	100.0	48,726	100.0

	Six months ended June 30, 2010
	Processed seafood products		Marine catch (3)		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	2,707	7.6	-	-	-	-	2,707	5.7
Zhejiang	15,627	43.6	-	-	140	1.3	15,767	33.4
Fujian	11,668	32.5	351	46.7	9,236	87.4	21,255	45.0
Guangdong/ Shenzhen	2,705	7.5	-	-	886	8.4	3,591	7.6
Jiangsu/ Shanghai	1,987	5.5	-	-	254	2.4	2,241	4.8
Sichuan/ Chongqing	1,198	3.3	-	-	-	-	1,198	2.5
Others	1	0.0	-	-	48	0.5	49	0.1
Total PRC (1)	35,893	100.0	351	46.7	10,564	100.0	46,808	99.1
Asia (2)	-	-	400	53.3	-	-	400	0.9
Total	35,893	100.0	751	100.0	10,564	100.0	47,208	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $nil and $0.2 million in the second quarter of 2011 and 2010, respectively.

(2)	Sales to Asia mainly relate to exports to the Philippines.

(3)	Marine catch sales are deemed as opportunistic trading of fresh seafood in blocks and therefore the sales volume could be fluctuated significantly quarter over quarter.

Three months ended June 30, 2011 compared to three months ended June 30, 2010, and Six months ended June 30, 2011 compared to six months ended June 30, 2010

Sales

Our revenue decreased by approximately $5.5 million or 19.9% from $27.6 million for the three months ended June 30, 2010 to $22.1 million for the same period ended June 30, 2011. The decrease in revenue was mainly due to the softness in sales of our processed seafood products as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan earlier this year, partially offset by the increase in sales of the newly acquired algae-based beverage business. Sales of our processed seafood products decreased by $6.0 million or 30.8% year over year to $13.4 million, whereas sales of algae-based beverage products increased by $0.8 million or 10.7% to $8.6 million for the same periods under review.

Our revenue during the six months ended June 30, 2011 increased to $48.7 million by approximately $1.5 million or 3.2% compared to $47.2 million we realized during the six months ended June 30, 2010. Sales of our processed seafood products decreased by $2.6 million or 7.2%, whereas sales of our marine catch segment decreased by $0.7 million or 89.9%. Sales of algae-based beverage products increased by $4.8 million or 45.4% to $15.4 million during the six months ended June 30, 2011. The six months year over year rate of increase is much higher than the rate of increase for the three months year over year comparison for sales of algae-based beverage products because the second quarter of last year had more shipments compared to the first quarter of last year as a result of the continuous contribution of the related sales and marketing campaigns since the beginning of 2010.

The processed seafood products operations continued to grow significantly during the first quarter of 2011 as our products continue to gain market acceptance, particularly in Zhejiang and Fujian provinces. However, sales of processed seafood products declined in the second quarter of 2011 as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan earlier this year. Although sales declined beginning in late March through the second quarter of 2011 compared to the same period in 2010, we believe that sales have stabilized as of June 30,2011.While we are confident that the seafood we use to produce our processed seafood products are safe, it is unclear how long it will take for consumer confidence in seafood products to normalize.

This is the second year for our recognition of sales of our algae-based beverage products since the acquisition on January 1, 2010. We have reorganized the distribution network of our beverage segment and reduced our coverage solely to Fujian province during 2010.  After gaining experience in Fujian last year, we expanded our distribution into Zhejiang province in the second quarter of this year. Given our continuous contribution to the related sales and marketing campaigns and our expansion plan into more untapped areas, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to 172, as of June 30, 2011.

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

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood operations and the cost of our marine catch, as well as the cost of our algae-based beverage products. The breakdown is as follows:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	9,763	65.4	12,531	72.2	22,887	71.6	23,500	77.3
Marine catch	-	-	293	1.7	47	0.2	582	1.9
Algae-based beverage products	5,155	34.6	4,527	26.1	9,028	28.2	6,311	20.8
Total	14,918	100.0	17,351	100.0	31,962	100.0	30,393	100.0

Cost of revenue – Processed seafood products

Our cost of revenue comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	7,012	71.8	9,545	76.2	16,708	73.0	17,572	74.8
Packaging materials	1,154	11.8	1,652	13.2	2,819	12.3	3,018	12.8
Direct labor	788	8.1	551	4.4	1,518	6.6	1,275	5.4
Manufacturing overhead	809	8.3	783	6.2	1,842	8.1	1,635	7.0
Total	9,763	100.0	12,531	100.0	22,887	100.0	23,500	100.0

Raw materials

Raw materials comprise mainly seafood such as fish, prawns and squids. We use seafood which are fished from the open sea and not bred through aquaculture. The costs of these raw materials are dependent on the prevailing market prices. There is a stable and abundant supply from the existing market. We are located close to the Xiangzhi (Shishi) fishing port, which is one of the largest fishing ports in Fujian province, and one of the state-level fishing port centres.

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

Since the nuclear disaster in Japan earlier this year, there was an upward pressure on the prices of our raw materials, including small-sized seafood materials, as a result of fiercer competition with the breeding farms where the small-sized seafood materials are used as feeds.

Raw material costs accounted for approximately 73.0% and 74.8% of our cost of sales for the six months ended June 30, 2011 and 2010, respectively.  The decrease was primarily because the percentage of increase in direct labor costs and manufacturing overhead was higher than that in raw material costs for the period under review.

The decrease in raw material costs for the periods under review was mainly due to our decreased production and sales of processed seafood products, whereas direct labor and manufacturing overhead are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

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

Packaging materials

Packaging materials accounted for approximately 12.3% and 12.8% of our cost of revenue for the six months ended June 30, 2011 and 2010, respectively. The decrease was primarily because the percentage of increase in direct labor costs and manufacturing overhead was higher than that in packaging costs for the period under review.

The decrease in packaging material costs for the periods under review was mainly due to the decreased production and sales of processed seafood products. We have experienced a mild price increase in packaging materials during the periods under review due to inflation and use of individual packages for some of our new products.

Direct labor

Direct labor costs accounted for approximately 6.6% and 5.4% of our cost of revenue for the six months ended June 30, 2011 and 2010, respectively. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount for the processed seafood segment as at June 30, 2011 has slightly decreased to 795 from 808 as at the second quarter end of 2010. The increase in direct labor costs for the periods under review was mainly due to the increased wage rates since April 2011 so as to cope with the market standard.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods.

The increase in manufacturing overhead for the periods under review was mainly due to the inflated costs and the expansion of production facilities during the periods under review.

Cost of revenue - Marine catch

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	-	-	279	95.3	36	76.6	522	89.6
Other expenses	-	-	14	4.7	11	23.4	60	10.4
Total	-	-	293	100.0	47	100.0	582	100.0

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

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the freshness for the marine catch.

Cost of revenue – Algae-based beverage products

Our cost of revenue comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	758	14.7	707	15.6	1,340	14.8	1,168	18.5
Packaging materials	3,524	68.4	3,074	67.9	6,127	67.9	4,157	65.9
Manufacturing overhead	873	16.9	746	16.5	1,561	17.3	986	15.6
Total	5,155	100.0	4,527	100.0	9,028	100.0	6,311	100.0

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as herbal powder and sugar. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 14.8% and 18.5% of our cost of revenue for the six months ended June 30, 2011 and 2010, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by the product mix for the relevant financial period and the market price of the raw materials.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices with a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 67.9% and 65.9% of our cost of revenue for the six months ended June 30, 2011 and 2010, respectively. The increase in the percentage of packaging materials cost as a proportion of the total cost of revenue during the periods under review was mainly due to the price increase in packaging materials as a result of inflation.

Manufacturing overhead

We utilize third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We are going to use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three months ended June 30,				Six months ended June 30,
	2010		2010		2010		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	3,660	51.2	6,864	67.2	10,405	62.1	12,393	73.7
Marine catch	-	-	59	0.6	29	0.2	169	1.0
Algae-based beverage products	3,491	48.8	3,283	32.2	6,330	37.7	4,253	25.3
Total	7,151	100.0	10,206	100.0	16,764	100.0	16,815	100.0

Gross profit margin by product

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	%	%	%	%
Processed seafood products	27.2	35.4	31.3	34.5
Marine catch	-	17.0	37.7	22.5
Algae-based beverage products	40.4	42.0	41.2	40.3
Total	32.4	37.0	34.4	35.6

Gross profit

Gross profit dropped by 29.9% or $3.0 million, from $10.2 million for the three months ended June 30, 2010 to $7.2 million for the same period in 2011. Overall gross profit margin dropped by 4.6 percentage points from 37.0% for the three months ended June 30, 2010 to 32.4% for the same period in 2010. Gross profit margin for the processed seafood products operations decreased from 35.4% to 27.2%. The deterioration of gross profit margin for the processed seafood segment was mainly due to the decreased scale of production and the increased costs of raw materials, packaging materials, direct labor and manufacturing overhead. Gross profit margin for the algae-based beverage segment decreased from 42.0% to 40.4% for the same periods under review mainly due to the increased costs of packaging materials and manufacturing overhead.

Similarly, gross profit slightly dropped by 0.3% or $0.1 million, to $16.8 million for the six months ended June 30, 2011 comparing to the same period in 2010. Overall gross profit margin for the six months ended June 30, 2011 dropped by 1.2% to 34.4% from 35.6% for the same period in 2010. Gross profit margin for the processed seafood products operations decreased from 34.5% to 31.3%, whereas gross profit margin for the algae-based beverage segment was increased from 40.3% to 41.2% for the same periods under review.

Depreciation and amortization

Depreciation and amortization accounted for approximately 2.7% and 2.6% of our total revenue for the six months ended June 30, 2011 and 2010 respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.5 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 11.3% and 2.8% of our total revenue for the six months ended June 30, 2011 and 2010 respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs so as to strengthen our brand position in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. Accordingly, the number of sales staff has further increased from 94 in 2010 to 217 as at June 30, 2011, of which 172 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 2.8% of our total revenue for each of the six months ended June 30, 2011 and 2010.

Stock-based compensation

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares to certain of its officers, directors and employees.  Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.6 million, which is recognized as compensation expense, using the straight-line method, over a period of one year from April 1, 2011 to March 31, 2012.

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

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.1% of our total revenue for the six months ended June 30, 2010. We have repaid all short-term bank borrowings during the first quarter of 2010.

Income before income tax

Our income before income tax decreased by $5.1 million or 38.9%, from $13.1 million for the six months ended June 30, 2010 to $8.0 million for the same period in 2011. The decrease was mainly due to the combination of the decrease in sales of 7.2% for the processed seafood segment, the decrease in corresponding gross profit margin by 3.2%, and the increase in the sales and marketing expenses and the stock-based compensation costs, which was partially offset by the increase in sales of 45.4% for the algae-based beverage segment and the corresponding improved gross profit margin of 0.9%, as a result of the factors described above.

Income tax expense

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

In 2009, Mingxiang received a notice of recognition as an enterprise of new and high technology, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for the Company engaged in advanced food processing technologies for Fujian province. As a new and high technology company, Mingxiang is qualified for a reduced tax rate of 15% on its assessable income for the period of three years, through 2012. Income tax expenses for the six months ended June 30, 2011 and 2010 were $1.4 million and $2.4 million, respectively. The effective tax rates were 17.4% and 18.2%, respectively, for the same periods under review.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of shareholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at June 30, 2011 amounted to approximately $38.3 million, without any short-term bank loans after the full repayment during the first quarter of 2010.

A summary of our cash flows for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
US$’000	2011	2010

Net cash provided by operating activities	27,013	8,592
Net cash (used in) provided by investing activities	(4,949)	787
Net cash (used in) provided by financing activities	(224)	23,444

Net change in cash and cash equivalents	21,840	32,823
Foreign currency translation adjustment	948	413
Cash and cash equivalents at the beginning of the period	15,557	7,143
Cash and cash equivalents at the end of the period	38,345	40,379

Net cash provided by operating activities

Our net cash provided by operating activities for the six months ended June 30, 2011 amounted to approximately $27.0 million, which was an increase of $18.4 million compared to net cash provided by operating activities for the same period in 2010. The increase was mainly attributable to the decrease in accounts receivable of $31.3 million for the six months ended June 30, 2011, partially offset by the decreased net income earned of $4.1 million during the same periods under review.

Net cash (used in) provided by investing activities

For the six months ended June 30, 2011, our net cash used in investing activities was approximately $4.9 million which was mainly attributable to the additional costs for the construction of the cold storage facilities.

Net cash (used in) provided by financing activities

For the six months ended June 30, 2011, our net cash used in financing activities was approximately $0.2 million which was attributable to the repayment of amount due to a shareholder.

Our net cash provided by financing activities was approximately $23.4 million for the six months ended June 30, 2010, which was mainly attributable to the net proceeds from the registered direct offering of common stock taken place in January 2010, partially offset by the repayment of short-term bank loans in the first quarter of last year.

Capital resources

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to satisfy our current operating expenditures for the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash. We manage our cash based on thorough consideration of our corporate strategy as well as the macro economic situation. Factors we take into account when managing our cash include interest rates, foreign currency fluctuation as well as the flexibility in executing our acquisition and operational strategies.

We are currently building the cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $20.0 million in land use rights and construction costs from available funds and expect to run the new facility in the second half of 2011. We have paid approximately $16.6 million in relation to the construction costs as at June 30, 2011 to secure the overall construction costs associated with the cold storage facilities.

After the registered direct offering of common stock and repayment of bank loans during 2010, the relative cost of capital resources decreased correspondingly given the increase in the equity financing and reduced level of debt borrowings.

Apart from the expansion plan discussed above and the commitments set out in the section of “Commitments and Contingencies” herein, we do not have any other material commitments for capital expenditures and other expenditures. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations for the next twelve months. We do not have any further fund raising plan at the moment.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals that expired on February 17, 2011. On January 7, 2011, Ocean Technology renewed the office space under a non-cancellable lease agreement for a further term of 3 years with fixed monthly rental, expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the six months ended June 30, 2011 was $39,618. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $211,000 in total for the following three years.

Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of the cold storage facilities. The construction is expected to be completed in the second half of 2011. Total estimated construction costs are approximately $18.2 million. As of June 30, 2011, the Company recorded approximately $16.6 million as construction in progress. Hence the aggregated contingent payments related to the third party contractor are approximately $1.6 million as of June 30, 2011.

Guarantees

As of June 30, 2011, Mingxiang is contingently liable as guarantor with respect to the loans of $773,634 (equivalent to RMB5,000,000) and $464,181 (equivalent to RMB3,000,000) to two unrelated third parties, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”) and Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”), respectively. The term of these guarantees commenced from July 2009 through July 2011, with a renewal provision of 2 years. Should Yu Ching or Han Jiang Hua Lian fail to make their debt payments due at any time from the date of guarantees, Mingxiang will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantees is $1,237,815 (equivalent to RMB8,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Yu Ching or Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of June 30, 2011, the Company has not recorded any liabilities under these guarantees.

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

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

FOREIGN EXCHANGE EXPOSURE

Our sales are denominated in RMB and US dollars whilst our purchases and operating expenses are mostly denominated in RMB. As such, we may be exposed to any significant transactional foreign exchange exposure for our operations. However, to the extent that we may enter into transactions in currencies other than RMB in the future, particularly as we penetrate into overseas markets, our financial results may be subject to fluctuations among those foreign currencies and RMB.

The percentage of our sales denominated in RMB and US dollars are as follows:

	Six months ended June 30,
(%)	2011	2010
Sales
RMB	99.8	99.2
US dollars	0.2	0.8
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at June 30, 2011, the exchange rate was approximately US$1.00 to RMB6.4630. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. Reports indicate that inflation in China increased to a 35-month high of 6.4 percent in June 2011. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2011.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting.

During the most recent quarter ended June 30, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 68.3% and 76.0% of our sales for the six months period ended June 30, 2011 and 2010, respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including but not limited to, environmental factors, the availability of seafood stock, weather conditions, water contamination, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

The nuclear disaster in Japan that occurred in 2011, can also affect the continuous supply and pricing of our supply of the fresh materials.

Our profitability will be affected by fluctuations in the prices of our major raw materials.

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 73.0% and 74.8% of our total cost of sales of processed seafood products for the six months period ended June 30, 2011 and 2010, respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on several major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 40.2% and 33.7% of our sales for the six months period ended June 30, 2011 and 2010, respectively. In the event these customers do not continue to purchase from us or reduce their purchases from us or develop their own abilities to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected.

For the six months ended June 30, 2011, one customer represented more than 10% of the Company’s revenue. This customer accounts for 11% of the Company’s revenue amounting to $5,231,600, with $2,598,518 of accounts receivable.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 90.6% and 88.6% of our total purchases of raw materials for the six months period ended June 30, 2011 and 2010, respectively; In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

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

Since we do not have long-term contracts with our suppliers and customers, there is no guarantee that our suppliers will continue to supply us with raw materials, or that our customers will continue to purchase our products.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products, marine catch and algae-based beverage products as a percentage of our total sales for the period under review were as follows:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	13,423	60.8	19,395	70.4	33,292	68.3	35,893	76.0
Marine catch	-	-	352	1.3	76	0.2	751	1.6
Algae-based beverage products	8,646	39.2	7,810	28.3	15,358	31.5	10,564	22.4
Total	22,069	100.0	27,557	100.0	48,726	100.0	47,208	100.0

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

Currently, we do not have any product liability insurance in respect of our products. We believe that premiums for product liability insurance are high compared to the risk of claims. In the event that the consumption of our processed seafood products causes harm, illness or death to a consumer of our products, whether as a result of product deterioration, spoiling, sabotage, willful action, omission or negligence, we may be liable to complaints, lawsuits and claims from consumers of our products which in turn could generate negative publicity and materially and adversely affect our business, financial condition and our operations.

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 0.2% of our total sales for the six months period ended June 30, 2011. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of June 30, 2011, our distribution network is comprised of 18 exclusive distributors for our dried processed seafood products located in six provinces and 7 exclusive distributors for our algae-based beverage products located in two provinces. These distributors sub-distribute our dried processed seafood products to about 3,200 retail points and our algae-based beverage products to 15,000 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

In 2004, an undersea earthquake occurred off the west coast of Sumatra Indonesia. This earthquake triggered a series of devastating tsunamis along the coasts of most landmasses bordering the Indian Ocean. More than 225,000 people in 11 countries were killed, and coastal communities were inundated with waves of up to 100 feet.

In May 2008, an 8.0 magnitude earthquake occurred in Sichuan Province. This earthquake, also known as the Wenchuan earthquake, killed at least 69,000 people, injured over 374,000 and left 18,000 listed as missing. The earthquake left between 4.8 million and 11 million people homeless and was the deadliest earthquake to hit China since the 1976 Tangshan earthquake.

In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and damage to several nuclear reactors. Although to date the damage caused by the earthquake tsunami or radiation leaks have not significantly damaged our access to or price of materials or the quality of such raw materials, there can be no assurance that such access, price or quality may not be affected. In addition, public concern about seafood contamination can also adversely affect our sales of seafood products as a result of consumers’ perception of food safety issues resulting from nuclear radiation leaks in Japan.

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

Our purchase of the beverage business involves the risks of entering into a new business.

On January 1, 2010, we purchased Xianghe, a beverage company, and entered into a new business segment where we needed to rely on the current management for the business acquired. Xianghe is a Fujian based manufacturer of the branded Hi-Power algae-based soft drinks. We did not have prior experience in the beverage business and the success of Xianghe is subject to all of the uncertainties regarding the development of a new business. Although we intend to integrate the product into Mingxiang’s distribution network and further expand the distribution into other untapped areas, there can be no assurance regarding the successful distribution and market acceptance of the beverage products.

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

During the six months ended June 30, 2011, approximately 93.7% of our sales of the beverage product were in Fujian province. Although we have experienced strong growth in sales in Fujian province and have expanded our sales to Zhejiang province and intend to expand our sales to other provinces, any significant disruption in sales in Fujian could adversely affect our beverage business.

Our beverage business is heavily regulated by China State Food and Drug Administration (“SFDA”)  and other government agencies for the production and packaging of beverage products, and failure to comply these regulation may adversely affected our beverage business.

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at June 30, 2011, the closing exchange rate was approximately US$1.00 to RMB6.4630. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2010 and 2009, approximately 99.6% and 97.4% of our sales, respectively was denominated in RMB; and approximately 99.8% for the six months period ended June 30, 2011 of our sales, respectively was denominated in RMB. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

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

Price inflation in China could affect our results of operation if we are unable to pass along raw material price increases to our customers.

Inflation in China has recently increased substantially. Reports indicate that inflation in China increased to a 35-month high of 6.4 percent in June 2011. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our results of operation if we are unable to pass along raw material price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

As of June 30, 2011, Mr. Liu owns approximately 41.1% of our outstanding common stock. As a result, he can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Our Amended Articles of Incorporation authorizes our Board of Directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the shareholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS
OF
CHINA MARINE FOOD GROUP LIMITED

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

XBRL Exhibit

101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: August 8, 2011	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: August 8, 2011	Marco Hon Wai Ku, Chief Financial Officer
(Principal financial officer and principal accounting officer)