Form 10-Q/A
period 2011-06-30
CHINA MARINE FOOD GROUP LTD
filed 2011-08-11
CIK 1099977

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A

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

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Registration S-K. No other changes have been made to the 10-Q filed on August 8, 2011.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS
OF
CHINA MARINE FOOD GROUP LIMITED

31.1*	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer
31.2*	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

XBRL Exhibit**

101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with the 10-Q and attached hereto.
**	Furnished, not filed, herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: August 9, 2011	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: August 9, 2011	Marco Hon Wai Ku, Chief Financial Officer
(Principal financial officer and principal accounting officer)