Form 10-Q
period 2011-09-30
CHINA MARINE FOOD GROUP LTD
filed 2011-11-10
CIK 1099977

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: November 1, 2011, Common Stock: 29,697,976.

CHINA MARINE FOOD GROUP LIMITED.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTMBER 30, 2011

INDEX

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	2-23

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23-37

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37-38

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	38

Item 1A:	Risk Factors	39-51

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3:	Defaults Upon Senior Securities	51

Item 4:	[Reserved]	51

Item 5:	Other Information	51

Item 6:	Exhibits	51
	Signatures	52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and Audited Condensed Consolidated Balance Sheets as of December 31, 2010	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2011	7

Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2011	8-23

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares))

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$31,317,098	$15,556,772
Accounts receivable, net	26,971,527	48,530,539
Inventories	16,859,087	9,992,870
Prepaid expenses and other current assets	2,515,618	105,640

Total current assets	77,663,330	74,185,821

Property, plant and equipment, net	11,246,805	8,801,267
Land use rights, net	3,026,491	2,991,459
Construction in progress	20,053,953	13,409,068
Intangible assets, net	20,739,051	21,926,593
Goodwill	2,539,286	2,460,971

TOTAL ASSETS	$135,268,916	$123,775,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	3,581,838	3,764,722
Amount due to a shareholder	50,075	261,789
Income tax payable	755	537,751
Accrued liabilities and other payables	3,361,507	4,858,694

Total current liabilities	6,994,175	9,422,956

Commitments and contingencies (see Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,697,976 and 28,977,976 shares issued and outstanding as of September 30, 2011 and December 31, 2010	29,698	28,978
Additional paid-in capital	50,074,952	47,377,872
Statutory reserve	9,263,241	9,263,241
Accumulated other comprehensive income	11,190,470	7,402,582
Retained earnings	57,359,749	49,922,756
Total China Marine Food Group Limited shareholders’ equity	127,918,110	113,995,429
Non-controlling interests	356,631	356,794
Total shareholders’ equity	128,274,741	114,352,223

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,268,916	$123,775,179

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE, NET
Processed seafood products	$14,440,645	$15,855,970	$47,732,721	$51,748,569
Marine catch	8,033,004	71,991	8,108,980	822,990
Algae-based beverage products	8,444,457	6,734,615	23,802,183	17,298,654
	30,918,106	22,662,576	79,643,884	69,870,213

COST OF REVENUE (inclusive of depreciation and amortization)
Processed seafood products	(10,468,698)	(10,384,718)	(33,355,105)	(33,884,705)
Marine catch	(7,599,621)	(45,982)	(7,646,971)	(627,936)
Algae-based beverage products	(5,153,109)	(3,908,462)	(14,181,468)	(10,219,501)
	(23,221,428)	(14,339,162)	(55,183,544)	(44,732,142)

GROSS PROFIT	7,696,678	8,323,414	24,460,340	25,138,071

OPERATING EXPENSES:
Depreciation and amortization	(684,922)	(632,059)	(2,024,749)	(1,879,236)
Sales and marketing	(4,677,574)	(1,987,391)	(10,181,898)	(3,289,356)
General and administrative	(613,047)	(714,355)	(1,956,030)	(2,020,673)
Stock-based compensation	(705,157)	-	(1,368,531)	-

Total operating expenses	(6,680,700)	(3,333,805)	(15,531,208)	(7,189,265)

INCOME FROM OPERATIONS	1,015,978	4,989,609	8,929,132	17,948,806

OTHER INCOME (EXPENSES):
Subsidy income	-	192	-	71,445
Rental income	26,907	23,229	75,134	68,585
Interest income	47,892	35	115,275	94,932
Interest expense	-	(107)	-	(39,811)
INCOME BEFORE INCOME TAXES	1,090,777	5,012,958	9,119,541	18,143,957

INCOME TAX EXPENSE	(283,216)	(851,085)	(1,682,711)	(3,238,124)

NET INCOME	807,561	4,161,873	7,436,830	14,905,833

Less: net loss (income) attributable to non-controlling interests	45	(126)	163	(492)

NET INCOME ATTRIBUTABLE TO CHINA MARINE FOOD GROUP LIMITED	$807,606	$4,161,747	$7,436,993	$14,905,341

Other comprehensive income:

- Foreign currency translation gain	1,425,259	1,699,426	3,787,888	2,354,926

COMPREHENSIVE INCOME	$2,232,865	$5,861,173	$11,224,881	$17,260,267

Net income per share attributable to China Marine Food Group Limited
- Basic	$0.03	$0.15	$0.25	$0.53
- Diluted	$0.03	$0.14	$0.25	$0.51

Weighted average shares outstanding
- Basic	29,695,150	28,525,850	29,452,996	28,122,266
- Diluted	29,695,150	29,378,659	29,452,996	29,037,695

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,436,830	$14,905,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,248,254	2,081,868
Stock issued to an executive	-	143,100
Stock issued for service	51,800	109,725
Reversal of doubtful accounts	(108,336)	(34,492)
Loss on disposal of property, plant and equipment	22,045	-
Compensatory stock awards	2,646,000	-
Changes in operating assets and liabilities:
Accounts receivable	21,667,348	6,898,320
Inventories	(6,866,217)	(25,740,686)
Prepaid expenses and other current assets	(2,409,978)	(2,444,803)
Accounts payable, trade	(182,884)	2,635,471
Income tax payable	(536,996)	(371,167)
Accrued liabilities and other payables	(1,497,187)	(1,107,334)

Net cash provided by (used in) operating activities	22,470,679	(2,924,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,045)	(177,715)
Cash paid to construction in progress	(8,213,324)	(13,027,294)
Addition to land use right	-	(69,778)
Net cash received from acquisition of a subsidiary	-	977,476

Net cash (used in) investing activities	(8,239,369)	(12,297,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amount due to a shareholder	(211,714)	(568)
Advance to a non-controlling shareholder of a subsidiary	-	(144,113)
Proceeds from the registered direct offering, net of expenses	-	28,328,466
Proceeds from exercise of warrants	-	700,280
Repayment on short-term borrowings	-	(4,139,121)
Dividends paid	-	(1,305,837)

Net cash (used in) provided by financing activities	(211,714)	23,439,107

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,019,596	8,217,631

Effect of exchange rate changes in cash and cash equivalents	1,740,730	1,559,520

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,556,772	7,143,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,317,098	$16,920,383
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,219,707	$3,609,291
Cash paid for interest	$-	$39,811

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from prepayment to land use rights	$-	$2,274,323
Transfer from construction in progress to property, plant and equipment	$1,807,283	$-

ACQUISITION OF XIANGHE
Transfer from note receivable to paid for acquisition of Xianghe	$-	$26,399,696
Consideration paid by Xianghe on behalf of Mingxiang	$-	$1,400,304

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	China Marine Food Group Limited shareholders’ equity
					Accumulated
			Additional		other		Non-	Total
	Common stock		paid-in	Statutory	comprehensive	Retained	controlling	Shareholders’
	No. of shares	Amount	capital	reserve	income	earnings	interests	equity

Balance as of December 31, 2010	28,977,976	$28,978	$47,377,872	$9,263,241	$7,402,582	$49,922,756	$356,794	$114,352,223

Compensatory stock awards	700,000	700	2,645,300	-	-	-	-	2,646,000
Stock issued for service	20,000	20	51,780	-	-	-	-	51,800
Net income for the period	-	-	-	-	-	7,436,993	(163)	7,436,830
Foreign currency translation adjustment	-	-	-	-	3,787,888	-	-	3,787,888

Balance as of September 30, 2011	29,697,976	$29,698	$50,074,952	$9,263,241	$11,190,470	$57,359,749	$356,631	$128,274,741

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future periods.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are not insured or otherwise protected. The Company had cash concentration risk of $30,635,278 and $14,364,156 as of September 30, 2011 and December 31, 2010, respectively.

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

Accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010

Account receivable	$27,107,063	$48,774,411
Less: allowance for doubtful accounts	(135,536)	(243,872)
Account receivable, net	$26,971,527	$48,530,539

As of September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $135,536 and $243,872, respectively.

Changes in the allowance for doubtful accounts are as follows:

	September 30, 2011	December 31, 2010

Beginning balance	$243,872	$94,643
(Reversal of) Provision for doubtful accounts	(108,336)	149,229
Amounts written off	-	-
Ending balance	$135,536	$243,872

●	Inventories

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

As of September 30, 2011 and December 31, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Depreciation expense for the three and nine months ended September 30, 2011 and 2010 were $113,978, $332,708 and $88,526, $258,550, respectively, which included $73,254, $215,264 and $64,856, $194,788 in cost of revenue.

Certain property, plant and equipment with original costs of $1,043,853 have become fully depreciated as of September 30, 2011.

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

Amortization expense for the three and nine months ended September 30, 2011 and 2010 were $20,008, $59,239 and $18,896, $56,387, respectively, in which $2,784, $8,241 and $2,629, $7,844 were included in cost of revenue.

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

Amortization expense for the three and nine months ended September 30, 2011 and 2010 were $626,974, $1,856,307 and $592,122, $1,766,931, respectively. The estimated annual amortization expense is $2,513,744 for each of the five succeeding years.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2011.

●	Goodwill

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company generally seeks the assistance of independent valuation experts in assisting them in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company tests goodwill for impairment on an annual basis. In this process, the Company relies on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of September 30, 2011, the Company determines that no goodwill impairment charge is required.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and recorded no reserve for sales returns for the period ended September 30, 2011.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

For the period ended September 30, 2011, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,
	2011	2010

Earnings for the period	$807,606	$4,161,747

Determination of shares:
Basic weighted average common shares outstanding	29,695,150	28,525,850
Assumed exercise of warrants	-	852,809

Diluted weighted average common shares outstanding	29,695,150	29,378,659

Basic earnings per share	$0.03	$0.15
Diluted earnings per share	$0.03	$0.14

	Nine Months Ended September 30,
	2011	2010

Earnings for the period	$7,436,993	$14,905,341

Determination of shares:
Basic weighted average common shares outstanding	29,452,996	28,122,266
Assumed exercise of warrants	-	915,429

Diluted weighted average common shares outstanding	29,452,996	29,037,695

Basic earnings per share	$0.25	$0.53
Diluted earnings per share	$0.25	$0.51

●	Foreign currencies translation

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2011	September 30, 2010
Period-end exchange rates RMB:US$1	6.3885	6.6781
Average exchange rates RMB:US$1 for three months period ended	6.4034	6.7803
Average exchange rates RMB:US$1 for nine months period ended	6.4884	6.8164

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

Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.7 million, which will be recognized as compensation expense, using the straight-line method, over a period of one year from April 1, 2011 to March 31, 2012.

For the three and nine months period ended September 30, 2011, the recognized stock-based compensation expenses and related tax benefits were $705,157, $1,368,531 and $105,774, $205,280, respectively.

The unrecognized stock-based compensation expense as of September 30, 2011 is $1,277,469, and the remaining expected term for this expense to be recognized is 0.50 year.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the period ended September 30, 2011, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products in the PRC.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 4	INVENTORIES

Inventories consisted of the following:

	September 30, 2011	December 31, 2010

Raw materials	$11,971,507	$282,075
Work-in-process	4,504,943	8,946,405
Finished goods	176,413	542,880
Packaging materials	206,224	221,510

Total	$16,859,087	$9,992,870

For the period ended September 30, 2011 and December 31, 2010, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE - 5	CONSTRUCTION IN PROGRESS

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

During 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was then entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction is expected to be completed by the end of 2011. Total estimated construction costs are approximately $24.0 million. As of September 30, 2011, the Company recorded approximately $20.1 million as construction in progress.

NOTE - 6	AMOUNT DUE TO A SHAREHOLDER

As of September 30, 2011 and December 31, 2010, the amounts of $50,075 and $261,789 represented temporary advances for working capital purposes from a major shareholder, Mr. Liu, which was unsecured, interest free and repayable on demand.

NOTE - 7	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

September 30, 2011

20% share of equity interest in Xianghe	$507,276
Less: advance to a non-controlling shareholder of a subsidiary	(150,645)

Net amount	$356,631

Advance to a non-controlling shareholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 8	STOCKHOLDERS’ EQUITY

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

NOTE - 9	INCOME TAXES

For the period ended September 30, 2011 and 2010, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine Months Ended September 30,
	2011	2010
Tax jurisdiction from:
– Local	$-	$(6,643)
– Foreign	9,119,541	18,150,600

Income before income taxes	$9,119,541	$18,143,957

The provision for income taxes consisted of the following:

	Nine Months Ended September 30,
	2011	2010
Current:
– Local	$-	$-
– Foreign	1,682,711	3,238,124

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$1,682,711	$3,238,124

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

As of September 30, 2011, China Marine incurred $21,888 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $7,551 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the periods ended September 30, 2011 and 2010, respectively. As of September 30, 2011, Ocean Technology incurred $653,661 of net operating loss carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $107,854 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended September 30, 2011 and 2010. Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (Jixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”) are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

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

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010

Income before income taxes from PRC subsidiaries	$9,228,116	$18,254,013
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	2,307,029	4,563,503

Tax effect on utilization of net operating loss carryforwards	-	-
Tax effect from Tax Holiday	(1,104,031)	(1,773,615)
Tax effect on net operating losses from PRC subsidiaries	1,483	46
Tax effect on non-taxable income	(9,965)	(4)
Tax effect on non-deductible expenses	488,195	448,194

Income taxes at effective rate	$1,682,711	$3,238,124

As of September 30, 2011, the PRC operation incurred $117,909 of net operating loss carryforwards available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $29,477 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Tax Holiday

Income before income tax expense was $9,119,541 and $18,143,957 for the nine months ended September 30, 2011 and 2010 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the nine months ended September 30, 2011 and 2010 was $1,682,711 and $3,238,124. The combined unaudited pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Nine Months Ended September 30,
	(Unaudited)
	2011	2010
Amount of tax holiday effect	$1,104,031	$1,773,615
Tax holiday effect on basic earnings per share	$0.04	$0.06
Tax holiday effect on diluted earnings per share	$0.04	$0.06

NOTE - 10	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)	Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended September 30, 2011 and 2010 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended September 30, 2011 and 2010.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$14,440,645	$8,033,004	$8,444,457	$30,918,106
Cost of revenue	(10,468,698)	(7,599,621)	(5,153,109)	(23,221,428)

Gross profit	$3,971,947	$433,383	$3,291,348	$7,696,678

Expenditure for long-lived assets	$3,290,384	$-	$-	$3,290,384

	Three Months Ended September 30, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$15,855,970	$71,991	$6,734,615	$22,662,576
Cost of revenue	(10,384,718)	(45,982)	(3,908,462)	(14,339,162)

Gross profit	$5,471,252	$26,009	$2,826,153	$8,323,414

Expenditure for long-lived assets	$13,052,471	$-	$-	$13,052,471

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine Months Ended September 30, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$47,732,721	$8,108,980	$23,802,183	$79,643,884
Cost of revenue	(33,355,105)	(7,646,971)	(14,181,468)	(55,183,544)

Gross profit	$14,377,616	$462,009	$9,620,715	$24,460,340

Expenditure for long-lived assets	$8,239,369	$-	$-	$8,239,369

	Nine Months Ended September 30, 2010
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$51,748,569	$822,990	$17,298,654	$69,870,213
Cost of revenue	(33,884,705)	(627,936)	(10,219,501)	(44,732,142)

Gross profit	$17,863,864	$195,054	$7,079,153	$25,138,071

Expenditure for long-lived assets	$13,274,787	$-	$8,991	$13,283,778

Expenditure for long-lived assets incurred for the period ended September 30, 2011 and 2010 mainly relates to the construction of a cold storage facility which will be used for both processed seafood products and marine catch segments.

(b)	Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue, net
The PRC	$30,918,106	$22,591,532	$79,567,908	$69,399,158
Asia	-	71,044	75,976	471,055
Total revenue, net	$30,918,106	$22,662,576	$79,643,884	$69,870,213

All the Company’s long-lived assets are located in the PRC in both periods.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended September 30, 2011, one customer represented more than 10% of the Company’s revenue. This customer accounts for 26% of the Company’s revenue amounting to $8,032,033, with $9,218,126 of accounts receivable which included value-added tax, respectively.

For the nine months ended September 30, 2011, one customer represented more than 10% of the Company’s revenue. This customer accounts for 10% of the Company’s revenue amounting to $8,032,033, with $9,218,126 of accounts receivable which included value-added tax, respectively.

(b)	Major vendors

The following is a table summarizing the purchases of raw materials from vendors that individually represents more than 10% of the total purchases for the period ended September 30, 2011 and 2010 and their outstanding balances as at period-end dates.

		Nine Months Ended September 30, 2011
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A		$14,694,252	35%	$-
Vendor B		8,374,456	20%	112,944
Vendor C		6,049,934	15%	98,619

	Total:	$29,118,642	70%	$211,563

		Nine Months Ended September 30, 2010
Vendors		Purchases	Percentage of total purchases	Accounts payable, trade

Vendor D		$10,925,654	21%	$24,727
Vendor B		10,635,056	20%	556,295
Vendor C		10,504,360	20%	108,314
Vendor A		8,815,953	17%	-
Vendor E		5,803,375	11%	-

	Total:	$46,684,398	89%	$689,336

(c)	Credit risk

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE - 12	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals that expired on February 17, 2011. On January 7, 2011, Ocean Technology renewed the captioned office space under a non-cancellable lease agreement for a further term of 3 years with fixed monthly rental, expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the nine months period ended September 30, 2011 was $59,618. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $191,000 in total for the following three years.

(b)	Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was then entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction is expected to be completed by the end of 2011. Total estimated construction costs are approximately $24.0 million. As of September 30, 2011, the Company recorded approximately $20.1 million as construction in progress.

(c)	Guarantees

As of September 30, 2011, Mingxiang is contingently liable as guarantor with respect to the loan of $469,594 (equivalent to RMB3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee commenced from July 2009 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $469,594 (equivalent to RMB3,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if Han Jiang Hua Lian fails to make payments to the creditor upon due dates.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of September 30, 2011, the Company has not recorded any liabilities under this guarantee.

NOTE - 13	SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after September 30, 2011 up through the date we issued the condensed consolidated financial statements. During this period, we did not have any material recognizable subsequent events.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following review concerns the nine months ended September 30, 2011 and 2010, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products and algae-based beverage products, as well as the trading of marine catch. In 2010, we became a manufacturer of algae-based soft drinks through our acquisition of an 80% interest in Xianghe, which is also an operating subsidiary of Ocean Technology.

Our two other subsidiaries, Rixiang and Jixiang are property holding companies. These two companies operate to manage our land use rights and properties, including our production plant, cold storage facility, office tower and staff dormitory. All rental income, which is relatively immaterial, compared to our principal revenues from sale of processed seafood products, beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang and Rixiang are responsible for the rental income related to the collection on the 31 and 6 shop spaces, respectively, at our factory in the Dabao Industrial Zone. The rental contracts are based on a one-year lease term.

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

The raw materials for our processed seafood products are solely purchased from independent fishermen in nearby markets for further processing. In respect of the sales of marine catch, we simply buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan, and overseas customers in the Philippines.

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

Sales of our processed seafood products accounted for approximately 46.7% and 70.0% of our total sales in the third quarter of 2011 and 2010, respectively. Sales of our algae-based beverage products accounted for approximately 27.3% and 29.7% of our total sales in the third quarter of 2011 and 2010, respectively. Trading of marine catch accounted for approximately 26.0% and 0.3% in the third quarter of 2011 and 2010, respectively. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 73.0% and 75.3% of our total cost of revenue of processed seafood products in the third quarter of 2011 and 2010, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

•
Any shortage or contamination in the supply of or increase in the prices of the raw materials for our processed seafood and algae-based beverage products will adversely affect our sales and profit margins.

•
In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and a dam collapse and damage to several nuclear reactors. Although to date the damage caused by the earthquake and tsunami have not damaged our access to raw materials, there can be no assurance that such access may not be affected. Even though government officials and health experts in Japan and China stated the doses of nuclear radiation leaks are low and not a threat to human health unless the tainted products are consumed in abnormally excessive quantities, concern of seafood contamination adversely affected our sales of seafood products as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan.

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

As at September 30, 2011, we employed 918 employees.

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

In September, 2010, we began to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $26.3 million in land use rights and construction costs from funds generated by operations and the facilities are expected to be operational by the end of 2011. Subsequent to full settlement of the land cost, a formal agreement with the local land and resources department was executed on December 30, 2009. We have paid approximately $20.1 million in relation to the construction costs as at September 30, 2011 and the total estimated construction costs are approximately $24.0 million.

We entered into an agreement with a third party contractor in 2010 to build the cold storage facilities, and a supplementary agreement in September 2011 in relation to the additional gross areas, machineries and equipment required for the facility.

We intend to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward which will not only help to reduce storage costs but also expect to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and nine months ended September 30, 2011 and 2010 are set out below:

Breakdown of our past performance by principal products and geographical region

Sales by product

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	14,441	46.7	15,855	70.0	47,733	59.9	51,748	74.0
Marine catch	8,033	26.0	72	0.3	8,109	10.2	823	1.2
Algae-based beverage products	8,444	27.3	6,735	29.7	23,802	29.9	17,299	24.8
Total	30,918	100.0	22,662	100.0	79,644	100.0	69,870	100.0

Sales by geographical region

	Three months ended September 30, 2011
	Processed seafood products		Marine catch (3)		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,324	9.2	-	-	-	-	1,324	4.3
Zhejiang	5,839	40.4	-	-	1,838	21.8	7,677	24.8
Fujian	6,636	46.0	-	-	6,606	78.2	13,242	42.8
Guangdong/ Shenzhen	642	4.4	-	-	-	-	642	2.1
Jiangsu/ Shanghai	-	-	-	-	-	-	-	-
Sichuan/ Chongqing	-	-	-	-	-	-	-	-
Others	-	-	8,033	100.0	-	-	8,033	26.0
Total PRC (1)	14,441	100.0	8,033	100.0	8,444	100.0	30,918	100.0
Asia (2)	-	-	-	-	-	-	-	-
Total	14,441	100.0	8,033	100.0	8,444	100.0	30,918	100.0

	Three months ended September 30, 2010
	Processed seafood products		Marine catch (3)		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,385	8.7	-	-	-	-	1,385	6.1
Zhejiang	7,053	44.5	-	-	-	-	7,053	31.1
Fujian	5,024	31.7	1	1.4	6,373	94.6	11,398	50.3
Guangdong/ Shenzhen	1,031	6.5	-	-	156	2.3	1,187	5.3
Jiangsu/ Shanghai	968	6.1	-	-	206	3.1	1,174	5.2
Sichuan/ Chongqing	394	2.5	-	-	-	-	394	1.7
Others	-	-	-	-	-	-	-	-
Total PRC (1)	15,855	100.0	1	1.4	6,735	100.0	22,591	99.7
Asia (2)	-	-	71	98.6	-	-	71	0.3
Total	15,855	100.0	72	100.0	6,735	100.0	22,662	100.0

	Nine months ended September 30, 2011
	Processed seafood products		Marine catch (3)		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	4,122	8.6	-	-	-	-	4,122	5.2
Zhejiang	20,135	42.2	-	-	2,807	11.8	22,942	28.8
Fujian	20,200	42.3	-	-	20,995	88.2	41,195	51.7
Guangdong/ Shenzhen	2,182	4.6	-	-	-	-	2,182	2.7
Jiangsu/ Shanghai	1,090	2.3	-	-	-	-	1,090	1.4
Sichuan/ Chongqing	-	-	-	-	-	-	-	-
Others	4	0.0	8,033	99.1	-	-	8,037	10.1
Total PRC (1)	47,733	100.0	8, 033	99.1	23,802	100.0	79,568	99.9
Asia (2)	-	-	76	0.9	-	-	76	0.1
Total	47,733	100.0	8,109	100. 0	23,802	100.0	79,644	100.0

	Nine months ended September 30, 2010
	Processed seafood products		Marine catch (3)		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	4,092	7.9	-	-	-	-	4,092	5.9
Zhejiang	22,680	43.8	-	-	140	0.8	22,820	32.6
Fujian	16,692	32.3	352	42.8	15,609	90.2	32,653	46.7
Guangdong/ Shenzhen	3,736	7.2	-	-	1,042	6.0	4,778	6.8
Jiangsu/ Shanghai	2,955	5.7	-	-	460	2.7	3,415	4.9
Sichuan/ Chongqing	1,592	3.1	-	-	-	-	1,592	2.3
Others	1	0.0	-	-	48	0.3	49	0.1
Total PRC (1)	51,748	100.0	352	42.8	17,299	100.0	69,399	99.3
Asia (2)	-	-	471	57.2	-	-	471	0.7
Total	51,748	100.0	823	100.0	17,299	100.0	69,870	100.0

Notes:

(1)
Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan. Such sales amounted to $nil and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Sales to Asia mainly relate to exports to the Philippines.
(3)	Marine catch sales are deemed as opportunistic trading of fresh seafood in blocks and therefore the sales volume could be fluctuated significantly quarter over quarter.

Three months ended September 30, 2011 compared to three months ended September 30, 2010, and
Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Sales

Our revenue increased by approximately $8.2 million or 36.4% from $22.7 million for the three months ended September 30, 2010 to $30.9 million for the same period ended September 30, 2011. The increase in revenue was mainly due to the increase in sales of marine catch and the newly acquired algae-based beverage business, partially offset by the softness in sales of our processed seafood products as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan earlier this year. Sales of our processed seafood products decreased by $1.4 million or 8.9% year over year to $14.4 million, whereas sales of algae-based beverage products increased by $1.7 million or 25.4% to $8.4 million for the same periods under review. Sales of marine catch accounted for approximately $8.0 million for the three months ended September 30, 2011 compared to less than $0.1 million for the same period last year.

Similarly, our revenue during the nine months ended September 30, 2011 increased to $79.6 million by approximately $9.8 million or 14.0% compared to $69.9 million we realized during the nine months ended September 30, 2010. Sales of our processed seafood products decreased by $4.0 million or 7.8% to $47.7 million, whereas sales of algae-based beverage products increased by $6.5 million or 37.6% to $23.8 million. Sales of our marine catch segment increased by $7.3 million to $8.1 million for the same periods under review.

The processed seafood products operations continued to grow significantly during the first quarter of 2011 as our products continue to gain market acceptance, particularly in Zhejiang and Fujian provinces. As a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan earlier this year, sales of processed seafood products declined in the second and third quarters of 2011 compared to the same period in 2010. However, we believe that our sales have stabilized as of September 30, 2011. While we are confident that the seafood we use to produce our processed seafood products are safe, it is unclear how long it will take for consumer confidence in seafood products to normalize.

This is the second year for our recognition of sales of our algae-based beverage products since the acquisition on January 1, 2010. We have reorganized the distribution network of our beverage segment and reduced our coverage solely to Fujian province during 2010. After gaining experience in Fujian last year, we expanded our distribution into Zhejiang province in the second quarter of this year. Given our continuous contribution to the related sales and marketing campaigns and our expansion plan into more untapped areas, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to 159, as of September 30, 2011.

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

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood operations and the cost of our marine catch, as well as the cost of our algae-based beverage products. The breakdown is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	10,468	45.1	10,385	72.4	33,355	60.4	33,885	75.8
Marine catch	7,600	32.7	46	0.3	7,648	13.9	628	1.4
Algae-based beverage products	5,153	22.2	3,908	27.3	14,181	25.7	10,219	22.8
Total	23,221	100.0	14,339	100.0	55,184	100.0	44,732	100.0

Cost of revenue – Processed seafood products

Our cost of revenue comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	7,642	73.0	7,825	75.3	24,350	73.0	25,397	75.0
Packaging materials	1,205	11.5	1,335	12.9	4,024	12.1	4,353	12.8
Direct labor	789	7.5	515	5.0	2,307	6.9	1,790	5.3
Manufacturing overhead	832	8.0	710	6.8	2,674	8.0	2,345	6.9
Total	10,468	100.0	10,385	100.0	33,355	100.0	33,885	100.0

Raw materials

Raw materials comprise mainly seafood such as fish, prawns and squids. We use seafood which are fished from the open sea and not bred through aquaculture. The costs of these raw materials are dependent on the prevailing market prices. There is a stable and abundant supply from the existing market. We are located close to the Xiangzhi (Shishi) fishing port, which is one of the largest fishing ports in Fujian province, and one of the state-level fishing port centres in the PRC.

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

Raw material costs accounted for approximately 73.0% and 75.0% of our cost of sales for the nine months ended September 30, 2011 and 2010, respectively. The decrease was primarily because the percentage of increase in direct labor costs and manufacturing overhead was higher than that in raw material costs for the periods under review.

The decrease in raw material costs for the periods under review was mainly due to our decreased production and sales of processed seafood products, whereas direct labor and manufacturing overhead are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

The percentage of raw materials cost as a proportion of the total cost of revenue is affected by the product mix of the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in market prices of raw materials by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facility and we can also utilize other nearby facilities for storage when needs arise.  This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

Packaging materials

Packaging materials accounted for approximately 12.1% and 12.8% of our cost of revenue for the nine months ended September 30, 2011 and 2010, respectively. The decrease was primarily because the percentage of increase in direct labor costs and manufacturing overhead was higher than that in packaging costs for the periods under review.

The decrease in packaging material costs for the periods under review was mainly due to the decreased production and sales of processed seafood products. We have experienced a mild price increase in packaging materials during the periods under review due to inflation and use of individual packages for some of our new products.

Direct labor

Direct labor costs accounted for approximately 6.9% and 5.3% of our cost of revenue for the nine months ended September 30, 2011 and 2010, respectively. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount for the processed seafood segment as at September 30, 2011 has moderately decreased to 743 from 790 as at the third quarter end of 2010. The increase in direct labor costs for the periods under review was mainly due to the increased wage rates since April 2011 to cope with the market standard.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs, which are used directly in the production of finished goods.

The increase in manufacturing overhead for the periods under review was mainly due to the inflated costs and the expansion of production facilities during the periods under review.

Cost of revenue - Marine catch

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	7,516	98.9	37	80.4	7,553	98.8	559	89.0
Other expenses	84	1.1	9	19.6	95	1.2	69	11.0
Total	7,600	100.0	46	100.0	7,648	100.0	628	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, some of whom directly export the marine catch to South Korea and Taiwan, and overseas customers in the Philippines.

The increase in raw material costs for the periods under review was in line with the increased sales of trading materials.

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the marine catch fresh.

Cost of revenue – Algae-based beverage products

Our cost of revenue comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	718	13.9	616	15.8	2,058	14.5	1,784	17.5
Packaging materials	3,538	68.7	2,644	67.6	9,665	68.2	6,801	66.5
Manufacturing overhead	897	17.4	648	16.6	2,458	17.3	1,634	16.0
Total	5,153	100.0	3,908	100.0	14,181	100.0	10,219	100.0

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as herbal powder and sugar. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 14.5% and 17.5% of our cost of revenue for the nine months ended September 30, 2011 and 2010, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by the product mix for the relevant financial period and the market price of the raw materials.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices with a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 68.2% and 66.5% of our cost of revenue for the nine months ended September 30, 2011 and 2010, respectively. The increase in the percentage of packaging materials cost as a proportion of the total cost of revenue during the periods under review was mainly due to the price increase in packaging materials as a result of inflation.

Manufacturing overhead

We utilize third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We are going to use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three months ended September 30,				Nine months ended September 30,
	2010		2010		2010		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	3,973	51.6	5,470	65.7	14,378	58.8	17,863	71.0
Marine catch	433	5.6	26	0.3	461	1.9	195	0.8
Algae-based beverage products	3,291	42.8	2,827	34.0	9,621	39.3	7,080	28.2
Total	7,697	100.0	8,323	100.0	24,460	100.0	25,138	100.0

Gross profit margin by product

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	%	%	%	%
Processed seafood products	27.4	34.5	30.1	34.5
Marine catch	5.4	36.5	5.7	23.7
Algae-based beverage products	39.0	42.0	40.4	40.9
Total	24.8	36.7	30.7	36.0

Gross profit

Gross profit dropped by 7.5% or $0.6 million, from $8.3 million for the three months ended September 30, 2010 to $7.7 million for the same period in 2011. Overall gross profit margin dropped by 11.9 percentage points from 36.7% for the three months ended September 30, 2010 to 24.8% for the same period in 2011. Gross profit margin for the processed seafood products operations decreased from 34.5% to 27.4%. The deterioration of gross profit margin for the processed seafood segment was mainly due to the decreased scale of production and the increased costs of raw materials, packaging materials, direct labor and manufacturing overhead. Gross profit margin for the algae-based beverage segment decreased from 42.0% to 39.0% for the same periods under review mainly due to the increased costs of packaging materials and manufacturing overhead. Marine catch sales are deemed as opportunistic trading of fresh seafood in blocks and therefore the corresponding profit margin is dependent on the prevailing market conditions which could be fluctuated significantly from time to time.

Similarly, gross profit dropped by 2.7% or $0.7 million, to $24.5 million for the nine months ended September 30, 2011 comparing to the same period in 2010. Overall gross profit margin for the nine months ended September 30, 2011 dropped by 5.3% to 30.7% from 36.0% for the same period in 2010. Gross profit margin for the processed seafood products operations decreased from 34.5% to 30.1%, whereas gross profit margin for the algae-based beverage segment decreased from 40.9% to 40.4% for the same periods under review.

Depreciation and amortization

Depreciation and amortization accounted for approximately 2.5% and 2.7% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.5 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 12.8% and 4.7% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs so as to strengthen our brand position in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. Accordingly, the number of sales staff has further increased from 94 in 2010 to 198 as at September 30, 2011, of which 159 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 2.5% and 2.9% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively.

Stock-based compensation

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares to certain of its officers, directors and employees.  Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.7 million, which is recognized as compensation expense, using the straight-line method, over a period of one year from April 1, 2011 to March 31, 2012.

Other income

Other income relates mainly to rental income and interest income.

Rental income relates to the collection of rent on the 37 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on a one year lease term. Interest income is earned from cash balances with banks as a result of operational cash inflow and net proceeds from the private placement and registered direct offering of common stock which took place in November 2007 and January 2010, respectively.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.1% of our total revenue for the nine months ended September 30, 2010. We have repaid all short-term bank borrowings during the first quarter of 2010.

Income before income tax

Our income before income tax decreased by $9.0 million or 49.7%, from $18.1 million for the nine months ended September 30, 2010 to $9.1 million for the same period in 2011. The decrease was mainly due to the combination of the decrease in sales of 7.8% for the processed seafood segment, the decrease in corresponding gross profit margin by 4.4%, and the increase in the sales and marketing expenses and the stock-based compensation costs, which was partially offset by the increase in sales of 37.6% for the algae-based beverage segment and more opportunistic sales of trading marine catch, as a result of the factors described above.

Income tax expense

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

In 2009, Mingxiang received a notice of recognition as an enterprise of new and high technology, which was jointly issued by The Science and Technology Department of Fujian, The Finance Department of Fujian, The State Tax Bureau of Fujian and The Local Taxation Bureau of Fujian for the Company engaged in advanced food processing technologies for Fujian province. As a new and high technology company, Mingxiang is qualified for a reduced tax rate of 15% on its assessable income for the period of three years, through 2012. Income tax expenses for the nine months ended September 30, 2011 and 2010 were $1.7 million and $3.2 million, respectively. The effective tax rates were 18.5% and 17.8%, respectively, for the same periods under review.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of shareholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at September 30, 2011 amounted to approximately $31.3 million, without any short-term bank loans after the full repayment during the first quarter of 2010.

A summary of our cash flows for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine months ended September 30,
US$’000	2011	2010

Net cash provided by (used in) operating activities	22,471	(2,924)
Net cash (used in) investing activities	(8,239)	(12,297)
Net cash (used in) provided by financing activities	(212)	23,439
Net change in cash and cash equivalents	14,020	8,218
Foreign currency translation adjustment	1,740	1,559
Cash and cash equivalents at the beginning of the period	15,557	7,143
Cash and cash equivalents at the end of the period	31,317	16,920

Net cash provided by (used in) operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2011 amounted to approximately $22.5 million, which was an increase of $25.4 million compared to net cash used in operating activities for the same period in 2010.

The net cash provided by operating activities for the nine months ended September 30, 2011 was mainly attributable to the net income earned of $7.4 million and the decrease in accounts receivable of $21.6 million, partially offset by the increase in inventories of $6.9 million which were largely composed of trading materials for the same period under review.

Whereas the net cash used in operating activities for the same period last year was mainly attributable to the increase of inventories of $25.7 million, largely offset by the net income earned for the nine months ended September 30, 2010, the decrease in accounts receivable of $6.9 million and the increase in accounts payable of $2.6 million.

Net cash (used in) investing activities

For the nine months ended September 30, 2011, our net cash used in investing activities was approximately $8.2 million which was mainly attributable to the additional costs for the construction of the cold storage facilities.

For the nine months ended September 30, 2010, our net cash used in investing activities was approximately $12.3 million, which was mainly attributable to addition of fixed assets and construction in progress, purchase of land use right for the development of the cold storage facilities, partially offset by the acquisition of a subsidiary.

Net cash (used in) provided by financing activities

For the nine months ended September 30, 2011, our net cash used in financing activities was approximately $0.2 million which was attributable to the repayment of amount due to a shareholder.

Our net cash provided by financing activities was approximately $23.4 million for the nine months ended September 30, 2010, which was mainly attributable to the net proceeds from the registered direct offering of common stock taken place in January 2010, partially offset by the repayment of short-term bank loans in the first quarter of last year.

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

We are currently building the cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $26.3 million in land use rights and construction costs from available funds and expect to run the new facility by the end of 2011. We have paid approximately $20.1 million in relation to the construction costs as at September 30, 2011.

After the registered direct offering of common stock and repayment of bank loans during 2010, the relative cost of capital resources decreased correspondingly given the increase in the equity financing and reduced level of debt borrowings.

Apart from the expansion plan discussed above and the commitments set out in the section of “Commitments and Contingencies” herein, we do not have any other material commitments for capital expenditures and other expenditures. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations for the next twelve months. We do not have present plans to raise additional funds.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals that expired on February 17, 2011. On January 7, 2011, Ocean Technology renewed the office space under a non-cancellable lease agreement for a further term of 3 years with fixed monthly rental, expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the nine months ended September 30, 2011 was $59,618. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $191,000 in total for the following three years.

Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of the cold storage facilities. A supplementary agreement was then entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facilities. The construction is expected to be completed by the end of 2011. Total estimated construction costs are approximately $24.0 million. As of September 30, 2011, the Company recorded approximately $20.1 million as construction in progress. Hence the aggregated contingent payments related to the Third Party Contractor are approximately $3.9 million as of September 30, 2011.

Guarantees

As of September 30, 2011, Mingxiang is contingently liable as guarantor with respect to the loan of $469,594 (equivalent to RMB3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee commenced from July 2009 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make their debt payments due at any time from the date of guarantees, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $469,594 (equivalent to RMB3,000,000).

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if Han Jiang Hua Lian fails to make payment to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of September 30, 2011, the Company has not recorded any liabilities under this guarantee.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Nine months ended September 30,
(%)	2011	2010
Sales
RMB	99.9	99.3
US dollars	0.1	0.7
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at September 30, 2011, the exchange rate was approximately US$1.00 to RMB6.3885. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

INFLATION

During the periods under review, inflation has a moderate impact on our financial performance as a result of increased raw materials, direct labor, packaging materials and other overhead costs. If prices for our products do not rise at a rate that is sufficient to fully absorb inflation-driven increases in our costs of supplies in the future, our profitability can be further adversely affected.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at 6.1 percent in September 2011. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2011.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting.

During the most recent quarter ended September 30, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 59.9% and 74.1% of our sales for the nine months period ended September 30, 2011 and 2010, respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including but not limited to, environmental factors, the availability of seafood stock, weather conditions, water contamination, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 73.0% and 74.9% of our total cost of sales of processed seafood products for the nine months period ended September 30, 2011 and 2010, respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on several major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 41.0% and 31.4% of our sales for the nine months period ended September 30, 2011 and 2010, respectively. In the event these customers do not continue to purchase from us or reduce their purchases from us or develop their own abilities to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected.

For the nine months ended September 30, 2011, one customer represented more than 10% of the Company’s revenue. This customer accounts for 10% of the Company’s revenue amounting to $8,032,033, with $9,218,126 of accounts receivable which included value-added tax, respectively.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 87.5% and 88.1% of our total purchases of raw materials for the nine months period ended September 30, 2011 and 2010, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

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

We intend to, inter alia, expand our operations and production capacity in the PRC by constructing new cold storage facilities. While the new production facilities, which increased our capacity by 100%, were completed in 2009, there can be no assurance that the construction of, the new cold storage facilities will be completed and start operating by the end of 2011 as expected. Our expansion plans involve a number of risks, including inter alia the costs of investment in fixed assets, costs of working capital tied up in inventories, as well as other working capital requirements. Our expansion will also depend on our ability to secure new customers and/or sufficient orders. Failure to secure new customers or sufficient orders or to meet our customers’ orders would materially and adversely affect our business and financial performance.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products, marine catch and algae-based beverage products as a percentage of our total sales for the period under review were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	14,441	46.7	15,855	70.0	47,733	59.9	51,748	74.0
Marine catch	8,033	26.0	72	0.3	8,109	10.2	823	1.2
Algae-based beverage products	8,444	27.3	6,735	29.7	23,802	29.9	17,299	24.8
Total	30,918	100.0	22,662	100.0	79,644	100.0	69,870	100.0

Shifts in consumer preferences or dieting habits in the PRC away from processed seafood products or algae-based beverage products will materially affect our business. Consumer preferences regarding health and food safety are evolving in the PRC and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, food safety, product attributes, and ingredients. In addition, our continued success depends, in general, on the economic conditions, disposable income and consumer confidence in the PRC, all of which can affect discretionary consumer spending. Adverse changes in these factors would reduce the flow of customers and limit our pricing which will reduce our profitability.

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

Any failure to meet food safety regulation may result in the suspension of licenses, accreditations or the loss of our ability to sell our products.

The manufacture and marketing of food products is heavily regulated in the PRC under the Food Safety Law enacted in 2009. If we fail to comply with the Food Safety Law or any other applicable laws and regulations, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions on exporting, seizures or debarments from government contracts or the loss of liquor licenses. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing about 0.1% of our total sales for the nine months period ended September 30, 2011. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of September 30, 2011, our distribution network is comprised of 18 exclusive distributors for our dried processed seafood products located in five provinces and seven exclusive distributors for our algae-based beverage products located in two provinces. These distributors sub-distribute our dried processed seafood products to about 3,200 retail points and our algae-based beverage products to 15,000 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns.. Fresh products, including seafood products used as our raw materials, are vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict and may be influenced by global climate change. Similarly, changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products.

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

On January 1, 2010, we purchased Xianghe, a beverage company, and entered into a new business segment where we needed to rely on the current management for the business acquired. Xianghe is a Fujian based manufacturer of the branded Hi-Power algae-based soft drinks. We did not have prior experience in the beverage business and the success of Xianghe is subject to all of the uncertainties regarding the development of a new business. Although we have started integrating the product into Mingxiang’s distribution network and further expanded the distribution into other untapped areas, there can be no assurance regarding the successful distribution and market acceptance of the beverage products.

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

During the nine months ended September 30, 2011, approximately 88.2% of our sales of the beverage product were in Fujian province. Although we have experienced strong growth in sales in Fujian province and have expanded our sales to Zhejiang province and intend to expand our sales to other provinces, any significant disruption in sales in Fujian could adversely affect our beverage business.

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

We sell our processed seafood products, marine catch and algae-based beverage products mainly to local customers. Our sales are denominated in RMB and US dollars, while our purchases are denominated in RMB.

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

On July 21, 2005, the RMB was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at September 30, 2011, the closing exchange rate was approximately US$1.00 to RMB6.3885. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US dollar will arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our products and brand name may be replicated or counterfeited which will in turn have an adverse effect on our Company and we may be affected by intellectual property rights disputes.

Our success depends on our ability to maintain brand image for our existing products and expand our brand image with new product offerings. We seek to maintain, extend and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business, particularly to selling our products. Anything that damages that reputation or the public’s confidence in our products, whether or not justified, including adverse publicity about the quality, safety or integrity of our products, could quickly affect our revenues and profits. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customer's confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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

Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us.  Furthermore, should China’s economic growth slow or should China’s economy contract, or the economies of the provinces that are our principal markets experience slower growth or economic contraction, consumer demand for our products and/or our ability to charge desired prices for our products could be adversely affected.

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2010 and 2009, approximately 99.6% and 97.4% of our sales, respectively was denominated in RMB; and approximately 99.9% for the nine months period ended September 30, 2011 of our sales, respectively was denominated in RMB. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

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

Inflation in China has recently increased substantially. The inflation rate in China was reported at 6.1 percent in September 2011. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our results of operation if we are unable to pass along raw material price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Pengfei Liu has significant influence over the outcome of matters submitted to Shareholders for approval.

As of September 30, 2011, Mr. Liu owns approximately 41.0% of our outstanding common stock. As a result, he can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

On July 14, 2011, the Company issued 20,000 shares of common stock to Hayden Communications International, Inc. pursuant to an Investor Relations Consulting Agreement executed on February 15, 2011. The issuance of the shares was exempt under Section 4(2) of the Securities Act.

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

CHINA MARINE FOOD GROUP LIMITED

/s/Pengfei Liu
Pengfei Liu, Chief Executive Officer
Dated: November 10, 2011	(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: November 10, 2011	(Principal financial officer and principal accounting officer)