Form 10-K
period 2011-12-31
CHINA MARINE FOOD GROUP LTD
filed 2012-03-28
CIK 1099977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☐           Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $88,856,175 based on the June 30, 2011 closing sale price of $2.73 as reported on the NYSE AMEX.

As of March 26, 2012, there were 29,697,976 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

China Marine Food Group Limited

FORM 10-K

For the Year Ended December 31, 2011

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A. “Risk Factors” and PART II. ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

PART I.

ITEM 1.	Business

Overview

Through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology’) and its subsidiaries, Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Jixiang Water Products Co., Ltd.(“Jixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”), we engage in the business of processing, distribution and sale of processed seafood-based snack foods, as well as the sale of fresh and frozen marine catch. In 2010, we also became a manufacturer of algae-based soft drinks through our acquisition of Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”), which is also an operating subsidiary of Ocean Technology. Our objective is to establish ourselves as a leading producer of processed seafood and algae-based beverage products in the PRC and overseas markets.

Our dried and flavored seafood-based snack foods are predominantly sold under our registered trademark, the “Mingxiang” brand. These products are sold to 18 exclusive distributors in five provinces in the PRC, including Fujian, Guangdong, Shandong, Zhejiang and Liaoning in turn sub-distributed to about 3,200 retail points in the PRC (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. Founded in 1994, China Marine has grown steadily and positioned its "Mingxiang" brand as a category leader. We have received "Famous Brand" and "Green Food" awards. Our marine catch is sold to trading companies and distributors in Fujian, Shandong and Liaoning provinces, and overseas customers in the Philippines and Indonesia.

Our business premises, including our production plant, cold storage facility, office tower and staff dormitory, are located close to Xiangzhi Port, the largest fishing port in Fujian Province, which is one of the largest coastal provinces in the PRC and a vital navigation hub between the East China Sea and the South China Sea.

On January 1, 2010, Mingxiang acquired shares representing 80% of the registered capital stock of Xianghe. Xianghe is a manufacturer of the branded Hi-Power algae-based soft drinks. Xianghe developed a network of distributors, initially in Fujian and later in Zhejiang provinces. The distributors, who have exclusive territories, sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry. The algae-based beverage products are sold to seven exclusive distributors and in turn sub-distributed to about 15,000 retail points in Fujian and Zhejiang provinces.

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

Acquisition of Ocean Technology and Related Financing

On November 17, 2007, we completed a reverse acquisition transaction with Ocean Technology through a share exchange with Ocean Technology’s former stockholders. Pursuant to the share exchange agreement, the shareholders of Ocean Technology exchanged 100% of their outstanding capital stock in Ocean Technology for approximately 15,624,034 shares of our common stock, or approximately 93.15% shares of our outstanding common stock after the share exchange. In connection with the share exchange, we changed our name from New Paradigm Productions, Inc. to China Marine Food Group Limited on January 9, 2008. Concurrently with the closing of the reverse acquisition on November 17, 2007, we completed a private placement of units consisting one share of common stock and a warrant to purchase one-fifth of one share of our common stock. We sold an aggregate of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of our common stock at $3.214 per unit. Each warrant issued to the investors had a term of three years and as exercisable for a price equal to $4.1782 in cash or on a cashless exercise basis.

In connection with the private placement, our principal stockholder, Pengfei Liu, entered into a make good agreement pursuant to which Mr. Liu agreed, subject to certain conditions discussed below, to place into an escrow account, 6,199,441 shares of common stock of the Company.  Since the net income target of $10.549 million for 2008 and $14.268 million for 2009 were met, no transfer of the escrowed shares was made to the private placement investors.

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

In April 2006, our subsidiary Rixiang entered into a memorandum of understanding for research and development collaboration with the Ocean University of China in order to further develop our product development capabilities. We continue to collaborate with the university.

In November 2009, Mingxiang won the auction for the purchase of the 40-year use right of a land parcel in Shishi City, Fujian.  Covering an area of 8,691.4 sq. m., the land is located alongside the fishing port and near the Company’s processing facilities in Shishi City. In the third quarter of 2010, we commenced building a new cold storage facility on the land with a capacity of approximately 20,000 tons. The construction is expected to be completed in the first half of 2012. See “Description of Business - Production Facilities and Process.”

In November 2009, Mingxiang entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing, the former sole shareholder of Xianghe. Under the Option Agreement, Mingxiang loaned Xianghe RMB180,500,000 (approximately $26,400,000). In consideration for the loan, Mingxiang received the option to buy shares from Mr. Qiu representing eighty percent (80%) of Xianghe. The purchase price payable to Mr. Qiu consisted of RMB9,500,000 (approximately $1,400,000) payable by Mingxiang and RMB180,500,000 (approximately $26,400,000) payable by Xianghe. On January 1, 2010, Mingxiang exercised its option to acquire eighty percent (80%) of the registered capital stock of Xianghe. Xianghe began operations in June 2009. We expanded the distribution of Hi-Power in both Fujian and Zhejiang provinces to about 15,000 retail points by the end of 2011.

We have grown from a domestic market-oriented seafood enterprise with over 80 employees in 2003 into a medium-sized nationwide seafood enterprise with advanced processing facilities and equipment. As of December 31, 2011, we had 848 employees.

OUR PRINCIPAL PRODUCTS AND THE MARKET

We are a seafood producer engaged in the processing, distribution and sale of processed seafood products under our “Mingxiang” brand, as well as the trading of marine catch. In 2010, we also became a manufacturer of algae-based soft drinks through our acquisition of Xianghe.

Our business philosophy may be summarized in the following phrase:

“To achieve benefits through innovation, and to develop new markets through branding”

Algae-based Beverage Product

Our branded “Hi-Power” algae-based soft beverage product was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Science in coordination with Xianghe’s founder, Qiu Shang Jing. Hi-Power beverage is marketed as a high-protein drink, low in calories and fat. Our target market focuses on middle class health-conscious consumers in China’s fast-growing beverage market. We have developed a network of exclusive distributors in China’s Fujian and Zhejiang provinces, which sell our Hi-Power beverage product to retail food stores, restaurant food supply dealer and hospitality industry in their respective distribution territories. The algae-based beverage products are sold to seven exclusive distributors and in turn sub-distributed to about 15,000 retail points located in two provinces. We intend to expand distribution of the Hi-Power soft drinks to other parts of the PRC.

Our objective is to establish ourselves as a leading producer of processed seafood and algae-based beverage products in the PRC and overseas markets.

Processed Seafood Products

Using a combination of Japanese traditional seafood processing methods and modern scientific seafood processing techniques, as of December 31, 2011, our product development efforts have yielded 32 processed seafood products comprising dried seafood products such as roasted squid, roasted file fish, roasted prawns, shredded roasted squid, barbecued squid, sliced barbecued squid, sliced roasted octopus, spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head. Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, occupying a total land area of 17,600 sq. m. This includes cold storage facilities with a capacity of 2,020 tons. We have four production lines for the processing of our roasted file fish, roasted prawns, shredded roasted squid and roasted squid and one production line for frozen processed seafood products.

We have established sales networks in various large and medium sized cities in the PRC. Although we have not had any export sales since 2009, we believe we will have opportunities to trade with overseas customers in the future. Our dried processed seafood products are mainly sold in supermarkets in Fujian and Zhejiang provinces and their surrounding areas, and through our sales network through 18 distributors, each of whom have its own sales network and are authorized by us to distribute our products exclusively in a specific vicinity. We intend to continue our marketing efforts in the PRC in view of its potential opportunities and attractive returns.

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

Marine Catch

Starting from 2008, we did not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we buy the marine catch from the suppliers and then sell to customers or trading companies on a direct basis. Trading of marine catch is performed as opportunistic purchases and sales of frozen seafood materials and therefore the sales volume could fluctuate significantly. The marine catch is predominantly sold to trading companies and distributors in Fujian, Shandong and Liaoning provinces and to overseas customers in the Philippines and Indonesia.

Our Products

Our products can be divided into three main categories, namely (1) processed seafood products; (2) marine catch; and (3) “Hi-Power” algae-based beverage product. The production of the processed seafood products, marine catch and algae-based beverage products are either undertaken by our subsidiaries, Rixiang or Mingxiang.

The following table sets out some of our main products, as well as the main markets in which they are sold:

Products	Products / Species	Main Markets in the PRC	Foreign Markets

Dried processed seafood products

Roasted file fish, shredded roasted squid, roasted squid, roasted prawn, barbecued squid, sliced barbecued squid, sliced roasted octopus, spicy sliced octopus, spicy baby squid, spicy sliced squid, spicy squid head

		Zhejiang Province Fujian Province Shandong Province Greater Shanghai Region till April 2011 Guangdong Province Liaoning Province	Japan in 2008

Marine Catch	Cuttlefish (Sepia esculenta), hairtail fish (Trichiurus japonicus), Japanese butter fish (Psenepis Anomala), squid (Loligo bleekeri), horse mackerel	Fujian Province Shandong Province Lianoing Province	The Philippines and Indonesia

“Hi-Power” Algae-Based Beverage Product		Fujian Province Zhejiang Province	Nil

Processed Seafood Products

Roasted file fish	Roasted squid	Roasted prawn

We purchase fresh seafood, the primary ingredient from which our dried processed seafood products are manufactured, from fishermen and traders. Our raw materials are primarily stored in cold storage facilities located at our production facilities. The production processes of our dried processed seafood products are described in further detail under the section “Production Facilities and Process”.

The main dried processed seafood products manufactured by us are roasted file fish, shredded roasted squid, roasted squid and roasted prawn.

The ingredients used in the production of our dried processed seafood products are fresh seafood (such as fish, prawns and cuttlefish), natural flavoring, sugar, salt and spices.

Marine Catch

The principal species of marine catch sold by our Company are as follows:

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

Squid (Loligo bleekeri)

Squids are commonly found in the seas of the Taiwan Strait and Pacific Ocean. Squid contains many nutrients such as proteins, fats, carbohydrate, calcium and phosphorus. Its fine taste and springy texture makes the squid a popular food with consumers.

“Hi-Power” Algae-Based Beverage Product

“Hi Power” drink is high in protein and low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension.

Production Facilities and Process

The production of our dried and frozen processed seafood products is carried out at our production facilities in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province. At December 31, 2011, we own four production lines for the manufacture of dried processed seafood products and one production line for the manufacture of frozen processed seafood products. After the upgrade of our production facilities in 2009, the maximum annual production capacities of our production lines increased to about 19,000 tons of dried processed seafood products and 1,000 tons of frozen processed seafood products. The construction of our new facilities was completed and commenced full operation by the third quarter end of 2009. We also own cold storage facilities with cold storage capacity of 2,020 tons.

On November 6, 2009, Mingxiang won the auction for the purchase of the 40-year use right of a land parcel in Shishi City, Fujian. Covering an area of 8,691.4 sq. m., the land is located alongside the fishing port and near our processing facilities in Shishi City. The fishing port in Shishi is one of the five largest fishing ports in the PRC. The purchase price for the land use right is RMB 15.55 million ($2.28 million). We are building cold storage facilities on the land, with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh seafood catch to be processed into seafood products. The facility will increase our cold storage capacity from 2,000 tons to 22,000 tons. We are financing the total estimated $26.5 million in land use right and construction costs from funds generated by operations and expect to complete the construction in the first half of 2012. A small delay was experienced due to adverse weather conditions and the shortage of labor during the Chinese Lunar New Year period.

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

Our packaging materials are kept in a warehouse after they have been inspected and approved.

2.	Ice-packing. To maintain the freshness of our raw materials, a portion of the raw materials is packed in ice and transported directly to our production facilities for processing, whereas the remaining raw materials are packed in ice and transported to our cold storage facilities for storage at minus two to two degrees Celsius in less than 24 hours from purchase. The raw materials will remain frozen in our cold storage facilities until they must be delivered to the production facilities for processing.

3.	Cleaning. At the production facilities, the raw materials are cleaned by removing unwanted portions such as heads, innards and shells.

4.	Slicing. The raw materials are then sliced on stainless steel tables.

5.	Washing and draining. The raw materials are then sent to the washing pool for washing so as to remove oil, blood stains, remnant innards and other stains. After washing, the raw materials are drained to remove excess water content.

6.	Marinating and adding flavoring. Other ingredients such as salt, sugar and spices are then added in the required amounts according to our recipes, left to marinate for a set period and mixed at stipulated intervals.

7.	Steam-drying / Roasting. The raw materials are arranged on wire mesh trays, which are stacked in trolleys and rolled into a heating machine. Roasting takes place under controlled temperatures via a roasting conveyor belt, where moisture levels are monitored. Depending on the product, we will slice or shred the raw materials after roasting.

8.	Weighing, packaging and metal detection. The dried processed seafood products are then packed into their respective packaging materials and sealed. After a calibrated metal detector to ensure that the products do not contain any traces of metal particles. Metal contamination might have been inherent in the raw materials or caused by production process of which some stages are automated.

9.	Packing and delivery. The packets of dried processed seafood products are then packed into boxes, which are then stored in our warehouse. Our products are delivered to customers on a “first in, first out” basis.

“Hi-Power” Algae-Based Beverage Products

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

Awards and Certifications

As testimony to the quality of our products, our credit worthiness in the PRC business community as well as our management capabilities, we have received several awards and certification in the course of our history, as listed below:

Year	Subsidiary	Award	Period	Awarding Body	Significance

September, 2011	Mingxiang	Fujian Province Famous Brand	September 2011 - September 2014	Fujian Province Branded Products Authentication Committee	Recognition of our brand and our branding efforts

May 17, 2010	Mingxiang	Green Food - roasted file fish	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Mingxiang	Green Food - dried shredded squid	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Mingxiang	Green Food - frozen fish	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Mingxiang	Green Food - roasted king prawn	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted file fish	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - dried shredded squid	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted yellow croaker	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted prawn	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted shredded squid	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted fish bones	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted squid	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - squid slices	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

May 17, 2010	Rixiang	Green Food - roasted searobin fillet	May 2010 - May 2013	China Green Food Development Centre	Recognition of environmental awareness, non-pollution in our production chain

September, 2008	Mingxiang	Key Leading Enterprise (Province level)	2008 - 2009	Fujian Province Agriculture Industrialization Leading Group	Recognition of our efforts and contribution in the development of processed agricultural products

December , 2006	Mingxiang	A-Grade Tax Payer Credit Enterprise	2004 - 2005	Quanzhou National Tax Bureau, Quanzhou District Tax Bureau	Recognition of our tax creditworthiness

December, 2004	Mingxiang	National Foodstuff Industry Excellent Leading Enterprise	2003 - 2004	China Foodstuff Industry Association	Recognition of quality of our products

January, 2004	Mingxiang	Civilized and Creditworthy Enterprise	2002 -2003	Shishi City Government Civilization Bureau, Shishi City Economic Bureau, Shishi National Tax Bureau, Shishi District Tax Bureau	Recognition of our regard for integrity in our operations, our creditworthiness and contribution to the economy

DISTRIBUTION

PROCESSED SEAFOOD PRODUCTS

Sales and Marketing

Our sales and marketing team comprises 39 employees, headed by our Executive Chairman, Director and CEO Mr. Pengfei Liu. The team is responsible for monitoring domestic sales, which includes co-coordinating orders from customers as well as distributing our products to the customers.

Distribution Network

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. As of December 31, 2011, we have 18 distributors in six provinces in the PRC, including Fujian, Guangdong, Shandong, Zhejiang and Liaoning, as follows:

Province	No. of Distributors
Fujian	7
Guangdong	1
Shandong	2
Zhejiang	6
Liaoning	1
Other	1
Total	18

These distributors in turn sub-distribute our dried processed seafood products to about 3,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces.

One of our main considerations when appointing distributors is the purchasing and consumer spending power in the particular region in which we intend to distribute our products.

Before we appoint new distributors or extend the distribution arrangement with existing distributors to distribute our products in a particular region or country, the potential distributor or existing distributor is subject to our stringent selection or review process. We will only appoint distributors who are able to meet our sales target requirements.

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

We appoint different distributors for different products in different regions in the PRC.

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

We advertise our products regularly through supermarket brochures, free tasting and outdoor billboards. We also participate in exhibitions in the PRC such as the China Export Trade Fair and the China Seafood Exposition, as well as overseas exhibitions such as those in South Korea, Japan and Boston, USA.

“HI-POWER” ALGAE-BASED BEVERAGE PRODUCTS

Sales and Marketing

Our sales and marketing team comprises 134 employees, headed by our Executive Chairman, Director and CEO Mr. Pengfei Liu. The team is responsible for developing and implementing the Company’s overall development and promotional strategy for our algae-based beverage products, which includes co-coordinating orders from customers as well as distributing our products to the customers.

Distribution Network

We have developed a network of distributors with exclusive territories in Fujian and Zhejiang provinces, which sell Hi-Power to retail food stores, restaurant food supply dealers and the hospitality industry. Distributors of our algae-based drink must adhere to the same stringent selection process used for dried seafood distributors.

NEW PRODUCTS

We rely on our own research and development team and strategic collaboration with Ocean University of China for the development of new processes and products that are well-received by consumers which is vital to our continued success. From time to time, we may launch new products to the market depending on market demand, current competition and our production capacity through a series of stringent research and development processes and market research. For details, please refer to the section “Research and Development”.

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

We have established a wide distribution network for our processed seafood products which allows us to maintain our competitiveness in the industry. We have 18 exclusive distributors in five provinces in the PRC such as Fujian, Guangdong, Shandong, Zhejiang and Liaoning. These distributors in turn sub-distribute our dried processed seafood products to about 3,200 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces.

Besides, we has developed a network of distributors with exclusive territories in Fujian and Zhejiang provinces which in turn sub-distribute Hi-Power to about 15,000 retail points, including retail food stores, restaurants food supply dealers and the hospitality industry.

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

Besides, Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu Shang Jing, who had been engaged in the natural algae industry for over 10 years time and he had a profound expertise on algae products prior to his sale of Xianghe to us. We relied on executives and managers with extensive beverage knowledge and experience to run the business.

5.	We have established strong relationships with our customers / distributors

We have maintained close working relationships with our customers who are reputable distributors of processed seafood products. Our relationships with some of our PRC customers and distributors have been established for more than ten years. In particular, we have enjoyed good relationships with, among others, Qingdao Haizhan Seafood Co., Ltd. (“Qingdao Haizhan”), Wenzhou Rixin Foodstuff Co., Ltd. (“Wenzhou Rixin”), and Zhejiang Ruian Laodu Seafood Wholesale Proprietor (“Zhejiang Ruian Laodu”), for an average of approximately 15 years.

Qingdao Haizhan is in the business of distributing dried and frozen seafood products. To the best of our knowledge, Qingdao Haizhan has a distribution network of over 1,100 retailers and a sales workforce of about 92 people.

Wenzhou Rixin is a distributor of dried seafood in Wenzhou City, Zhejiang Province. To the best of our knowledge, Wenhou Rixin has a distribution network of about 1,100 retailers and a sales workforce of about 102 people.

Zhejiang Ruian Laodu is a large distributor of dried seafood in Ruian City, Zhejiang Province. To the best of our knowledge, Zhejiang Ruian Laodu has a distribution network of about 600 retailers and a sales workforce of about 71 people.

Regarding the percentage of sales represented by each party listed above, please refer to the section “Major Customers” for details.

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

7.	We have strong research and development capabilities

We place strong emphasis on the quality of our products and on our ability to develop new products. To ensure that our products are well-received by our customers and consumers, we have carried out research and development to improve the taste, texture and packaging of our processed seafood products. Through our research and development efforts, we have developed new products and improved the quality of our existing products, which have been well-received by our customers and end consumers. These products include our crispy fish-bone snacks, roasted squid and roasted prawns, spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head.

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

MAJOR SUPPLIERS

The following table sets out our five major suppliers of raw materials for processed seafood products, marine catch and algae-based beverage products for the years ended December 31, 2011 and 2010:

	As a Percentage of Our Purchases of Raw Materials (%)
	Year Ended December 31,
	2011	2010

Dalian Ocean Fishery Group of Corporations	38.2	-

Dalian Kangwei Trading Company Limited	17.2	13.3

Shishi City Dongfan Seafood Products Trading Proprietor	14.4	20.6

Shishi City Fugui Seafood Products Trading Proprietor	11.0	19.0

Shishi City Tianwang Seafood Products Trading Proprietor	7.2	18.5

Jinjiang City Shenhu Town Hongyuan Seafood Products Trading Proprietor	-	10.3

TOTAL	88.0	81.7

Trading in fresh fish and other seafood is mainly carried out by fishing companies and individual fishermen, who ply their trade in and around various fishing ports in the PRC. Some of the above major suppliers are fish and seafood traders in markets in and surrounding Shishi City, Fujian Province. We procure from these suppliers for fresh fish and other seafood, which are used as raw materials in the production of our processed seafood products. These suppliers also supply fresh fish and other seafood to other companies.

Though certain of our major suppliers accounted for more than 10% of our total purchases individually for the fiscal year ended December 31, 2011, we believe we are able to source our raw materials from alternative suppliers should the need arise.

None of our directors, executive officers and controlling shareholders is related to or has any interest in any of our major suppliers listed above. To the best of our knowledge, same as disclosed above, none of our major suppliers is related to or has any interest in one another, and none of our major suppliers is related to or has any interest in the customers stated in the section “Major Customers” below.

MAJOR CUSTOMERS

The following table sets out our major customers accounting for 5.0% or more of our Company’s sales of processed seafood products, marine catch and algae-based beverage products for the years ended December 31, 2011 and 2010:

		As a Percentage of Our Sales (%)
		Year Ended December 31,
	Products	2011	2010

Dalian Jiyang Import and Export Co., Ltd. (1)	Marine catch, namely cuttlefish, squid, hairtail fish	25.3	7.9

Qingdao Xinqinghua Seafood Products Company (2)	Marine catch, namely cuttlefish, squid, hairtail fish	9.2	-

Fuzhou Xinxutai Trading Ltd. (3)	Dried processed seafood and beverage products	6.6	-

Xiamen Wansong Commercial and Trading Ltd. (4)	Dried processed seafood and beverage products	6.1	-

Qingdao Haizhan Seafood Co., Ltd (2)	Dried and frozen processed seafood products	-	12.5

Wenling City Xingfeng Foodstuff Co., Ltd. (5)	Dried processed seafood products	-	5.6

Jinjiang City Dongshun Seafood Products Trading Proprietor (6)	Marine catch, namely cuttlefish, squid, hairtail fish	-	5.3

Wenzhou Rixin Foodstuff Co., Ltd. (7)	Dried processed seafood products	-	5.1

TOTAL		47.2	36.4

Notes:

1)	Dalian Jiyang Import and Export Co., Ltd. is a trader of goods and import of technology in China, and has, to the best of our knowledge, a distribution network of about 19 retailers and a sales workforce of about 8 people. It has been our customer since 2008.

2)	Qingdao Xinqinghua Seafood Products Company is a trader of fresh seafood in Qingdao City, Shandong Province. It sources and purchases supplies for Korean fishery companies and has been our customer since 1996. Besides, the company holds 100% of Qingdao Haizhan Seafood Co., Ltd., another of our major customer. Qingdao Haizhan Seafood Co., Ltd. deals in dried and frozen seafood products and, to the best of our knowledge, has a distribution network of over 1,108 retailers and a sales workforce of about 92 people. It has been our customer since 1996. Our sales to Qingdao Haizhan Seafood Co., Ltd. have increased as it expanded its sales network to include supermarkets, which have resulted in increased orders from them. We believe that we will be less reliant on Qingdao Haizhan Seafood Co., Ltd. and Qingdao Xinqinghua Seafood Products Company for our sales in future, as we enter new markets and increase market penetration of existing markets.

3)	Fuzhou Xinxutai Trading Ltd. is a distributor of dried seafood and drinks, and has, to the best of our knowledge, a distribution network of about 206 retailers and a sales workforce of about 63 people. It has been our customer since 2010. Our sales to Fuzhou Xinxutai Trading Ltd. have increased as it expanded its sales network to meet growing market demand.

4)	Xiamen Wansong Commercial and Trading Ltd. is a distributor of dried seafood and drinks, and has, to the best of our knowledge, a distribution network of about 115 retailers and a sales workforce of about 58 people. It has been our customer since 2010. Our sales to Xiamen Wansong Commercial and Trading Ltd. have increased as it expanded its sales network to meet growing market demand.

5)	Wenling City Xingfeng Foodstuff Co., Ltd. is a distributor of dried seafood in Wenling City, Zhejiang Province, and has, to the best of our knowledge, a distribution network of over 846 retailers and a sales workforce of about 79 peoples. It has been our customer since 1997.

6)	Jinjiang City Dongshun Seafood Products Trading Proprietor is a wholesaler of seafood products, has, to the best of our knowledge, a distribution network of about 2 retailers and a sales workforce of about 9 people. It has been our customer since 2003.

7)	Wenzhou Rixin Foodstuff Co., Ltd. is a distributor of dried seafood in Wenzhou City, Zhejiang Province, and has, to the best of our knowledge, a distribution network of about 1,139 retailers and a sales workforce of about 102 people. It was one of our first distributors and has been our key business partner since 1994.

None of our directors, executive officers and controlling shareholders is related to or has any interest in any of our major customers listed above. To the best of our knowledge, same as disclosed above, none of our major customers is related to or has any interest in one another, and none of our major customers is related to or has any interest in the suppliers stated in the section “Major Suppliers”. We are not dependent on any one of our major customers as we are able to sell our fresh fish and seafood range, as well as our processed seafood and algae-based beverage products to other customers.

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

Save as disclosed above, our business or profitability is not materially dependent on any other trademarks, copyrights, patents, grant of licenses from third parties, new manufacturing processes and intellectual property rights.

GOVERNMENT REGULATIONS

The following is a description of the material licenses and permits issued to subsidiaries of our Company in order for us to carry out our operations, other than those pertaining to general business registration requirements:

Hygiene Certificates

We view hygiene control as a critical aspect of food production operations and place great emphasis on the hygienic preparation of our processed seafood products to ensure they are safe for consumption. We have received the following hygiene certificates in relation to our operations:

Subsidiary	Name of Certificate	Description of License/Permit	Issuing Authority	Period of Validity

Mingxiang	Hygiene License	Permit to process seafood products	Shishi City Hygiene Bureau	May 18, 2008 to May 17, 2012 (1)

Rixiang	Hygiene License	Permit to process seafood and agricultural products, research and processing biochemical products.	Shishi City Hygience Bureau	May 18, 2008 to May 17, 2012 (1)

Rixiang	Certificate of Hygiene Registration	Registration of conformity with hygiene standards for the export of the following food products: frozen processed seafood products (excluding double-shelled categories and dried processed seafood products)	National Accreditation Supervision Committee	May 31, 2009 to May 31, 2012 (1)

Note:

(1)	The renewal of such certificates with related authorities in PRC is under process for additional four-year terms.

Other Licenses and Permits

Our other licenses and permits are as follows:

Subsidiary	Name of Certificate	Description of License/Permit	Issuing Authority	Period of Validity

Mingxiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	November 1, 2011 to October 31, 2014

Rixiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	June 1, 2010 to April 15, 2013

Rixiang	Customs Registration Certificate	Permit to file import-export documents with China Customs	China Customs	June 20, 2009 to June 19, 2012

Mingxiang	Certificate of Approval for Enterprises with Foreign Trade Rights in the People’s Republic of China	To import-export company’s products and technologies, raw materials, facilities, equipment	Fujian Foreign Trade Economic Cooperation Department	September 4, 2000; no expiration date

Rixiang	EU Export Registration	Approval for Rixiang to export marine products to EU	European Commission	October 6, 2006; no expiration date

Same as disclosed above, as at the date of this Form 10-K, our business or profitability is not materially dependent on any other licenses and permits.

RESEARCH AND DEVELOPMENT

We believe that constant innovation in developing new processes and products that are well-received by consumers is vital to our continued success. As of December 31, 2011, our research and development team comprised 8 personnel. The focus of our research and development is directed towards satisfying the preferences of consumers, with the following objectives:

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

Product Development

Through our research and development activities, we have developed products which have been well-received by consumers and improved our production processes. We have through our research and development introduced 32 processed seafood products, including Sakura squid, sliced squid, spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head. We believe that our constant product innovation has led to our increasing reputation as a producer of processed natural seafood products.

Collaboration with Ocean University of China

On April 28, 2006, our subsidiary Rixiang entered into a memorandum of understanding for collaboration with the Ocean University of China’s Food Sciences and Engineering Institute. The Ocean University of China is one of the renowned institutions in the PRC for ocean studies. The collaboration with Ocean University of China allows us to tap into its technical know-how, to acquire new technical knowledge and processing techniques. In turn, we serve as a research base of the research and development work of Ocean University of China. We believe that we will benefit from the exchange of information and technological know-how.

The Ocean University of China provides technical and training support in the development of production techniques upon request. The research and development activities are conducted at our production facilities at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province.

Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder, Qiu Shang Jing, who was engaged in the natural algae industry for over 10 years and had significant expertise on algae products.

Our research and development expenses amounted to approximately $85,000 and $213,000 for 2011 and 2010, respectively. Research and development expenses are presented as part of general and administrative expenses in the financial statements.

QUALITY ASSURANCE

We believe that the quality of our products is the key to our continued growth and success. We place great emphasis on quality assurance and the consistent quality of our products at all stages of our production processes. We attribute our success to date to our commitment to and production of quality products. As such, we believe that good quality control has been a key competitive strength of our Company. Our aim is that our “Mingxiang” and “Hi-Power” brands should continue to be identified with tasty and high-quality processed marine seafood products.

As a testimony to our commitment to quality products and processes, we have been awarded the following awards and certifications:

Subsidiary	Award/Certification	Awarding/Certification Body	Validity Period
Rixiang	Validation of conformity with HACCP standards(1) for the export of marine products to the US	CIQ	November 5, 2010 to November 4, 2011 (renewal of certificate was applied for the third quarter of 2011 and is now under process)

Rixiang	EU(2) export registration for export of our marine products to the EU	European Commission	No validity period

Mingxiang	ISO9001:2008(3) quality management system certification	CNAB & CCIC Quality Certification Centre	December 9, 2009 to December 8, 2012

Mingxiang	ISO14001:2004(4) environmental management system certification in respect of the processing of fish and prawn-type marine food products and the relevant environmental management	CNAB & CCIC Conformity Assessment Services Co, Ltd.	November 21, 2011 to November 20, 2014

Notes:

1)	Under the PRC’s Regulations on Administration of Certification of Hazard Analysis and Critical Control Point System (HACCP), applicants for the HACCP certification have to apply to CNAB-recognized certification and accreditation entities and comply with domestic and international sanitary criteria set out in various legislation including the PRC Sanitary Requirements for Export Food Manufacturing Enterprises and the HACCP System and Guidelines for its Application by the Codex Alimentarius Commission. CIQ, a HACCP-certification authority, will verify an exporter’s HACCP certification if (a) the product to be exported falls within one of the following categories, namely (1) canned food, (2) marine food products (excluding live, fresh, dry and marinated products), (3) meat and meat products, (4) frozen vegetables, (5) fruit or vegetable juice, (6) instant frozen food containing meat or marine food products; or (b) where such verification is required by authorities in the destination country. We believe that the HACCP certification enables our products to be more widely accepted by our domestic and international customers and aid to increase the export of our products.

2)	The EU certification process ensures that the product conforms to the appropriate provisions and relevant legislation which implements certain European Directives. In the case of marine food products, the applicable European Directives include 91/493/EEC and 94/356/EC.

3)	ISO9001:2008 is an international standard for quality management developed by the International Organization for Standardization. It sets requirements as to how an organization should manage its processes that influence product quality, and evaluates an organization’s resource management, process management and evaluation process that ensure its products conform to customer and applicable regulatory requirements.

4)	ISO14001:2004 is an internationally recognized standard for environment management systems, including energy management, waste management and process improvement.

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

TAXATION

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors-Risks Related to Doing Business in China-Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Mingxiang and Rixiang are considered FIEs and are either directly or indirectly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Ocean Technology, if any, but this treatment will depend on our status as a non-resident enterprise.

ENVIRONMENTAL LAW COMPLIANCE

On December 16, 2010, we received a Certificate of Environment Management System, certifying that we have been assessed and are in compliance with the environment management standard ISO14001: 2004. The scope of certification is for the production and the relative environmental management activity of fish, shrimp and other marine food. The registration number of the certificate is 00111E21827R1M/3502. The certificate is renewed in 2011 which is valid until November 20, 2014.

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

EMPLOYEES

We set out below the total number of our employees and the various functions which they serve with respect to our processed seafood products, marine catch and algae-based beverage products as at December 31, 2011 and 2010, respectively.

	As at December 31,
Functions	2011		2010
Sales and Marketing	173		203	(1)
Finance and Administration	81		74	(1)
Procurement	4		3
Production, Research & Development and Quality Control	590	(2)	692
TOTAL	848		972

Note:

1)	The increase in number of employees was in line with the expansion of our production capacities and marketing efforts since the acquisition of the beverage operation.
2)	The decrease in number of employees mainly resulted from the downsizing of the sales of our processed seafood products due to consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan during the year.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 41.0% and 57.4% of our sales in the fiscal years ended December 31, 2011 and 2010, respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including but not limited to, environmental factors, the availability of seafood stock, weather conditions, water contamination, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

The nuclear disaster in Japan that occurred in 2011, can also affect the continuous supply and pricing of our supply of the fresh materials although we have not experienced any material problems with the supply or pricing of such supply to date.

Our profitability will be affected by fluctuations in the prices of our major raw materials.

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 72.9% and 75.4% of our total cost of revenue of processed seafood products in the fiscal years ended December 31, 2011 and 2010, respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on several major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 51.6% and 36.4% of our sales in the fiscal years ended December 31, 2011 and 2010, respectively. The largest customer accounted for 25.3% and 12.5% of our sales in the fiscal years ended December 31, 2011 and 2010, respectively. In the event these customers do not continue to purchase from us or reduce their purchases from us or develop their own abilities to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected. Please see the section “Major Customers” for more details.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 88.0% and 81.7% of our total purchases of raw materials in the fiscal years ended December 31, 2011 and 2010, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected. Please see the section “Major Suppliers” for more details.

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

We intend to, inter alia and expand our operations and production capacity in the PRC by constructing new cold storage facilities. There can be no assurance that the construction of the new cold storage facility will be completed and start operating in the first half of 2012 as expected. Our expansion plans involve a number of risks, including inter alia the costs of investment in fixed assets, costs of working capital tied up in inventories, as well as other working capital requirements.

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

The construction of our new cold storage facility will be subject to a number of development risks, which could cause cost overruns and delays or prevent completion of the project .

Construction of our new cold storage facility in Shishi City with a capacity of approximately 20,000 tons is scheduled to be completed in the first half of 2012 but there can be no assurance that the construction, which was originally scheduled to be completed by December 31, 2011, will be completed by such date. A small delay was experienced due to adverse weather conditions and the shortage of labor during the Chinese Lunar New Year period. Delays in the construction of the new cold storage facility project beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that we estimate. Any delay in completion of the new cold storage facility project may also reduce or delay in the receipt of revenues projected from the expansion project. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, results of operations, financial condition and prospects.

Changes in consumer preferences or discretionary consumer spending could adversely impact our results.

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products, marine catch and algae-based beverage products as a percentage of our total sales for the period under review were as follows:

	Year Ended December 31,
Products	2011	2010
	(%)	(%)

Processed seafood products	41.0	57.4

Marine catch	38.4	21.4

Algae-based beverage products	20.6	21.2

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

Our processed seafood products are packed in plastic materials that can be illegally tampered with. Illegal tampering of our processed seafood products could result in such products being rendered unfit for consumption or cause them to fail to meet customer specifications, health and/or safe handling requirements. This may lead to a loss of customer confidence in our products, affect our reputation, cause product recalls and/or product destruction. In addition, we may incur substantial litigation costs and may be ordered to compensate consumers in the event of any illness or death caused by the consumption of an illegally tampered seafood product.

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

Our raw materials, frozen and processed seafood products, being perishable in nature, may deteriorate due to various reasons such as malfunctioning cold storage facilities, delivery delays or poor handling. This may lead to a delay in production or delivery of our products, a loss in revenue, costs incurred in the purchase of replacement raw materials and payment of compensation to our customers. Any deterioration in our raw materials or processed seafood products could have a material adverse effect on our business, operations and reputation.

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

In May 2011, inspectors of the government of Taiwan detected dangerous levels of industrial plasticizers in sports drinks and soft drinks, used to substitute for palm oil as clouding agents in drinks, with levels far in excess of the daily allowed intake. One plasticizer, known as DEHP, is a possible carcinogen, and thought capable of wreaking havoc with children’s reproductive organs. Since then, the plasticizers have been found in a range of foods and drinks. China, Hong Kong, South Korea and the Philippines have recalled beverage bottles suspected of contamination imported from Taiwan. Although none of our products were subject to the recall, the beverage products sector in the East Asia region was adversely affected by the food scandal, and new legislation with higher food safety standard of beverage products may be implemented in the PRC. The DEHP crisis may affect our beverage products business as a result of any failure to comply with the new standard or adverse changes in the beverage products sector.

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

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. Since management considers the risk of loss to be minimal, with export sales representing less than 0.4% of our total sales for the years ended December 31, 2011 and 2010, respectively. Moreover, we believe that the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of December 31, 2011, our distribution network is comprised of 18 exclusive distributors for our dried processed seafood products located in five provinces and seven exclusive distributors for our algae-based beverage products located in two provinces. These distributors sub-distribute our dried processed seafood products to about 3,200 retail points and our algae-based beverage products to about 15,000 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

During the year ended December 31, 2011, approximately 85.9% of our sales of the beverage product were in Fujian province. Although we have experienced strong growth in sales in Fujian province and have expanded our sales to Zhejiang province and intend to expand our sales to other provinces, any significant disruption in sales in Fujian could adversely affect our beverage business.

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

Water is the main ingredient in our beverage product. It is also a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing pollution and poor management. As demand for water continues to increase in China and as the quality of available water deteriorates, our system may incur increasing production costs or face capacity constraints which could adversely affect our profitability or net operating revenues in the long run.

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

Our trade receivables turnover days were approximately 81 and 71 days in 2011 and 2010, respectively. Our allowances for doubtful trade receivables as at December 31, 2011 and 2010 were approximately $345,000 and $244,000, respectively; and at about 0.5% of our gross trade receivables.

As a result of this credit risk exposure of our customers defaulting on their payments to us, we may have to make larger allowances for doubtful trade receivables or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

We may be subject to foreign exchange risk and may incur losses arising from exchange differences upon settlement.

We sell our processed seafood products, marine catch and algae-based beverage products mainly to local customers. Direct exports as a percentage of our sales ranged between 0.1% to 2.6% during the period under review. Our sales are denominated in RMB and US$, while our purchases are denominated in RMB.

For the fiscal year of 2011 and 2010, the percentages of our sales denominated in RMB and US$ were as follows:

	Year Ended December 31,
	2011	2010
	(%)	(%)

RMB	99.9	99.6

US$	0.1	0.4

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at December 31, 2011, the closing exchange rate was approximately US$1.00 to 6.3523. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Please refer to the section “Description of Business - Foreign Exchange Exposure” for further details.

Our products and brand name may be replicated or counterfeited which will in turn have an adverse effect on our Company and we may be affected by intellectual property rights disputes.

We have registered certain trademarks in the PRC, details of which are set out in the section “Intellectual Property” of our Form 10-K. Despite the protection of our trademark under the intellectual property laws of the PRC, such laws may not be adequate or effectively enforced against third parties who may violate our proprietary rights by illegally using our trademarks or our brand name. Our products and brand names may be replicated or counterfeited, which in turn may adversely affect our reputation and brand image.

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

Worldwide economic conditions may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, Europe, United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

During 2008 and 2009, worldwide economic conditions deteriorated in many countries and regions, resulting in weak equity markets, tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. Despite more positive trends beginning in the second half of 2009, the current turmoil in the sovereign debt markets as a result of the European debt crisis from 2011 has resulted in general market uncertainty and in worsening economic conditions particularly in Europe. If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

•	slower consumer spending may result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

•	continued volatility in the global markets and fluctuations in exchange rates for foreign currencies and contracts in foreign currencies could negatively impact our reported financial results and condition;

•	continued volatility in the prices for commodities and raw materials we use in our products could have a material adverse effect on our costs, gross margins, and ultimately our profitability;

•	if our customers experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense;

•	a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations, which could reduce the availability of our products to consumers; and

•	any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Furthermore, our PRC subsidiaries, which are foreign investment entities (“FIEs”), are subject to the PRC rules and regulations on currency conversion. In the PRC, the State Administration of Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises (including wholly foreign-owned enterprises) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs”. With such registration certification (which have to be renewed annually), FIEs are allowed to open foreign currency accounts including the “current account” and “capital account”. Currently, transactions within the scope of the "current account" (for example, remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account” (for example, for capital items such as direct investments, loans and securities) still requires the approval of the SAFE. Our PRC operating subsidiary Rixiang has obtained the "Foreign Exchange Registration Certificates for FIEs", which is subject to annual review.

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2011 and 2010, approximately 99.9% and 99.6% of our sales, respectively, was denominated in RMB. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

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

Price inflation in China could affect our results of operations if we are unable to pass along production cost price increases to our customers.

Inflation in China has recently increased substantially. The annual inflation rate in China was reported at 4.1 percent in December 2011. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our results of operations if we are unable to pass along production cost price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi, and any future restrictions on currency exchanged may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in the U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

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

As of December 31, 2011, Mr. Liu owns approximately 41.0% of our outstanding common stock. As a result, he can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company.  This situation will be costly and time consuming and distract our management from growing our Company. If such allegations are not proven to be groundless, our Company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

LAND USE RIGHTS

There is no private ownership of land in China and all urban land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 50 years for industrial usage, 40 years for commercial usage and 70 years for residential usage, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

On November 6, 2009, our subsidiary Mingxiang won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. Covering an area of 8,691.4 square meters, the land parcel is located alongside the fishing port and near the Registrant’s processing facilities in Shishi City. The fishing port in Shishi is one of the five largest fishing ports in the PRC. The purchase price for the land use right was RMB 15.55 million ($2.28 million).

As of December 31, 2011, we owned the following land-use rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Certificate Reference No.	Location	Use	Date of Expiration of Tenure	Land Area (square meters)	Encumbrance
Shi Xiang Guo Yong	Dabao Industrial	Industrial	December 31, 2052	3,374.05	Nil
(2006) No. 0005	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Plot II,	Industrial	December 31, 2052	3,638.25	Nil
(2007) No. 0004	Dabao Industrial
	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Plot III,	Industrial	December 31, 2052	3,955.84	Nil
(2007) No. 0003	Dabao Industrial
	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Dabao Industrial	Industrial	December 31, 2052	6,721.40	Nil
(2007) No. 0002	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Central Fishing Port	Commercial	January 6, 2050	8,691.40	Nil
(2010) No. 0005	Xiangzhi Town,
	Shishi City,
	Fujian Province

BUILDINGS

As at December 31, 2011, we owned the following building ownership rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Reference No.	Location	Use	Date of Expiry of Tenure	Land/Floor Area (square meters)	Encumbrance
Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00109	Block A at Plot II Dabao Industrial Zone, Xiangzhi Town, Shishi City,	Production and packaging facilities	June 5, 2051	705.60/1,489.60	Nil
Fujian Province

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00110	Block B at Plot II Dabao Industrial Zone, Xiangzhi Town, Shishi City,	Boiler facilities	June 5, 2051	145.38/145.38	Nil
Fujian Province

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00111	Block C at Plot II Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Production and cutting/slicing facilities	June 5, 2051	934.46/1,991.29	Nil

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00112	Cold storage facility at Plot III Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Cold Storage	June 5, 2051	1,224.84/1,214.16	Nil

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00114	Block A at Daobao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Staff dormitory	June 5, 2051	1,561.17/3,413.79	Nil

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00115	Block B at Daobao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Office	September 28, 2052	942.19/3,268.41	Nil

Issuance of Property Ownership Certificate is now under process	Additional floor of Block A at Daobao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Staff dormitory	June 5, 2051	1,561.17/About 1,670.00	Nil

ITEM 3.	Legal Proceedings

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

	High ($)	Low ($)
Year Ended December 31, 2011
First Quarter	5.21	3.50
Second Quarter	4.10	2.42
Third Quarter	3.55	1.64
Fourth Quarter	1.85	1.18

Year Ended December 31, 2010
First Quarter	8.63	5.78
Second Quarter	6.94	3.07
Third Quarter	6.53	3.84
Fourth Quarter	7.15	4.85

The above quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

As of March 26, 2012, there were 37 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares to certain of its officers, directors and employees. These stock awards vested in full on the date of the grant but are subject to forfeiture in full if the grantee ceases to be employed by the Company for any reason within one year from the date of the grant, pursuant to stock award agreements between the Company and grantees dated April 1, 2011. Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.7 million, which will be recognized as compensation expense, using the straight-line method, over the service period of one year from April 1, 2011 to March 31, 2012.

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

DIVIDENDS

During the year ended December 31, 2010, the Company’s subsidiary, Xianghe, declared final dividend of $1,313,080 (equivalent to RMB 8,901,106) relating to the pre-acquisition result for the fiscal year 2009 to Mr. Qiu and was fully paid in April 2010.

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

ITEM 6.	Selected Financial Data

Not Applicable

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements. China Marine Food Group Limited is referred to herein as “we”, “us”, “our”, or the “Company.”

The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, among others: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors”. Our consolidated financial statements have been prepared in accordance with U.S. GAAP.

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology”), and its subsidiaries, Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”) and Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (“Jixiang”), and Shishi Xianglin Trading Co., Ltd. (“Xianglin”), which are incorporated in the PRC. We engage in the business of processing, distribution and sale of processed seafood products and algae-based beverage products, as well as the trading of marine catch. Our objective is to establish ourselves as a leading producer of processed seafood products and algae-based beverage products in the PRC and overseas markets.

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

Concurrently with the closing of the reverse acquisition on November 17, 2007, we completed a private placement of our securities to certain accredited investors who subscribed for an aggregate of 6,199,441 shares of our common stock and warrants to purchase an aggregate of 1,239,888 shares of our common stock at $3.214 per unit, each unit consisting of one share of common stock and a warrant to purchase one-fifth of one share of our common stock. Each warrant issued to the investors had a term of three years and all unexercised warrants expired in November 2010.

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products and algae-based beverage products, as well as the trading of marine catch. In 2010, we became a manufacturer of algae-based soft drinks through our acquisition of an 80% interest in Xianghe, which is also an operating subsidiary of Ocean Technology.

All rental income, which is relatively immaterial compared to our principal revenues from sale of processed seafood products, beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang and Jixiang are responsible for the rental income related to the collection on the 31 and 6 shop spaces, respectively, at our factory in Dabao Industrial Zone. The rental contracts are based on a one-year lease term.

Our dried processed seafood products include dried prawns, dried squids, dried file fish, roasted prawns, shredded roasted squids, roasted squids, roasted file fish and other seafood items. The raw materials for our processed seafood products are solely purchased from independent fishermen in nearby markets for further processing. Our dried processed seafood is predominantly sold under our registered trademark, the “Mingxiang” brand name. Our brand name has been awarded the “Fujian Famous Brand” award by the Fujian Commerce Authority. Our dried processed seafood products are mainly sold to distributors in Fujian and Zhejiang provinces, as well other nearby provinces, who in turn distribute them to major supermarkets and retailers throughout these provinces.

For marine catch, we buy the marine catch from the suppliers and then sell to either trading companies or distributors on a direct basis as opportunistic purchases and sales according to the seasonality of respective seafood species. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, and overseas customers in the Philippines and Indonesia.

Our branded “Hi-Power” was developed by the Yellow Sea Fisheries Research Institute at Chinese Academy of Fishery Sciences in coordination with the founder, Qiu. Hi-Power is marketed as a high-protein content drink, low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension. Hi-Power’s target market focuses on health-conscious consumers in China’s fast-growing beverage market. Xianghe has a network of distributors in Fujian and Zhejiang which sell Hi-Power to retail food stores, restaurants, food supply dealers and the hospitality industry.

Sales of our processed seafood products accounted for approximately 41.0% and 57.4%of our total sales in 2011 and 2010, respectively. Trading of our marine catch accounted for approximately 38.4% and 21.4%of our total sales in 2011 and 2010, respectively. Sales of our algae-based beverage products accounted for approximately 20.6% and 21.2% of our total sales in 2011 and 2010, respectively. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•	The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 72.9% and 75.4% of our total cost of revenue of processed seafood products in year 2011 and 2010, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

•	Specifically, fishing activities in waters around the PRC are restricted in June and July each year to ensure sustainable aquatic resources. As such, some of our suppliers such as fishermen are restricted from fishing during this period due to the restrictions against fishing along the Taiwan Strait imposed by the PRC’s Ministry of Agriculture. There is no assurance that the PRC government may not impose more stringent fishing regulations, including but not limited to longer or more frequent periods that restrict fishing.

•	Any shortage or contamination in the supply of or increase in the prices of the raw materials for our processed seafood and algae-based beverage products will adversely affect our sales and profit margins.

•	In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and a dam collapse and damage to several nuclear reactors. Although to date the damage caused by the earthquake and tsunami have not damaged our access to raw materials, there can be no assurance that such access may not be affected. Even though government officials and health experts in Japan and China stated the doses of nuclear radiation leaks are low and not a threat to human health unless the tainted products are consumed in abnormally excessive quantities, concern of seafood contamination adversely affected our sales of seafood and algae-based beverage products as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan.

•	In May 2011, inspectors of the government of Taiwan detected dangerous levels of industrial plasticizers in sports drinks and soft drinks, used to substitute for palm oil as clouding agents in drinks, with levels far in excess of the daily allowed intake. One plasticizer, known as DEHP, is a possible carcinogen, and thought capable of wreaking havoc with children’s reproductive organs. Since then, the plasticizers have been found in a range of foods and drinks. China, Hong Kong, South Korea and the Philippines have recalled beverage bottles suspected of contamination imported from Taiwan. The beverage products sector in the East Asia region was adversely affected by the food scandal, and new legislation with higher food safety standard of beverage products may be implemented in the PRC. The DEHP crisis may affect our beverage products business as a result of any failure to comply with the new standard or adverse changes in the beverage products sector.

•	Our ability to maintain existing accreditations such as HACCP, ISO9001:2000, ISO14001:2004 and the EU Export Certification accreditations will affect our ability to maintain our presence in our existing market and to expand into new market territories.

•	Our ability to price our products competitively against existing competitors and new market entrants by achieving economies of scale.

•	Our ability to build on our established track record and reputation as a supplier of high quality processed seafood products and capability to deliver products in a timely manner.

•	Our ability to maintain existing business relationships and to secure new customers, which may be affected by the general economic or political conditions in our local and overseas markets.

•	Our ability to introduce new products to capture a wider group of consumers and to cater to different and changing consumers’ preferences.

•	Our purchase of the beverage business involves the risk of entering into a new business.

•	Our ability to respond successfully to changes in the highly competitive beverage marketplace domestically and internationally.

Please refer to the section “Risk Factors” herein for further information on other factors that may affect our revenue.

Production facilities and employees

Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, in the PRC. We have four production lines for the processing of dried processed seafood products: roasted file fish, roasted prawns, shredded roasted squid and roasted squids, and one production line for the processing of frozen seafood products.

As at December 31, 2011, we employed 848 employees.

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

NEW BUSINESS DEVELOPMENT

Development of cold storage facilities

On November 6, 2009, we won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. In September 2010, we entered into an agreement with a third party contractor and began to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $26.5 million in land use rights and construction costs from funds generated by operations. The facilities are expected to be operational in the first half of 2012. We have paid approximately $22.9 million in relation to the construction costs as at December 31, 2011 and the total estimated construction costs are approximately $24.2 million.

We intend to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward which will not only help to reduce storage costs but also expect to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products, the breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the years ended December 31, 2011 and 2010 are set out below:

Breakdown of our past performance by principal products and geographical region

Sales by product

	Year Ended December 31,
	2011		2010
	US$’000%		US$’000%

Processed seafood products	58,967	41.0	70,467	57.4
Marine catch	55,304	38.4	26,194	21.4
Algae-based beverage products	29,677	20.6	26,018	21.2
Total	143,948	100.0	122,679	100.0

Sales by geographical region

	Year Ended December 31, 2011

	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	5,223	8.9	13,027	23.6	-	-	18,250	12.7
Zhejiang	24,699	41.9	-	-	4,178	14.1	28,877	20.1
Fujian	25,085	42.5	5,779	10.4	25,499	85.9	56,363	39.1
Guangdong/ Shenzhen	2,866	4.9	-	-	-	-	2,866	2.0
Jiangsu/ Shanghai	1,090	1.8	-	-	-	-	1,090	0.8
Sichuan/ Chongqing	-	-	-	-	-	-	-	-
Others (1)	4	0.0	36,353	65.7	-	-	36,357	25.2
Total PRC (2)	58,967	100.0	55,159	99.7	29,677	100.0	143,803	99.9
Asia (3)	-	-	145	0.3	-	-	145	0.1
Total	58,967	100.0	55,304	100.0	29,677	100.0	143,948	100.0

	Year Ended December 31, 2010
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	6,040	8.6	-	-	-	-	6,040	4.9
Zhejiang	30,870	43.8	-	-	141	0.5	31,011	25.3
Fujian	23,372	33.2	15,982	61.0	24,329	93.5	63,683	51.9
Guangdong/ Shenzhen	4,478	6.3	-	-	1,042	4.0	5,520	4.5
Jiangsu/ Shanghai	3,939	5.6	-	-	-	-	3,939	3.2
Sichuan/ Chongqing	1,761	2.5	-	-	460	1.8	2,221	1.8
Others (1)	7	0.0	9,741	37.2	46	0.2	9,794	8.0
Total PRC (2)	70,467	100.0	25,723	98.2	26,018	100.0	122,208	99.6
Asia (3)	-	-	471	1.8	-	-	471	0.4
Total	70,467	100.0	26,194	100.0	26,018	100.0	122,679	100.0

(1)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.
(2)	Sales to PRC include sales to local PRC distributors who in turn sell our products to Taiwan and South Korea. Such sales amounted to $0.01 million and $0.4 million in year 2011 and 2010, respectively.
(3)	Sales to Asia mainly relate to exports to the Philippines and Indonesia.

Year 2011 compared to Year 2010

Sales

Our revenue increased by approximately $21.2 million or 17.3% from $122.7 million in 2010 to $143.9 million in 2011. The increase in revenue was mainly due to the increase in sales of marine catch and the newly acquired algae-based beverage business, partially offset by the decrease in sales of our processed seafood products. Sales of our processed seafood products decreased by $11.5 million or 16.3% year over year to $59.0 million, whereas sales of algae-based beverage products increased by $3.7 million or 14.1% to $29.7 million. Sales of our marine catch segment increased by $29.1 million or 111.1% for the same periods under review.

The processed seafood products operations continued to grow significantly in the first quarter of 2011 as our products continue to gain market acceptance, particularly in Fujian and Zhejiang provinces. As a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan which occurred in March 2011, sales of processed seafood products have been significantly affected since the second quarter of 2011. However, we believe that our sales have stabilized by the end of third quarter in 2011. While we are confident that the seafood we use to produce our processed seafood products are safe, it is unclear how long it will take for consumer confidence in seafood products to normalize.

This is the second year to recognize sales of our algae-based beverage products since the acquisition on January 1, 2010. In 2010, our distribution network for the beverage segment was solely Fujian province. After gaining experience in Fujian in the prior year, we expanded our distribution into Zhejiang province in the second quarter of 2011. The growth from Zhejiang was offset due to the public concern over the plasticizer contamination in the beverage industry in the second half of 2011, as well as the lower-than-expected temperature in the southern regions during the summer time. However, given our continuous contribution to the related sales and marketing campaigns and our expansion plan into more untapped areas, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to a staff of 134, as of December 31, 2011.

Trading of marine catch is deemed as opportunistic purchases and sales of frozen seafood materials and therefore the sales volume fluctuates significantly from period to period. We intend to buy marine catch in blocks from suppliers when their supplies are high and sell the stocks to customers when market prices go up. Usually the inventory cycle will be less than a year. Though the profit margin from the trading segment is relatively lower compared to that of both processed seafood and algae-based beverage products, the trading segment is a good source of revenue and profit given our expertise in the seafood industry and surplus cash in hand.

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood and algae-based beverage products operations, as well as the cost of our marine catch. The breakdown is as follows:

	Year Ended December 31,
US$ ’000	2011	2010

Processed seafood products	41,412	46,141
Marine catch	53,058	23,730
Algae-based beverage products	17,754	15,348
Total	112,224	85,219

Cost of revenue – Processed seafood products

Our cost of revenue comprises mainly raw materials, packaging materials, direct labour and manufacturing overhead. The following table sets out details of our cost of revenue:

	Year Ended December 31,
	2011		2010
	US$’000%		US$’000%

Raw materials	30,181	72.9	34,803	75.4
Packaging materials	4,977	12.0	5,926	12.9
Direct labor	2,928	7.1	2,394	5.2
Manufacturing overhead	3,326	8.0	3,018	6.5
Total	41,412	100.0	46,141	100.0

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

Raw material costs accounted for approximately 72.9% and 75.4% of our cost of revenue in year 2011 and 2010, respectively. The decrease was primarily because the percentage of increase in direct labor costs and manufacturing overhead was higher than that in raw material costs for the periods under review.

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

Packaging materials

Packaging materials accounted for approximately 12.0% and 12.9% of our cost of revenue in year 2011 and 2010, respectively. The decrease was primarily because the percentage of increase in direct labor costs and manufacturing overhead was higher than that in packaging costs for the periods under review. The decrease in packaging material costs for the periods under review was mainly due to the decreased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for approximately 7.1% and 5.2% of our cost of revenue for the year ended 2011 and 2010, respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products. The increase in our production scale over the past few years has enabled us to enjoy economies of scale and higher productivity through job specialization and training.

The total headcount for the processed seafood segment as at December 31, 2011 has decreased to 582 from 682 as at the end of 2010. The increase in direct labor costs for the year ended 2011 was mainly due to the increased wage rates since April 2011 to cope with the market standard.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods. The increase in manufacturing overhead for the years under review was mainly due to the increased costs from the expansion of production facilities along the years for increased production

Cost of revenue - Marine catch

	Year Ended December 31,
	2011		2010
	US$’000%		US$’000%

Raw materials	52,785	99.5	23,339	98.4
Other expenses	273	0.5	391	1.6
Total	53,058	100.0	23,730	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, and overseas customers in the Philippines and Indonesia. The cost of the raw material is based on the market price at the time of purchase. The increase in raw material costs for the years ended are in line with the increased revenue from sales of marine catch.

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the marine catch fresh.

Cost of revenue - Algae-based beverage products

Our cost of revenue comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Year Ended December 31,
	2011		2010
	US$’000%		US$’000%

Raw materials	2,517	14.2	2,585	16.8
Packaging materials	12,134	68.3	10,174	66.3
Manufacturing overhead	3,103	17.5	2,589	16.9
Total	17,754	100.0	15,348	100.0

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as herbal powder and sugar. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 14.2% and 16.8% of our cost of revenue in year 2011 and 2010, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by changes in ingredient mix from time to time and the market price of the raw materials.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices with a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 68.3% and 66.3% of our cost of revenue in year 2011 and 2010, respectively. The increase in the percentage of packaging materials cost as a proportion of the total cost of revenue during the years was mainly due to the increased packaging materials cost.

Manufacturing overhead

We utilize two third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We are going to use a number of manufacturers going forward so as to mitigate the concentration risks. The increase in the percentage of manufacturing overhead as a proportion of the total cost of revenue during the years was mainly due to the increased manufacturing costs.

Gross profit by product

	Year Ended December 31,
	2011		2010
	US$’000%		US$’000%

Processed seafood products	17,555	55.3	24,326	64.9
Marine catch	2,246	7.1	2,464	6.6
Algae-based beverage products	11,923	37.6	10,670	28.5
Total	31,724	100.0	37,460	100.0

Gross profit margin by profit

	Year Ended December 31,
	2011	2010
	%	%

Processed seafood products	29.8	34.5
Marine catch	4.1	9.4
Algae-based beverage products	40.2	41.0
Total	22.0	30.5

Gross profit

Gross profit dropped by 15.3% or $5.7 million, from $37.4 million in 2010 to $31.7 million in 2011. Overall gross profit margin dropped by 8.5% from 30.5% in 2010 to 22.0% in 2011. Gross profit margin for the processed seafood products operations decreased from 34.5% in 2010 to 29.8% this year which was mainly due to the decreased scale of production and the increased costs of raw materials, packaging materials, direct labor and manufacturing overhead. Gross profit margin for the marine catch segment dropped from 9.4% in 2010 to 4.1% this year. Marine catch sales are deemed as opportunistic trading of frozen seafood in blocks and therefore the corresponding profit margin is dependent on the prevailing market conditions which could be fluctuated significantly from time to time. Gross profit margin for the algae-based beverage segment decreased from 41.0% to 40.2% for the same years under review mainly due to the increased costs of packaging materials and manufacturing overhead.

Depreciation and amortization

Depreciation and amortization accounted for approximately 1.9% and 2.1% of our total revenue in year 2011 and 2010, respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.5 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 9.8% and 5.2% of our total revenue in year 2011 and 2010, respectively. The increase in the sales and marketing expenses in 2011 was mainly due to the increase of advertising and promotional costs so as to strengthen brand position and improve market awareness in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. Accordingly, the number of sales staff has increased from 47 in 2010 to 173 as at December 31, 2011, of which 134 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses accounted for approximately 1.8% and 2.6% of our total revenue in year 2011 and 2010, respectively. The decrease in the general and administrative expenses from 2010 to 2011 was mainly attributable by the lower R&D costs due to the softness of seafood demand and the reduced discretionary bonus for the executive directors for the year of 2011.

Stock-based compensation

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares to certain of its officers, directors and employees.  Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.7 million, which is recognized as compensation expense, using the straight-line method, over the service period of one year from April 1, 2011 to March 31, 2012.

Other income

Other income relates mainly to rental income, government subsidies and interest income.

Rental income relates to the collection of rent on the 37 shop spaces at our factory in Dabao Industrial Zone. The rental contracts are based on a one year lease term. The government subsidies mainly relates to grants by Shishi City Municipal People's Government for the achievement of Key Leading Enterprise of Agricultural Industrialization in 2011. Interest income is earned from cash balances with banks as a result of operational cash inflow and registered direct offering of common stock which took place in January 2010.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.01% and 0.03% of our total revenue in year 2011 and 2010, respectively. In the fourth quarter of 2011, a short-term loan of $2.5 million was drawn down for working capital needs and to maintain the effectiveness of the facility line with the bank.

Income before income tax

Our income before income tax decreased by $15.0 million or 58.5%, from $25.6 million in 2010 to $10.6 million in 2011. The decrease was mainly due to the combination of the decrease in sales of 17.3% for the processed seafood segment, the decrease in corresponding gross profit margin by 4.7%, and the increase in the sales and marketing expenses and the stock-based compensation costs, which was partially offset by the increase in sales of 14.1% for the algae-based beverage segment and the lower general and administrative expenses, as a result of the factors described above.

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

Income tax expenses for the years ended December 31, 2011 and 2010 and were approximately $2.0 million and $4.5 million, respectively. The effective tax rates were 19.3% and 17.4%, respectively, for those years.

REVIEW OF FINANCIAL POSITION

Current assets

As at December 31, 2010, our current assets increased to $74.2 million, representing 59.9% of our total assets of $123.8 million. Current assets were consisted of cash and cash equivalents of $15.6 million, accounts receivable of $48.5 million, inventories of $10.0 million and other receivables and prepayments of $0.1 million.

As at December 31, 2011, our current assets increased to $79.0 million, representing 56.9% of our total assets of $138.9 million. Current assets were consisted of cash and cash equivalents of $0.6 million, accounts receivable of $68.6 million, inventories of $8.9 million and other receivables and prepayments of $0.9 million.

The decrease in cash and cash equivalents as at December 31, 2011 was mainly due to increased accounts receivable related to significant marine catch sales of $47.2 million during the fourth quarter of 2011 and the addition of fixed assets and construction in progress during the year.

Accounts receivable were mainly represented by amounts due from distributors and wholesalers. We usually extended unsecured credit period to long established customers up to 3 months. Since our practice is to perform constant credit checks and pursue the past due accounts proactively, there was no material uncollectible debts identified in the past. Increase in accounts receivable was mainly in line with the increase in sales volume of the last quarter of 2011.

Inventories were mainly related to raw materials and work-in-progress comprising mainly frozen prawns, fish and squids which would be used for the production of processed seafood products. Our inventories also included some finished goods and packaging materials.

Non-current assets

As at December 31, 2011, our non-current assets amounted to $59.9 million and accounted for approximately 43.1% of our total assets. Our non-current assets comprised mainly property, plant and equipment of $11.2 million, land use rights of $3.0 million, and construction in progress of $22.9 million. As of December 31, 2011, the carrying value of intangible assets and goodwill were approximately $20.2 million and $2.6 million, respectively.

As at December 31, 2011, our property, plant and equipment amounting to $11.2 million were made up mainly of buildings amounting to $8.7 million and plant and machinery amounting to $2.0 million. Buildings related to our production plant, cold room, office buildings and workers’ dormitories. Plant and machinery related mainly to our production lines, freezing machines, roasting and drying machines. The remaining $0.5 million related to office equipment and motor vehicles.

The increase in non-current assets relates to the cold storage facility we are building on the land we purchased in 2009. The facility is expected to be operational in the first half of 2012 and therefore the associated construction costs are being recognized as construction in progress as at December 31, 2011. Total estimated construction costs are approximately $24.2 million. As of December 31, 2011 and 2010, the Company recorded approximately $22.9 million and $11.6 million, respectively, as construction in progress.

Current liabilities

As at December 31, 2010, our current liabilities amounted to $9.4 million and comprised accounts payable of $3.8 million, amount due to a shareholder of $0.3 million, income tax payable of $0.5 million and other payables of $4.8 million.

As at December 31, 2011 our current liabilities of $8.8 million comprised of short-term borrowing of $2.5 million, accounts payable of $2.6 million, amount due to a shareholder of $0.1 million, income tax payable of $0.2 million and other payables of $3.4 million.

The short-term bank loans were used for our working capital requirements. The weighted average effective interest rate on the borrowing is about 5.49% and 5.31% per annum in 2011 and 2010, respectively.

Regarding the accounts payable, the related turnover day was less than two weeks due to the short credit period allowed by the fishermen which was consistent with the market practice.

The amount due to a shareholder was unsecured, interest free and with no fixed terms of repayment.

The decrease in other payables from 2011 to 2010 mainly relates to the decrease of value-added tax provision.

Shareholders’ equity

As at December 31, 2010, our shareholders’ equity amounted to $114.4 million and consisted of additional paid-in capital of $47.4 million, statutory reserve of $9.3 million, accumulated other comprehensive income of $7.4 million, retained earnings of $49.9 million and non-controlling interests of $0.4 million.

Our shareholders’ equity of $130.1 million as at December 31, 2011 consisted of additional paid-in capital of $50.1 million, statutory reserve of $9.7 million, accumulated other comprehensive income of $11.9 million, retained earnings of $58.0 million and non-controlling interests of $0.4 million.

The increase in shareholders’ equity from 2010 to 2011 is due to the current operating profit of $8.6 million, increased in additional paid in capital of $2.7 million for stock awards and increase in other comprehensive income of $4.5 million due to translation adjustments.

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

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of shareholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at December 31, 2011 amounted to approximately $0.6 million, with a new short-term loan of $2.5 million being drawn down in the fourth quarter of 2011.

A summary of our cash flows for 2011 and 2010 is as follows:

	Year Ended December 31,
US$’000	2011	2010

Net cash used in operating activities	(8,431)	(6,257)
Net cash used in investing activities	(11,005)	(12,760)
Net cash provided by financing activities	2,339	24,836
Net change in cash and cash equivalents	(17,097)	5,819
Foreign currency translation adjustment	2,127	2,595
Cash and cash equivalents at the beginning of the year	15,557	7,143
Cash and cash equivalents at the end of the year	587	15,557

Year 2011

Net cash used in operating activities

In 2011, our net cash used in operating activities amounted to approximately $8.4 million. The major source of cash inflow from operating activities was from net income of $8.6 million. Changes in operating assets and liabilities included cash outflow resulting from increase in accounts receivable of $20.1 million. This was partially offset by cash inflow from a decrease in inventories of $1.1 million and non-cash amortization of intangible assets of $2.5 million.

The increase in accounts receivable was mainly due to the block sales of marine catch trading materials of $47.2 million in the fourth quarter of 2011, which was collected during the first quarter of 2012.

Our trade receivables turnover days were approximately 81 and 71 days in 2011 and 2010, respectively. Our allowances for doubtful trade receivables as at December 31, 2011 and 2010 were approximately $345,000 and $244,000, respectively; and were about 0.5% of our gross trade receivables.

Net cash used in investing activities

In 2011, our net cash used in investing activities was approximately $11.0 million, which was mainly attributable to the addition of construction in progress of $11.0 million for the development of the cold storage facilities.

Net cash provided by financing activities

In 2011, our cash provided by financing activities was approximately $2.3 million. The increase was mainly attributable to the proceeds from short-term borrowing of $2.5 million, partially offset by the repayment of amounts due to a shareholder of $0.2 million.

Year 2010

Net cash used in operating activities

In 2010, our net cash used in operating activities amounted to approximately $6.3 million. The major source of cash inflow from operating activities was from net income of $21.1 million. Changes in operating assets and liabilities included cash outflow resulting from increase in accounts receivable of $29.8 million and inventories of $6.1 million. This was partially offset by the increase in accounts payable of $2.9 million and other payables of $2.5 million.

The increase in accounts receivable was mainly due to the extension of the credit period to our major customers so as to cope with the current market practice and the block sales of marine catch trading materials of $25.3 million in December 2010, which was collected during the first quarter of 2011. The increase in inventory related to the build of product for the expected sales for the Chinese New Year, which occurred in February 2011.

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

Net cash provided by financing activities

In 2010, our cash provided by financing activities was approximately $24.8 million. The increase was mainly attributable to the net proceeds of $28.3 million from the registered direct offering of common stock taken place in January 2010 and the proceeds from cash exercise of warrants of $1.9 million, partially offset by the repayment of short-term bank loans during the first quarter of 2010 of $4.1 million and dividend paid related to the pre-acquisition result for the fiscal year 2009 to a non-controlling shareholder of a subsidiary amounting to $1.3 million.

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

We are financing the total estimated $26.5 million in land use rights and construction costs for our new cold storage facility from available funds and expect to run the new facility in the first half of 2012. We have paid approximately $22.9 million in relation to the construction costs as at December 31, 2011.

After the registered direct offering of common stock and repayment of bank loans during 2010, the relative cost of capital resources decreased correspondingly given the increase in the equity financing and reduced level of debt borrowings.

In the fourth quarter of 2011, a short-term loan of $2.5 million was drawn down for working capital needs and to maintain the effectiveness of the facility line with the bank.

Apart from the expansion plan discussed above and the commitments set out in the section of “Commitments and Contingencies”, we do not have any other material commitments for capital expenditures and other expenditures. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations for the next twelve months. We do not have present plans to raise additional funds.

CAPITAL EXPENDITURES AND INVESTMENTS

A summary of our capital expenditures for the last three financial years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31,
US$’000	2011	2010

Land use rights	-	70
Buildings	609	1,608
Plant and machinery	10,376	11,818
Office equipment	20	34
Motor vehicles	-	182
	11,005	13,712

In 2010, total capital expenditures of $13.7 million were mainly attributable to the construction of cold storage facilities and an additional floor at the existing staff quarter.

In 2011, total capital expenditures of $11.0 million were mainly attributable to the construction of cold storage facilities, an additional floor at the existing staff quarter and an algae extraction equipment line.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the years ended December 31, 2011 and 2010 was $79,618 and $77,145, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $171,000 in total in the following three years.

Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was then entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction is expected to be completed in the first half of 2012. Total estimated construction costs are expected to be approximately $24.2 million. As of December 31, 2011, the Company recorded approximately $22.9 million as construction in progress. Hence the aggregated contingent payments related to the Third Party Contractor are approximately $1.3 million as of December 31, 2011.

Guarantees

As of December 31, 2011, Mingxiang was contingently liable as guarantor with respect to the loan of $472,270 (equivalent to RMB3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $472,270 (equivalent to RMB3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $787,116 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $787,116 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of December 31, 2011, the Company has not recorded any liabilities under these guarantees.

ISSUANCE OF COMMON STOCK

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares to certain of its officers, directors and employees. These stock awards vested in full on the date of the grant but are subject to forfeiture in full if the grantee ceases to be employed by the Company for any reason within one year from the date of the grant, pursuant to stock award agreements between the Company and grantees dated April 1, 2011. Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.7 million, which will be recognized as compensation expense, using the straight-line method, over the service period of one year from April 1, 2011 to March 31, 2012.

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

CRITICAL ACCOUNTING POLICIES & RECENT ACCOUNTING PRONOUNCEMENTS

•	Non-controlling interest

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

Under ASC 810-10-45-21, losses attributable to the parent and the non-controlling interest in a subsidiary may exceed their interests in the subsidiary’s equity. The excess, and any further losses attributable to the parent and the non-controlling interest, shall be attributed to those interests. That is, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

•	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, valuation of equity instruments and allowance for doubtful accounts.

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

Inventories consist of frozen products from marine catch, processed seafood products, algae-based beverage products and materials used in the manufacture of the Company’s products. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include purchased cost of raw materials, direct labor, packaging and manufacturing overhead costs. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of December 31, 2011 and 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Goodwill and intangible assets

Goodwill and intangible assets were the result of the acquisition of Xianghe. Goodwill represents the cost of the acquired algae-based drink business in excess of the fair value of identifiable tangible and intangible net assets purchased. Intangible assets include trademarks and algae-based beverage know-how and are recorded at cost less accumulated amortization and any recognized impairment loss. The algae-based beverage know-how is amortized over its estimated useful life of 10 years on a straight-line basis, which coincides with the timing provided from the PRC protection guidelines for our product. For the year ended December 31, 2011, the Company engaged an independent valuation expert to assist in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. The Company made its qualitative evaluation of its goodwill considering, among other things, the general macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and it wasn’t required to calculate the fair value of its reporting unit as of December 31, 2011. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We performed our annual goodwill impairment during the fourth quarter of each calendar year.

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company engaged a third party valuation firm to review the Company’s algae-based intangible assets for impairment. The Company performed its annual impairment test for its intangible assets during the fourth quarter of each calendar year. The intangible assets balance related to the algae-based drink business reporting unit. The test involved the assessment of the fair market value of the Company’s intangible assets, using a form of the income approach known as the excess earnings method and concludes that a discount rate of 21.5% is considered appropriate for valuing the Company. The market and cost approaches were not applied due to the lack of information deemed to be reliably indicative of value using either approach. The result of the assessment of the Company’s intangible assets indicated that its fair values exceeded its carrying amounts.

In particular, the Company provided a forecasted discounted cash flows analysis for the reporting unit based on discrete fifteen-year financial forecasts developed by management for planning purposes. Cash flows beyond the fifteen-year discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the reporting unit and considered long-term earnings growth rates for publicly traded peer companies.

The key assumptions used in determining the fair value of the reporting unit are:

-	The financial projections were prepared by the Management with due care and consideration reflecting the reasonable estimate of future relevant events.

-	All information provided by the Management is true, accurate and complete.

-	There will be no major changes in the existing political, legal, fiscal and economic conditions in countries in which the Company will carry on its business.

-	There will be no major changes in the current taxation law in countries in which the Company operates.

-	Future exchange rates and interest rates will not differ materially from those prevailing market expectations.

-	The availability of finance will not be a constraint on the future growth of the Company’s operation.

-	The Company will retain and have competent management, key personnel, and technical staff to support its ongoing operation.

-	Industry trends and market conditions for related industries will not deviate significantly from economic forecasts.

-	The forecasted average annual growth rate of revenue is 3% to 70% from 2012 to 2026. This reflects the following assumptions:

1)	Increased market penetration into six provinces;

2)	Increased demand in China for health related drinks; and

3)	A long term growth rate into perpetuity has been determined to be 3% with reference to the birth rate, market penetration and other related factors.

-	Cost of goods sold is forecasted to grow by 3% to 72% from 2012 to 2026.

-	The discount rate applied to the cash flows is based on the weighted average cost of capital (“WACC”) of the Company. WACC is the weighted average of the estimated rate of return required by equity and debt holders for an investment of this type. Our analysis concluded that a discount rate of 21.5% is considered appropriate for valuing the Company.

-	Publicly available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the excess earnings method.

Based upon the valuation report prepared by an independent valuation expert, it is concluded that the fair value of the intangible asset as of December 31, 2011 is reasonably stated by the amount of $21,173,433. During the years ended December 31, 2011 and 2010, we determined that there had been no impairment of intangible assets.

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

The Company recognizes revenue from the sale of processed seafood products and algae-based beverage products upon receipt of the delivery confirmation provided by the distributor’s carrier and the title and risk of loss of the product has transferred to the distributor. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. The Company recognizes revenue from marine catch when title has transferred to the buyer. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2011 and 2010.

The Company offers sales incentives to customers based on yearly sales targets. These are non-cash incentives and are solely used for promotional activities purposes. These amounts are accrued as sales and marketing expenses during the same month revenue is recognized.

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

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	2011	2010
Year-end exchange rates RMB:US$1	6.3523	6.5918
Average yearly exchange rates RMB:US$1	6.4544	6.7788

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

Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.6 million, which are recognized as compensation expense, using the straight-line method, over a period of one year from April 1, 2011 to March 31, 2012.

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

During December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 results in changes to presentation and disclosure only and is not expected to have an impact on our consolidated results of operations and financial condition.

During September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in ASU 2011-08 are intended to reduce the cost and complexity associated with goodwill impairment tests required under the Accounting Standard Codification Topic 350 Intangibles - Goodwill and Other. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company elected to early adopt ASU 2011-08, which resulted in the elimination of the additional requirements under Topic 350.

During June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Effective December 31, 2011, the Company elected to early adopt ASU No. 2011-05. The Company's early adoption of this new guidance only resulted in a change in how the Company presents the components of comprehensive income, which is currently presented within the consolidated statements of operations and comprehensive (loss) income.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to our consolidated financial position or results of operations.

During January 2010, the FASB issued ASU No. 2010-6 to improve the disclosure and transparency of fair value measurements. These amendments clarify the level of disaggregation required, and the necessary disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. We adopted this ASU beginning January 1, 2011 and it did not have a significant impact on our consolidated financial position or results of operations.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Year Ended December 31,
(%)	2011	2010
Sales
RMB	99.9	99.6
US dollars	0.1	0.4
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at December 31, 2011, the exchange rate was approximately US$1.00 to RMB6.3523. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our net foreign exchange losses for the last two financial years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010

Net foreign exchange losses (US$’000)	(3)	(13)
As a percentage of income before tax (%)	0.03	0.05

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at 4.1 percent in December 2011. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

ITEM 8.	Financial Statements

CHINA MARINE FOOD GROUP LIMITED

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

China Marine Food Group Limited

Shishi City, Fujian, China

We have audited the accompanying consolidated balance sheets of China Marine Food Group Limited as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Marine Food Group Limited at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Dahua CPA Co., Ltd. (Formally known as BDO China Li Xin Da Hua CPA Co., Ltd.)

Shenzhen, P.R. China

March 27, 2012

CHINA MARINE FOOD GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$586,914	$15,556,772
Accounts receivable, net	68,643,678	48,530,539
Inventories	8,886,234	9,992,870
Prepaid expenses and other current assets	849,419	105,640

Total current assets	78,966,245	74,185,821

Property, plant and equipment, net	11,199,244	8,801,267
Land use rights, net	3,023,569	2,991,459
Construction in progress	22,923,143	13,409,068
Intangible assets, net	20,225,220	21,926,593
Goodwill	2,553,757	2,460,971
TOTAL ASSETS	$138,891,178	$123,775,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,550,257	$-
Accounts payable, trade	2,583,549	3,764,722
Amount due to a shareholder	50,361	261,789
Income tax payable	174,525	537,751
Accrued liabilities and other payables	3,424,288	4,858,694

Total current liabilities	8,782,980	9,422,956

Commitments and contingencies (see Note 21)

Shareholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,697,976 and 28,977,976 shares issued and outstanding as of December 31, 2011 and 2010	29,698	28,978
Additional paid-in capital	50,074,952	47,377,872
Statutory reserve	9,696,177	9,263,241
Accumulated other comprehensive income	11,897,382	7,402,582
Retained earnings	58,053,435	49,922,756
Total China Marine Food Group Limited shareholders’ equity	129,751,644	113,995,429
Non-controlling interests	356,554	356,794
Total shareholders’ equity	130,108,198	114,352,223
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,891,178	$123,775,179

See accompanying notes to consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended December 31,
	2011	2010
REVENUE, NET
Processed seafood products	$58,967,200	$70,466,645
Marine catch	55,304,114	26,194,480
Algae-based beverage products	29,676,358	26,018,510
	143,947,672	122,679,635

COST OF REVENUE (inclusive of depreciation and amortization)
Processed seafood products	(41,411,881)	(46,140,571)
Marine catch	(53,057,915)	(23,730,303)
Algae-based beverage products	(17,753,909)	(15,348,486)
	(112,223,705)	(85,219,360)

GROSS PROFIT	31,723,967	37,460,275

OPERATING EXPENSES:
Depreciation and amortization	(2,714,603)	(2,522,058)
Sales and marketing	(14,045,894)	(6,359,641)
General and administrative	(2,576,019)	(3,230,177)
Stock-based compensation	(2,034,197)	-
TOTAL OPERATING EXPENSES	(21,370,713)	(12,111,876)

INCOME FROM OPERATIONS	10,353,254	25,348,399

OTHER INCOME (EXPENSES):
Subsidy income	14,719	82,168
Rental income	101,326	92,199
Interest income	154,515	111,955
Interest expense	(11,483)	(40,032)
INCOME BEFORE INCOME TAXES	10,612,331	25,594,689
INCOME TAX EXPENSE	(2,048,956)	(4,455,167)

NET INCOME	8,563,375	21,139,522

Less: net loss (income) attributable to non-controlling interests	240	(570)

NET INCOME ATTRIBUTABLE TO CHINA MARINE FOOD GROUP LIMITED	$8,563,615	$21,138,952

Other comprehensive income:
- Foreign currency translation gain	4,494,800	3,826,447

COMPREHENSIVE INCOME	$13,058,415	$24,965,399
Net income per share attributable to China Marine Food Group Limited
- Basic	$0.29	$0.75
- Diluted	$0.29	$0.73

Weighted average shares outstanding - Basic	29,514,744	28,301,949
- Diluted	29,514,744	28,971,080

See accompanying notes to consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,563,375	$21,139,522
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,014,783	2,793,954
Stock issued to an executive	-	143,100
Stock issued for service	51,800	109,725
Allowance for doubtful accounts	101,071	149,229
Loss on disposal of property, plant and equipment	22,045	-
Compensatory stock awards	2,646,000	-
Changes in operating assets and liabilities:
Accounts receivable	(20,214,210)	(29,845,706)
Inventories	1,106,636	(6,115,920)
Prepaid expenses and other current assets	(743,779)	46,013
Accounts payable, trade	(1,181,173)	2,879,436
Income tax payable	(363,226)	(80,913)
Accrued liabilities and other payables	(1,434,406)	2,524,310

Net cash used in operating activities	(8,431,084)	(6,257,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(36,717)	(233,121)
Cash paid to construction in progress	(10,968,232)	(13,409,068)
Addition to land use right	-	(69,778)
Net cash received from acquisition of a subsidiary	-	952,170

Net cash used in investing activities	(11,004,949)	(12,759,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) Advance from amount due to a shareholder	(211,428)	192,202
Advance to a non-controlling shareholder of a subsidiary	-	(145,999)
Proceeds from the registered direct offering, net of expenses	-	28,328,466
Proceeds from exercise of warrants	-	1,913,613
Proceeds from short-term borrowings	2,550,257	-
Repayment on short-term borrowings	-	(4,139,121)
Dividends paid	-	(1,313,080)

Net cash provided by financing activities	2,338,829	24,836,081

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,097,204)	5,819,034

Effect of exchange rate changes in cash and cash equivalents	2,127,346	2,594,506

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,556,772	7,143,232

CASH AND CASH EQUIVALENTS, END OF YEAR	$586,914	$15,556,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,412,182	$4,536,080
Cash paid for interest	$11,483	$40,032

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from prepayment to land use rights	$-	$2,274,323
Transfer from construction in progress to property, plant and equipment	$1,812,921	$-

ACQUISITION OF XIANGHE
Transfer from note receivable to paid for acquisition of Xianghe	$-	$26,399,696
Consideration paid by Xianghe on behalf of Mingxiang	$-	$1,400,304

See accompanying notes to consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	China Marine Food Group Limited shareholders’ equity
					Accumulated
			Additional		other		Non-	Total
	Common stock		paid-in	Statutory	comprehensive	Retained	controlling	shareholders’
	No. of shares	Amount	capital	reserve	income	earnings	interests	equity
Balance as of December 31, 2009	23,413,639	$23,414	$16,888,532	$5,614,517	$3,576,135	$33,745,608	$-	$59,848,206

Stock issued under the registered direct offering, net of expenses	4,792,388	4,792	28,323,674	-	-	-	-	28,328,466
Stock issued to an executive	30,000	30	143,070	-	-	-	-	143,100
Stock issued for service	17,500	17	109,708	-	-	-	-	109,725
Cashless exercise of warrants	266,427	267	(267)	-	-	-	-	-
Cash exercise of warrants	458,022	458	1,913,155	-	-	-	-	1,913,613
Net income for the year	-	-	-	-	-	21,138,952	570	21,139,522
Appropriation to statutory reserve	-	-	-	3,648,724	-	(3,648,724)	-	-
Distribution of dividend to a non-controlling shareholder	-	-	-	-	-	(1,313,080)	-	(1,313,080)
Share of non-controlling interests from business combination, net	-	-	-	-	-	-	356,224	356,224
Foreign currency translation adjustment	-	-	-	-	3,826,447	-	-	3,826,447
Balance as of December 31, 2010	28,977,976	$28,978	$47,377,872	$9,263,241	$7,402,582	$49,922,756	$356,794	$114,352,223

Compensatory stock awards	700,000	700	2,645,300	-	-	-	-	2,646,000
Stock issued for service	20,000	20	51,780	-	-	-	-	51,800
Net income / (loss) for the year	-	-	-	-	-	8,563,615	(240)	8,563,375
Appropriation to statutory reserve	-	-	-	432,936	-	(432,936)	-	-
Foreign currency translation adjustment	-	-	-	-	4,494,800	-	-	4,494,800
Balance as of December 31, 2011	29,697,976	$29,698	$50,074,952	$9,696,177	$11,897,382	$58,053,435	$356,554	$130,108,198

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

1.            ORGANIZATION AND BUSINESS BACKGROUND

China Marine Food Group Limited (“China Marine” or “the Company”), formerly known as New Paradigm Productions, Inc., was incorporated in the State of Nevada on October 1, 1999. The Company is headquartered and the principal operations are in Shishi City, Fujian Province, People Republic of China (“PRC”). The Company, through its subsidiaries, manufactures and distributes processed seafood products and algae-based beverage products. The Company also trades marine catch sporadically throughout the year based on opportunities. The Company’s customers are located in domestic provinces in the PRC and overseas markets. The Company is publicly traded on the AMEX under the symbol “CMFO” and can be found on the worldwide web at www.china-marine.cn.

Recapitalization and reorganization

On November 17, 2007, China Marine completed a stock exchange transaction with the shareholders of Ocean Technology (China) Company Limited (“Ocean Technology”), whereby 15,624,034 shares of the Company’s common stock were issued to the shareholders of Ocean Technology in exchange for 100% of their outstanding capital stock in Ocean Technology. As a result of the stock exchange, the former shareholders of Ocean Technology owned approximately 93.15% of the issued and outstanding shares of common stock of the Company.

Ocean Technology became a wholly-owned subsidiary of China Marine. The stock exchange transaction was accounted for as a reverse acquisition and recapitalization of China Marine whereby Ocean Technology is deemed to be the accounting acquirer (legal acquiree) and China Marine to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Ocean Technology, with the assets and liabilities, and revenues and expenses, of China Marine being included effective from the date of stock exchange transaction. China Marine is deemed to be a continuation of the business of Ocean Technology.

As of December 31, 2011, China Marine’s majority-owned subsidiaries were as follows

Business history of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Ocean Technology (China) Company Limited (“Ocean Technology”)	Hong Kong, a limited liability company	Investment holding in Hong Kong	10,000 issued shares of HK$1 each	100%

Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”)	The PRC, a limited liability company	Trading and distribution of marine products in the PRC and overseas	$33,000,000	100%

Shishi Huabao Mingxiang Foods Co., Ltd (“Mingxiang”)	The PRC, a limited liability company	Trading and distribution of marine products in the PRC and overseas; Sales and distribution of algae-based beverage products	RMB50,000,000	100%
Shishi Huabao Jixiang Water Products Co., Ltd (“Jixiang”)	The PRC, a limited liability company	Property holding	RMB4,500,000	100%

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”)	The PRC, a limited liability company	Sale and distribution of algae-based beverage products	RMB5,000,000	80%

Shishi Xianglin Trading Co., Ltd. (“Xianglin”)	The PRC, a limited liability company	Dormant	RMB800,000	100%

China Marine and its subsidiaries are hereinafter referred to as “the Company”.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●   Basis of consolidation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The audited consolidated financial statements include the financial statements of China Marine and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●   Non-controlling interest

Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of Accounting Standard Codification (“ASC”) 810, “Consolidation”, and are reported as a component of our equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, If any, will be reported at fair value with any gain or loss recognized in earnings.

Under ASC 810-10-45-21, losses attributable to the parent and the non-controlling interest in a subsidiary may exceed their interests in the subsidiary’s equity. The excess, and any further losses attributable to the parent and the non-controlling interest, shall be attributed to those interests. That is, the non-controlling interest shall continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

●   Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, valuation of equity instruments and allowance for doubtful accounts.

●   Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $538,132 and $14,364,156 as of December 31, 2011 and 2010, respectively, which amounts exclude Ocean Technology.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

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

●   Inventories

Inventories consist of frozen products from marine catch, processed seafood products, algae-based beverage products and materials used in the manufacture of the Company’s products. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include purchased cost of raw materials, direct labor and manufacturing overhead costs. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2011 and 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

●   Goodwill and intangible assets

Goodwill and intangible assets were the result of the acquisition of Xianghe. Goodwill represents the cost of the acquired algae-based drink business in excess of the fair value of identifiable tangible and intangible net assets purchased. Intangible assets include trademarks and algae-based beverage know-how and are recorded at cost less accumulated amortization and any recognized impairment loss. The algae-based beverage know-how is amortized over its estimated useful life of 10 years on a straight-line basis, which coincides with the timing provided from the PRC protection guidelines for our product. For the year ended December 31, 2011, the Company engaged an independent valuation expert to assist in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company has also adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350). With ASU No. 2011-08, an entity is given the option to make a qualitative evaluation of goodwill impairment to determine whether it should calculate the fair value of its reporting unit. The Company made its qualitative evaluation of its goodwill considering, among other things, the general macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. Based on this qualitative evaluation, the Company concluded that it was more likely than not that its goodwill was not impaired and it wasn’t required to calculate the fair value of its reporting unit as of December 31, 2011. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We performed our annual goodwill impairment during the fourth quarter of each calendar year.

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company engaged a third party valuation firm to review the Company’s algae-based intangible assets for impairment. The Company performed its annual impairment test for its intangible assets during the fourth quarter of each calendar year. The intangible assets balance related to the algae-based drink business reporting unit. The test involved the assessment of the fair market value of the Company’s intangible assets, using a form of the income approach known as the excess earnings method and concludes that a discount rate of 21.5% is considered appropriate for valuing the Company. The market and cost approaches were not applied due to the lack of information deemed to be reliably indicative of value using either approach. The result of the assessment of the Company’s intangible assets indicated that its fair values exceeded its carrying amounts.

In particular, the Company provided a forecasted discounted cash flows analysis for the reporting unit based on discrete fifteen-year financial forecasts developed by management for planning purposes. Cash flows beyond the fifteen-year discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the reporting unit and considered long-term earnings growth rates for publicly traded peer companies.

The key assumptions used in determining the fair value of the reporting unit are:

-	The financial projections were prepared by the Management with due care and consideration reflecting the reasonable estimate of future relevant events.

-	All information provided by the Management is true, accurate and complete.

-	There will be no major changes in the existing political, legal, fiscal and economic conditions in countries in which the Company will carry on its business.

-	There will be no major changes in the current taxation law in countries in which the Company operates.

-	Future exchange rates and interest rates will not differ materially from those prevailing market expectations.

-	The availability of finance will not be a constraint on the future growth of the Company’s operation.

-	The Company will retain and have competent management, key personnel, and technical staff to support its ongoing operation.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

-	Industry trends and market conditions for related industries will not deviate significantly from economic forecasts.

-	The forecasted average annual growth rate of revenue is 3% to 70% from 2012 to 2026. This reflects the following assumptions:

1)	Increased market penetration into six provinces;

2)	Increased demand in China for health related drinks; and

3)	A long term growth rate into perpetuity has been determined to be 3% with reference to the birth rate, market penetration and other related factors.

-	Cost of goods sold is forecasted to grow by 3% to 72% from 2012 to 2026.

-	The discount rate applied to the cash flows is based on the weighted average cost of capital (“WACC”) of the Company. WACC is the weighted average of the estimated rate of return required by equity and debt holders for an investment of this type. Our analysis concluded that a discount rate of 21.5% is considered appropriate for valuing the Company.

-	Publicly available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the excess earnings method.

Based upon the valuation report prepared by an independent valuation expert, it is concluded that the fair value of the intangible asset as of December 31, 2011, is reasonably stated by the amount of $21,173,433. During the years ended December 31, 2011 and 2010, we determined that there had been no impairment of intangible assets.

●   Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2011 and 2010.

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

The Company recognizes revenue from the sale of processed seafood products and algae-based beverage products upon receipt of the delivery confirmation provided by the distributor’s carrier and the title and risk of loss of the product has transferred to the distributor. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. The Company recognizes revenue from marine catch when title has transferred to the buyer. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2011 and 2010.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

The Company offers sales incentives to customers based on yearly sales targets. These are non-cash incentives and are solely used for promotional activities purposes. These amounts are accrued as sales and marketing expenses during the same month revenue is recognized.

Rental income from operating leases on real estate properties is recognized on a straight-line basis over the lease period.

●   Advertising costs

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expense of $3,234,492 and $1,069,402 for the years ended December 31, 2011 and 2010, respectively.

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

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	2011	2010
Year-end exchange rates RMB:US$1	6.3523	6.5918
Average yearly exchange rates RMB:US$1	6.4544	6.7788

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

●   Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended December 31, 2011, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products in the PRC.

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

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

●   Financial instruments

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, amount due to a shareholder, income tax payable and accrued liabilities and other payables are carried at cost which approximates fair value. The estimated fair value of short-term borrowing was $2.5 million and $nil million as of December 31, 2011 and 2010, respectively, based on current market prices or interest rates.

●   Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

During December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 results in changes to presentation and disclosure only and is not expected to have an impact on our consolidated results of operations and financial condition.

During September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in ASU 2011-08 are intended to reduce the cost and complexity associated with goodwill impairment tests required under the Accounting Standard Codification Topic 350 Intangibles – Goodwill and Other. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company elected to early adopt ASU 2011-08, which resulted in the elimination of the additional requirements under Topic 350.

During June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Effective December 31, 2011, the Company elected to early adopt ASU No. 2011-05. The Company's early adoption of this new guidance only resulted in a change in how the Company presents the components of comprehensive income, which is currently presented within the consolidated statements of operations and comprehensive (loss) income.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to our consolidated financial position or results of operations.

During January 2010, the FASB issued ASU No. 2010-6 to improve the disclosure and transparency of fair value measurements. These amendments clarify the level of disaggregation required, and the necessary disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. We adopted this ASU beginning January 1, 2011 and it did not have a significant impact on our consolidated financial position or results of operations.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

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

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

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

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

4.                   ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2011	2010

Account receivable, at cost	$68,988,621	$48,774,411
Less: allowance for doubtful accounts	(344,943)	(243,872)
Account receivable, net	$68,643,678	$48,530,539

As of December 31, 2011 and 2010, the allowance for doubtful accounts was $344,943 and $243,872, respectively.

Increase in accounts receivable was mainly due to the block sales of marine catch trading in the fourth quarter of 2011.

Changes in the allowance for doubtful accounts are as follows:

	December 31,
	2011	2010

Beginning balance	$243,872	$94,643
Provision for doubtful accounts	101,071	149,229
Amounts written off	-	-
Ending balance	$344,943	$243,872

5.            INVENTORIES

Inventories consisted of the following:

	December 31,
	2011	2010

Raw materials	$3,982,617	$282,075
Work-in-process	3,941,723	8,946,405
Finished goods	804,880	542,880
Packaging materials	157,014	221,510
Total	$8,886,234	$9,992,870

For the years ended December 31, 2011 and 2010, the Company recorded no allowance for slow-moving and obsolete inventories.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

6.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31,
	2011	2010

Buildings	$9,335,450	$6,867,388
Plant and machinery	3,992,725	3,631,616
Office equipments	127,048	103,099
Motor vehicles	713,327	787,685
	14,168,550	11,389,788
Less: accumulated depreciation	(2,969,306)	(2,588,521)
Property, plant and equipment, net	$11,199,244	$8,801,267

Depreciation expense for the years ended December 31, 2011 and 2010 were $447,174 and $349,234, respectively, which included $289,133 and $261,378 in cost of revenue.

Certain property, plant and equipment with original costs of $1,050,947 and $1,027,588 have become fully depreciated as of December 31, 2011 and 2010, respectively.

7.            LAND USE RIGHTS

Land use rights consisted of the following:

	December 31,
	2011	2010

Land use rights, at cost	$3,390,052	$3,266,881
Less: accumulated amortization	(366,483)	(275,422)
Land use rights, net	$3,023,569	$2,991,459

As of December 31, 2011 and 2010, certain land use rights with the net book value of $409,898 and $nil, respectively, were pledged as securities in connection with the outstanding short-term borrowings, as described in Note 7.

Amortization expense for the years ended December 31, 2011 and 2010 were $79,404 and $75,604, respectively, in which $11,047 and $10,518 were included in cost of revenue. Estimated aggregate future amortization expense for the succeeding 5 years and thereafter as of December 31, 2011 is as follows:

Years ending December 31,
2012	$79,404
2013	79,404
2014	79,404
2015	79,404
2016	79,404
Thereafter	2,626,549
Total	$3,023,569

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

8.              CONSTRUCTION IN PROGRESS

In 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of an additional floor at the existing staff quarter. Total construction costs are approximately $2.2 million. The construction was completed in the first quarter of 2011 and transferred to property, plant and equipment accordingly.

In 2010, Mingxiang entered into an agreement with an independent third party in relation to the construction of an algae extraction equipment line. Total equipment costs are approximately $0.2 million. The equipment was completed in the first quarter of 2011 and transferred to property, plant and equipment accordingly.

During 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was then entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction is expected to be completed in the first half of 2012. Total estimated construction costs are approximately $24.2 million. As of December 31, 2011, the Company recorded approximately $22.9 million as construction in progress.

9.              INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2011	2010

Intangible assets, at cost	$25,281,788	$24,363,224
Less: accumulated amortization	(5,056,568)	(2,436,631)
Intangible assets, net	$20,225,220	$21,926,593

Amortization expense for the years ended December 31, 2011 and 2010 were $2,488,205 and $2,369,116, respectively. Using the current exchange rate, the estimated annual amortization expense is $2,528,069 for each of the five succeeding years.

10.         SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang, obtained short-term bank loans in the aggregate amount of $2,550,257 and $nil as of December 31, 2011 and 2010, respectively, from the Agricultural Bank of China, a registered financial institution in the PRC. The weighted average effective interest rate per annum was 5.49% and 5.31% for 2011 and 2010, respectively, payable quarterly. Interest expenses for the years ended December 31, 2011 and 2010 were $11,483 and $40,032, respectively and none of the interest incurred was capitalized.

11.         AMOUNT DUE TO A STOCKHOLER

As of December 31, 2011 and 2010, the amounts of $50,361 and $261,789 represented temporary advances for working capital purposes from a major shareholder and CEO, Mr. Liu, which were unsecured, interest free and repayable on demand.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

12.         ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	December 31,
	2011	2010

Value-added tax payable	$948,107	$3,174,961
Accrued payroll and benefits	967,450	960,811
Accrued operating expenses	1,209,821	535,749
Accrued professional expenses	295,833	186,404
Other payables	3,077	769
	$3,424,288	$4,858,694

13.         SHAREHOLDERS’ EQUITY

(a)     Compensatory stock awards

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

Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.7 million, which will be recognized as compensation expense, using the straight-line method, over the service period of one year from April 1, 2011 to March 31, 2012.

For the year ended December 31, 2011, the recognized stock-based compensation expenses and related tax benefits were $2,034,197 and $305,130, respectively.

The unrecognized stock-based compensation expense as of December 31, 2011 is $611,803, and the remaining expected term for this expense to be recognized is 3 months.

(b) Issuance of common stock

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

(c) Distribution of dividends

The Company did not declare any dividends for the years ended December 31, 2011 and 2010.

As of December 31, 2011, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 shares and 29,697,976 shares, respectively.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

14.           NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

December 31, 2011

20% share of equity interest in Xianghe	$508,057
Less: advance to a non-controlling shareholder of a subsidiary	(151,503)
Net amount	$356,554

Advance to a non-controlling shareholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

15.         INCOME TAXES

For the years ended December 31, 2011 and 2010, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Year Ended December 31,
	2011	2010
Tax jurisdiction from:
– Local	$(4,021)	$(6,518)
– Foreign	10,616,352	25,601,207
Income before income taxes	$10,612,331	$25,594,689

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign	2,048,956	4,455,167

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$2,048,956	$4,455,167

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

As of December 31, 2011, China Marine incurred $21,865 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $7,543 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the periods ended December 31, 2011 and 2010, respectively. As of December 31, 2011, Ocean Technology incurred $694,371 of net operating loss carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $114,571 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the years ended December 31, 2011 and 2010. Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

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

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31,
	2011	2010

Income before income taxes from PRC subsidiaries	$10,762,969	$25,741,908
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	2,690,742	6,435,477

Tax effect on utilization of net operating losses carryforwards	-	-
Tax effect from Tax Holiday	(1,319,986)	(2,579,429)
Tax effect on net operating losses from PRC subsidiaries	2,081	430
Tax effect on non-taxable income	18,438	(4)
Tax effect on non-deductible expenses	657,681	598,693
Income taxes at effective rate	$2,048,956	$4,455,167

As of December 31, 2011, the PRC operation incurred $119,728 of net operating loss carryforwards available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $29,932 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards from
– Local	$7,543	$6,156
– Hong Kong	114,571	90,380
– PRC	29,932	28,235
	152,046	124,771
Less: valuation allowance	(152,046)	(124,771)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the net deferred assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets of $152,046 and $124,771 as of December 31, 2011 and 2010, respectively. During 2011, the valuation allowance increased by $27,275, primarily relating to net operating loss carryforwards.

Tax Holiday

Income before income tax expense was $10,612,331 and $25,594,689 for the years ended December 31, 2011 and 2010 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the years ended December 31, 2011 and 2010 was $2,048,956 and $4,455,167. The combined pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Year Ended December 31,
	2011	2010
Amount of tax holiday effect	$1,319,986	$2,579,429
Tax holiday effect on basic earnings per share	$0.04	$0.09
Tax holiday effect on diluted earnings per share	$0.04	$0.09

16.         CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC, Rixiang, Jixiang, Mingxiang and Xianghe are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $778,644 and $727,067 for the years ended December 31, 2011 and 2010, respectively.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

17.         EARNINGS PER SHARES

Reconciliation from basic earnings per share to diluted earnings per share:

	Year Ended December 31,
	2011	2010

Earnings for the years	$8,563,615	$21,138,952

Determination of shares:
Basic weighted average common shares outstanding	29,514,744	28,301,949
Assumed exercise of warrants	-	669,131

Diluted weighted average common shares outstanding	29,514,744	28,971,080

Basic earnings per share	$0.29	$0.75
Diluted earnings per share	$0.29	$0.73

18.         STATUTORY RESERVE

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

For the years ended December 31, 2011, and 2010, Rixiang contributed $5,967 and $267,589 to statutory reserve, respectively, whereas Mingxiang contributed $426,969 and $3,381,135. Jixiang, Xianghe and Xianglin made no appropriation to the statutory reserve since they did not generate after-tax net income during these periods.

19.           SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)           Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the years ended December 31, 2011 and 2010 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2011 and 2010.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	Processed seafood		Algae-based beverage
	products	Marine catch	products	Total

Revenue, net	$58,967,200	$55,304,114	$29,676,358	$143,947,672
Cost of revenue	(41,411,880)	(53,057,915)	(17,753,910)	(112,223,705)
Gross profit	$17,555,320	$2,246,199	$11,922,448	$31,723,967

Expenditure for long-lived assets	$11,004,949	$-	$-	$11,004,949

	Year Ended December 31, 2011
	Processed seafood		Algae-based beverage
	products	Marine catch	products	Total

Revenue, net	$70,466,645	$26,194,480	$26,018,510	$122,679,635
Cost of revenue	(46,140,571)	(23,730,303)	(15,348,486)	(85,219,360)
Gross profit	$24,326,074	$2,464,177	$10,670,024	$37,460,275

Expenditure for long-lived assets	$13,711,967	$-	$8,991	$13,720,958

Expenditure for long-lived assets incurred for the years ended December 31, 2011 and 2010 mainly relates to the construction of a cold storage facility which will be used for both processed seafood products and marine catch segments.

(b)           Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Year Ended December 31,
	2011
Revenue, net:
The PRC	$14 3,801,671	$122,205,967
Asia	146,001	473,668

Total revenue, net	$143,947,672	$122,679,635

All the Company’s long-lived assets are located in the PRC in both periods.

20.           CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

The following is a table summarizing the revenue from customers that individually represents greater than 10% of the total revenue for the years ended December 31, 2011 and 2010 and their outstanding balances as at year-end dates.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

	Year Ended December 31, 2011
Customer	Revenue	Percentage of total revenue	Accounts receivable, net

Customer A	$36,353,325	25%	$32,468,863

Total:	$36,353,325	25%	$32,468,863

	Year Ended December 31, 2010
Customer	Revenue	Percentage of total revenue	Accounts receivable, net

Customer B	$15,334,932	13%	$12,188,262

Total:	$15,334,932	13%	$12,188,262

(b) Major vendors

The following is a table summarizing the purchases of raw materials from vendor that individually represents more than 10% of the total purchases for the years ended December 31, 2011 and 2010 and their outstanding balances as at year-end dates.

	Year Ended December 31, 2011
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	$32,753,228	38%	$-
Vendor B	14,771,657	17%	-
Vendor C	12,291,558	14%	29,989
Vendor D	9,447,849	11%	16,800

Total:	$69,264,292	80%	$46,789

	Year Ended Decemb er 31, 2010
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor C	$13,682,806	21%	$89,885
Vendor D	12,622,622	19%	19,296
Vendor E	12,335,243	19%	-
Vendor B	8,864,852	13%	-
Vendor F	6,876,567	10%	-

Total:	$54,382,090	82%	$109,181

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

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

21.         COMMITMENTS AND CONTINGENCIES

(a)           Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals, expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the years ended December 31, 2011 and 2010 was $79,618 and $77,145, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Years ending December 31:
2012	$80,000
2013	80,000
2014	10,714

Total	$170,714

(b)Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was then entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction is expected to be completed by the first quarter end of 2012. Total estimated construction costs are approximately $24.2 million. As of December 31, 2011, the Company recorded approximately $22.9 million as construction in progress.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(c)       Guarantees

As of December 31, 2011, Mingxiang was contingently liable as guarantor with respect to the loan of $472,270 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $472,270 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $787,116 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January, 2009 through January, 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $787,116 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of December 31, 2011, the Company has not recorded any liabilities under these guarantees.

22.                SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2011 up through the date we issued the condensed consolidated financial statements. During this period, we did not have any material recognizable subsequent events.

ITEM 9.             Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 29, 2010, the Company engaged BDO China Dahua CPA Co., Ltd. (formerly known as BDO China Li Xin Da Hua CPA Co., Ltd.) (“BDO China”) as the Company’s new independent accountant. During the two most recent years ended December 31, 2009 and 2008, and any subsequent interim period through October 29, 2010, the Company did not consult with BDO China, the newly engaged accountant, regarding any matter described in Item 304(a)(2) of Regulation SK, including any issue related to the Company’s financial statements, subject of a disagreement, any reportable event or the type of audit opinion that might be rendered for the Company. The change of independent accountant was approved by the Audit Committee of the Board of Directors of the Company.

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

During the fiscal years ended December 31, 2010 and 2011, there were no disagreements between the Company and ZYCPA, the former independent accountant, on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

ITEM 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of Decmeber 31, 2011.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.             Other Information

None

PART III.

ITEM 10.             Directors and Executive Officers of the Registrant, and Corporate Governance

DIRECTORS AND OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position held

Pengfei LIU	56	CEO, Secretary and Director

Marco Hon Wai KU	38	Chief Financial Officer

Weipeng LIU	35	Director

Xiaochuan LI	67	Independent Director

Changhu XUE	47	Independent Director

Honkau WAN	38	Independent Director

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

On June 18, 2009, the Company established an Audit Committee of the Board with the responsibility for assisting the Board in fulfilling its oversight role regarding the Company’s financial reporting process, its system of internal control and its compliance with applicable laws, regulations and company policies. Honkau Wan, Xiaochuan Li, and Changhu Xue were elected to be members of the Audit Committee and shall serve the Committee until their successors are duly elected and qualified. On June 18, 2009, the Company also established a Governance Committee and a Compensation Committee, and elected Xiaochuan Li and Changhu Xue as members to each Committee.

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

The Governance Committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The Governance Committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The Company does not have procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

CODE OF ETHICS

We adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 on January 24, 2008. Our Standards of Business Conduct and Finance Code of Professional Conduct apply to our officers, directors and all employees. Our Standard of Business Conduct provides guidelines to employees to report any suspected or known violations of the Finance Code of Professional Conduct, the Standards of Business Conduct, or other China Marine policies. Under the Code of Ethics and Standards of Business Conduct, all employees will:

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

ITEM 11.            Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Xiaochuan Li and Changhu Xue, both independent directors. The Compensation Committee determines the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, such as China Green Agriculture, Inc., Zhongpin Inc., American Dairy, Inc., Converted Organics Inc. and Agfeed Industries Inc., and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the Board of Directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. Our cash incentive program takes into account multiple metrics, thus diversifying the risk associated with any single performance metric, and we believe it does not incentivize our executive officers to focus exclusively on short-term outcomes. Pursuant to their Service Agreements with the Company, Pengfei Liu and Weipeng Liu can receive a bonus based on the Company’s profitability before taxes (“PBT”). This is our first time to grant equity awards as incentive bonuses under our 2010 Stock Award Plan in April 2011. Our equity awards are subject to vesting to align the long-term interests of our executive officers with those of our stockholders.

On November 18, 2011, at the 2011 annual meeting of shareholders, our shareholders approved the non-binding advisory proposal regarding the Company's executive compensation and approved a proposal that the non-binding advisory shareholder vote on executive compensation to be held every three years.

Elements of Compensation

We provide our executive officers with a base salary, bonuses, and equity incentives to compensate them for services rendered during the year.

Base Salary

The 2010 base salary for Mr. Pengfei Liu, Mr. Marco Ku and Mr. Weipeng Liu is about $142,000, $142,000 and $44,000, respectively. The 2011 base salary for Mr. Pengfei Liu, Mr. Marco Ku and Mr. Weipeng Liu is about $149,000, $149,000 and $47,000, respectively. All such amounts were paid in cash. The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of our Board of Directors and/or our executive officers. The compensation paid to our each independent director Xiaochuan Li, Changhu Xue, and Honkau Wan for 2011 is $9,500, $9,500, and $7,700, respectively.

Bonuses

Incentive bonuses for Mr. Pengfei Liu and Mr. Weipeng Liu are based on a fixed formula as more fully described below under “Bonuses and Deferred Compensation” and are based upon our PBT, where “PBT” refers to the audited combined profit from our operations and before income tax and before any dividend distribution (excluding non-recurring exceptional items and extraordinary items) and before minority interests for the relevant financial year. Since the PBT for the year ended December 31, 2011 was less than the threshold of US$12,394,646, Mr. Pengfei Liu and Mr. Weipeng Liu were not eligible to receive any discretionary bonus for 2011 according to the calculation basis as detailed in the section “Bonuses and Deferred Compensation”.

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

Equity Incentives

In December 2010, the Board of Directors approved the 2010 Stock Award Plan (the "Plan") covering 2,800,000 shares. The shares underlying the Plan were subsequently registered pursuant to a form S-8 under the Securities Act. The Plan was approved by the Company’s shareholders at the 2011 annual meeting of shareholders.

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

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares, under the terms of the Plan to certain of its officers, directors and employees. These stock awards vested in full on the date of the grant but are subject to forfeiture in full if the grantee ceases to be employed by the Company for any reason within one year from the date of the grant, pursuant to stock award agreements between the Company and grantees dated April 1, 2011. The stock awards were approved by the Committee on March 31, 2011, on the basis that the Company seeks to align the long-term interests of the employees with those of shareholders and the long-term success of the Company. The Committee considered several factors, including the recognition that it had not previously authorized stock awards to employees or directors, the employees’ length of service to the Company and the Company's historical financial and operational performance.

The stock awards were granted to the following directors and officers; Mr. Pengfei Liu, Chief Executive Officer and Chairman of the Board, was granted 130,000 shares of common stock (2010: Nil); Mr. Weipeng Liu, a Director who is also our Facilities and Procurement Manager with responsibility for overseeing the construction, operation and maintenance of our equipment and production facilities, was granted 100,000 shares of common stock (2010: Nil); Mr. Hon Wai Ku, Chief Financial Officer of the Company, was granted 50,000 shares of common stock (2010: 30,000 shares). The balance of the shares issued were given to directors of sales and marketing for Mingxiang® foods and Hi-Power beverages,  production and quality control managers at both locations and certain employees.

In the future, we may adopt and establish more equity incentive plans pursuant to which awards may be granted if our Committee determines that it is in the best interests of our stockholders and the Company to do so.

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2011. As of December 31, 2011, none of our executive officers or directors owned any of our derivative securities.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Pengfei Liu, CEO	2010	142,000	264,000	-	-	-	-	-	406,000
	2011	149,000	-	491,400	-	-	-	-	640,400

Marco Hon Wai Ku, CFO	2010	142,000	-	143,100	-	-	-	-	285,100
	2011	149,000	-	189,000	-	-	-	-	338,000

Weipeng Liu, Director	2010	44,000	50,000	-	-	-	-	-	94,000
	2011	47,000	-	378,000	-	-	-	-	425,000

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

On November 17, 2007, we entered into separate service agreements (“Service Agreements”) with our executive directors, namely, Pengfei Liu and Weipeng Liu, on substantially similar terms. The Service Agreements were for initial three year terms, which were subsequently renewed through December 31, 2013. Each of the Service Agreements may be terminated if any of the executive directors commits a breach of his Service Agreement, such as being convicted of any offence involving fraud or dishonesty or being adjudicated bankrupt. There are no benefits payable to an executive director upon termination of his Service Agreement. The Service Agreement covers the terms of employment, such as salary and bonus.

We also have entered into a service agreement with Marco Hon Wai Ku who joined the Company as our chief financial officer in July 2007. The compensation and benefits for Mr. Ku is reviewed by the Compensation Committee on an annual basis. The service agreement may be terminated by either party giving not less than two months’ notice in writing to the other and may also be terminated if Mr. Ku commits a breach of the agreement, such as being convicted of any offence involving fraud or dishonesty or being adjudicated bankrupt. The service agreement covers the terms of employment, such as salary and bonus. Under the service agreement, Mr. Ku has also agreed not to enter into businesses that will compete with us for a period of six months after the termination of the service agreement.

Bonuses and Deferred Compensation

Pursuant to the Service Agreements, we will pay to each of Pengfei Liu and Weipeng Liu an incentive bonus based on our PBT.

The amount of incentive bonus that Pengfei Liu is expected to receive in each fiscal year will be determined as follows:

PBT	Rate of Incentive Bonus
Pengfei Liu
Where the PBT is between $ 12,394,646 and $ 15,493,307	0.75% of the PBT

Where the PBT is $ 15,493,307 or more but not more than $ 18,591,968	0.75% of the PBT for the first $ 15,493,307 of PBT; and 1.0% on the amount over $ 15,493,307

Where the PBT is $ 18,591,968 and above	0.75% of the PBT for the first $ 15,493,307 of PBT; 1.0% on the $ 3,098,661 after the first $ 15,493,307 of PBT; and 1.5% on the amount over $ 18,591,968

The amount of incentive bonus that Weipeng Liu is expected to receive in each fiscal year will be determined as follows:

PBT	Rate of Incentive Bonus
Weipeng Liu
Where the PBT is between $ 12,394,646 and $ 15,493,307	0.15% of the PBT

Where the PBT is above $ 15,493,307	0.15% of the PBT for the first $ 15,493,307 of PBT; and 0.25% on the amount over $ 15,493,307

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

Director Compensation

We also have entered into Independent Director Agreements (the “Agreements”) with Xiaochuan Li, Changhu Xue and Honkau Wan (“Director” or “Directors”). The Agreements shall terminate on the date of the Director’s removal or resignation with each 12-month period ending on the anniversary date of the Director’s appointment constituting a Service Year. Compensation for Xiaochuan Li and Changhu Xue is RMB 60,000 and Honkau Wan is HK $60,000 per Service Year, respectively. Further, the Company reimburses the Directors for expenses incurred in good faith in the performance of the Director’s duties for the Company.

The following table sets forth the total compensation paid to each independent Board member in 2011:

Director Compensation For 2011

	Fees Earned
	or paid		Stock
Name	in Cash		Awards	Total
Xiaochuan LI	$9,445	(1)	$0	$9,445
Changhu XUE	$9,445	(1)	$0	$9,445
Honkau WAN	$7,692	(2)	$0	$7,692
TOTAL				$26,582

(1)  This amount is based on the exchange rate as of December 31, 2011 of US$1 equal to RMB6.3523.

(2)  This amount is based on the exchange rate of US$1 equal to HK$7.80.

Except as disclosed herein, we have no other existing or proposed service agreement with any of our directors.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our Articles of Incorporation provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

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

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding beneficial ownership of  29,697,976 outstanding shares of common stock as of March 26, 2012 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Da Bao Industrial Zone, Shishi City, Fujian, China, 362700.

Title of Class	Name & Address of Beneficial Owner	Office, If Applicable	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock $0.001 par value	Pengfei Liu Dabao Industrial Zone, Shishi City, Fujian Province, China	CEO	12,182,037	(1)	41.0%

Common Stock $0.001 par value	Marco Hon Wai Ku Dabao Industrial Zone, Shishi City, Fujian Province, China	CFO	134,000	(1)	0.5%

Common Stock $0.001 par value	Weipeng Liu Dabao Industrial Zone, Shishi City, Fujian Province, China	Director	100,000	(1)	0.3%

Common Stock $0.001 par value	Jayhawk Private Equity Fund, LP (1) 5410 West 61st Place, Suite 100 Mission, KS 66205		1,497,275	(2)	5.0%

Common Stock $0.001 par value	TradeLink Securities, LLC 71 S. Wacker Dr Suite 1900 Chicago, IL 60606		1,991,281		6.7%

Common Stock $.001 par value	All officers and directors as a group		12,416,037		41.8%

(1)	Certain shares of common stock are subject to forfeiture if the owner ceases to be employed by the Company before the vesting date of April 1, 2012: Pengfei Liu - 130,000 shares, Weipeng Liu - 100,000 shares, and Marco Hon Wai Ku - 50,000 shares;

(2)	Jayhawk Private Equity GP, L.P. is the general partner of Jayhawk Private Equity Co-Invest Fund, L.P. Jayhawk Private Equity Co-Invest Fund, L.P. that directly and indirectly owns the shares identified by this footnote in Table.

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

Details of the material interested person transactions for the fiscal year ended December 31, 2011 are set forth below:

Year of Transaction	Acquirer	Acquiree	Nature/Amount of Property Acquired or to be Acquired	Terms of Transaction

2011	Ocean Technology	Pengfei Liu, CEO and Controlling Shareholder	$50,361 advance	Advance was unsecured, repayable on demand and interest-free.

As of December 31, 2011, Mingxiang was contingently liable as guarantor with respect to the loan of $472,270 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $472,270 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $787,116 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January, 2009 through January, 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $787,116 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of December 31, 2011, the Company has not recorded any liabilities under these guarantees.

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

ITEM 14.            Principal Accountant Fees and Services

The following is a summary of the fees billed to us by BDO China Dahua CPA Co., Ltd. (formerly known as BDO China Li Xin Da Hua CPA Co., Ltd.) for the fiscal years ended December 31, 2011 and 2010.

Services (US$’000)	2011	2010

Audit Fees	$234	$280

Tax Fees	4	7

All Other Fees	-	-

TOTAL	$238	$287

In the above table, in accordance with the SEC’s definitions and rules, audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

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

(b) Exhibits

2.1	Share Exchange Agreement, dated November 17, 2007 by and among the Registrant, Ocean Technology and its stockholders. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 2.1)

3.1	Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada, as amended to date. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.1)

3.2	Amended and Restated Bylaws of the Registrant. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.2)

4.1	Form of Registration Rights Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.1)

4.2	Form of Common Stock Purchase Warrant issued to Investors dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.2)

4.3	Form of Common Stock Purchase Warrant issued to Sterne Agee & Leach, Inc. and its designee. (Filed with the Commission on Form 8-K/A dated November 30, 2007 as Exhibit 4.3)

4.4	Form of Common Stock Purchase Warrant issued to Yorkshire Capital Limited and its designee. (Filed with the Commission on Form 8-K/Adated November 30, 2007 as Exhibit 4.4)
4.5	China Marine Food Group Limited 2010 Stock Award Plan. (Filed with the Commission on Form S-8 dated December 14, 2010 as Exhibit 4.1)
4.6	Form of Stock Award Agreement dated April 1, 2011 (filed with the Commission on Form 8-K dated April 5, 2011).

10.1	Form of Securities Purchase Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K/A on November 30, 2007 as Exhibit 10.1)

10.2	Closing Escrow Agreement dated November 17, 2007, by and among the Registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner, LLP. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.3)

10.3	Employment Contract dated November 17, 2007, between the Registrant and Pengfei Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.5)

10.4	Employment Contract dated November 17, 2007, between the Registrant and Shaobin Yang. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.7)

10.5	Employment Contract dated November 17, 2007, between the Registrant and Weipeng Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.6)

10.6	Employment Contract dated July 26, 2007, between Ocean Technology and Marco Hon Wai Ku. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.8)

10.7	Consulting Agreement dated January 1, 2007 between Yorkshire Capital Ltd. and Ocean Technology (China) Company Limited (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.9)

10.8	Common Stock Purchase Agreement dated September 13, 2007, by and between New Paradigm Productions, Inc. and Halter Financial Investments, L.P. (Filed with the Commission on Form 8-K dated September 14, 2007 as Exhibit 10.1)

10.9	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated October 26, 2006. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.10	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated April 18, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.11	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated April 29, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.12	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated June 3, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.13	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated June 13, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.14	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated July 2, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.15	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated August 21, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.16	Make Good Escrow Agreement dated November 17, 2007, by and among the Registrant, Sterne Agee & Leach, Inc., Mr. Pengfei Liu, and Interwest Transfer Company, Inc. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.2)

10.17	Lock-up Agreement dated November 17, 2007, by and among the Registrant and Mr. Pengfei Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.4)

10.18	Investor Relations Consulting Agreement, by and between the Registrant and Hayden Communications International, Inc. dated February 20, 2008. (Filed with the Commission on Form 8-K dated March 21, 2008 as Exhibit 10.1)

10.19	Employment Supplementary Agreement between Ocean Technology (China) Company Limited, and Marco Hon Wai Ku dated July 26, 2009

10.20	Executed Auction Confirmation Letter dated November 6, 2009 by Shishi Huabao Mingxiang Foods Co., Ltd and Fujian Jiafu Auction Firm Limited Liability Company. (Filed with the Commission on Form 8-K dated November 12, 2009)

10.21	Credit or Share Purchase Option Agreement amongst Shishi Huabao Mingxiang Food Co., Ltd., Qiu Shang Jing and Shishi Xianghe Food Science and Technology Co., Ltd. November 27, 2009. (Filed with the Commission on Form 8-K dated December 2, 2009).

10.22	Share Purchase Agreement dated January 1, 2010 amongst Shishi Huabao Mingxiang Foods Co., Ltd. Qiu Shang Jing and Shishi Xianghe Food Science and Technology Co., Ltd. (Filed with the Commission on Form 8-K dated January 5, 2010).

10.23	Form of Securities Purchase Agreement between the Company and each Purchaser dated as of January 20, 2010 (Filed with the Commission on Form 8-K dated January 20, 2010).

10.24	Form of Escrow Agreement between the Company, Global Hunter Securities LLC, Brean Murray, Carret & Co. LLC, Sichenzia Ross Friedman Ference LLP and certain purchasers dated as of January 20, 2010. (Filed with the Commission on Form 8-K dated January 20, 2010).

10.25	Placement Agent Agreement between the Company, Global Hunter Securities and Brean Murray, Carret & Co., LLC dated as of January 15, 2010. (Filed with the Commission on Form 8-K dated January 20, 2010).

10.26	Independent Director Agreement with Xiaochuan Li dated October 1, 2008 (filed with the Commission on Form 8-K dated October 30, 2008).

10.27	Independent Director Agreement with Changhu Xue dated October 1, 2008 (filed with the Commission on Form 8-K dated October 30, 2008).
10.28	Independent Director Agreement with Honkau Wan dated October 1, 2008 (filed with the Commission on Form 8-K dated October 30, 2008).
10.29	Letter of Consent between the Company and Pengfei Liu dated as of January 1, 2011 (filed herewith)
10.30	Letter of Consent between the Company and Weipeng Liu dated as of January 1, 2011 (filed herewith)
14.1	Business Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.1 and Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.2	Financial Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.2 and Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.3	Amendments to the By-Laws (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.03)

14.4	Charter for the Audit Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.5	Charter for the Corporate Governance and Nominating Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.6	Charter for the Compensation Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.3)

16.1	Letter from ZYCPA (Filed with the Commission on Form 8-K dated October 29, 2010 as Exhibit 16.1)

16.2	Letter from Coddovano and Honeck LLP (Filed with the Commission on Form 8-K dated January 27, 2009 as Exhibit 16.1)

21.1	Subsidiaries List (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 21)

24.1	Power of Attorney (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 24))

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Pengfei Liu, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Marco Hon Wai Ku , Chief Financial Officer (filed herewith)

99.1	Press release dated January 20, 2010 by the Company (Filed with the Commission on Form 8-K dated January 20, 2010).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: March 27, 2012	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: March 27, 2012	(Principal financial officer and principal accounting officer)

