Form 10-K/A
period 2011-12-31
CHINA MARINE FOOD GROUP LTD
filed 2012-03-28
CIK 1099977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☐           Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47,125,093 based on the June 30, 2011 closing sale price of $2.73 as reported on the NYSE AMEX.

As of March 26, 2012, there were 29,697,976 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment on Form 10-K/A amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012. We are filing this Amendment solely to (1) revise the disclosure on the cover page of the aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2011 from $88,856,175 to $47,125,093 and (2) add “Item 4. Mine Safety Disclosure: Not applicable” on page 43. Except for these changes, no other changes have been made to the Original Annual Report, including the financial statements.

China Marine Food Group Limited

FORM 10-K/A

(Amendment No. 1)

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

ITEM 4	Mine Safety Disclosure

Not applicable.

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

(b) Exhibits

2.1	Share Exchange Agreement, dated November 17, 2007 by and among the Registrant, Ocean Technology and its stockholders. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 2.1)

3.1	Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada, as amended to date. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.1)

3.2	Amended and Restated Bylaws of the Registrant. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.2)

4.1	Form of Registration Rights Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.1)

4.2	Form of Common Stock Purchase Warrant issued to Investors dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.2)

4.3	Form of Common Stock Purchase Warrant issued to Sterne Agee & Leach, Inc. and its designee. (Filed with the Commission on Form 8-K/A dated November 30, 2007 as Exhibit 4.3)

4.4	Form of Common Stock Purchase Warrant issued to Yorkshire Capital Limited and its designee. (Filed with the Commission on Form 8-K/Adated November 30, 2007 as Exhibit 4.4)
4.5	China Marine Food Group Limited 2010 Stock Award Plan. (Filed with the Commission on Form S-8 dated December 14, 2010 as Exhibit 4.1)
4.6	Form of Stock Award Agreement dated April 1, 2011 (filed with the Commission on Form 8-K dated April 5, 2011).

10.1	Form of Securities Purchase Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K/A on November 30, 2007 as Exhibit 10.1)

10.2	Closing Escrow Agreement dated November 17, 2007, by and among the Registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner, LLP. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.3)

10.3	Employment Contract dated November 17, 2007, between the Registrant and Pengfei Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.5)

10.4	Employment Contract dated November 17, 2007, between the Registrant and Shaobin Yang. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.7)

10.5	Employment Contract dated November 17, 2007, between the Registrant and Weipeng Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.6)

10.6	Employment Contract dated July 26, 2007, between Ocean Technology and Marco Hon Wai Ku. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.8)

10.7	Consulting Agreement dated January 1, 2007 between Yorkshire Capital Ltd. and Ocean Technology (China) Company Limited (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.9)

10.8	Common Stock Purchase Agreement dated September 13, 2007, by and between New Paradigm Productions, Inc. and Halter Financial Investments, L.P. (Filed with the Commission on Form 8-K dated September 14, 2007 as Exhibit 10.1)

10.9	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated October 26, 2006. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.10	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated April 18, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.11	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated April 29, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.12	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated June 3, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.13	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated June 13, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.14	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated July 2, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.15	Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated August 21, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.16	Make Good Escrow Agreement dated November 17, 2007, by and among the Registrant, Sterne Agee & Leach, Inc., Mr. Pengfei Liu, and Interwest Transfer Company, Inc. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.2)

10.17	Lock-up Agreement dated November 17, 2007, by and among the Registrant and Mr. Pengfei Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.4)

10.18	Investor Relations Consulting Agreement, by and between the Registrant and Hayden Communications International, Inc. dated February 20, 2008. (Filed with the Commission on Form 8-K dated March 21, 2008 as Exhibit 10.1)

10.19	Employment Supplementary Agreement between Ocean Technology (China) Company Limited, and Marco Hon Wai Ku dated July 26, 2009

10.20	Executed Auction Confirmation Letter dated November 6, 2009 by Shishi Huabao Mingxiang Foods Co., Ltd and Fujian Jiafu Auction Firm Limited Liability Company. (Filed with the Commission on Form 8-K dated November 12, 2009)

10.21	Credit or Share Purchase Option Agreement amongst Shishi Huabao Mingxiang Food Co., Ltd., Qiu Shang Jing and Shishi Xianghe Food Science and Technology Co., Ltd. November 27, 2009. (Filed with the Commission on Form 8-K dated December 2, 2009).

10.22	Share Purchase Agreement dated January 1, 2010 amongst Shishi Huabao Mingxiang Foods Co., Ltd. Qiu Shang Jing and Shishi Xianghe Food Science and Technology Co., Ltd. (Filed with the Commission on Form 8-K dated January 5, 2010).

10.23	Form of Securities Purchase Agreement between the Company and each Purchaser dated as of January 20, 2010 (Filed with the Commission on Form 8-K dated January 20, 2010).

10.24	Form of Escrow Agreement between the Company, Global Hunter Securities LLC, Brean Murray, Carret & Co. LLC, Sichenzia Ross Friedman Ference LLP and certain purchasers dated as of January 20, 2010. (Filed with the Commission on Form 8-K dated January 20, 2010).

10.25	Placement Agent Agreement between the Company, Global Hunter Securities and Brean Murray, Carret & Co., LLC dated as of January 15, 2010. (Filed with the Commission on Form 8-K dated January 20, 2010).

10.26	Independent Director Agreement with Xiaochuan Li dated October 1, 2008 (Filed with the Commission on Form 8-K dated October 30, 2008).

10.27	Independent Director Agreement with Changhu Xue dated October 1, 2008 (Filed with the Commission on Form 8-K dated October 30, 2008).
10.28	Independent Director Agreement with Honkau Wan dated October 1, 2008 (Filed with the Commission on Form 8-K dated October 30, 2008).
10.29	Letter of Consent between the Company and Pengfei Liu dated as of January 1, 2011 (Filed with the Commission on Form 10-K dated March 27, 2012)
10.30	Letter of Consent between the Company and Weipeng Liu dated as of January 1, 2011 (Filed with the Commission on Form 10-K dated March 27, 2012)
14.1	Business Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.1 and Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.2	Financial Code of Conduct (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.2 and Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.3	Amendments to the By-Laws (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.03)

14.4	Charter for the Audit Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.5	Charter for the Corporate Governance and Nominating Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.6	Charter for the Compensation Committee (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.3)

16.1	Letter from ZYCPA (Filed with the Commission on Form 8-K dated October 29, 2010 as Exhibit 16.1)

16.2	Letter from Coddovano and Honeck LLP (Filed with the Commission on Form 8-K dated January 27, 2009 as Exhibit 16.1)

21.1	Subsidiaries List (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 21)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Pengfei Liu, Chief Executive Officer (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Marco Hon Wai Ku , Chief Financial Office (Filed herewith)

99.1	Press release dated January 20, 2010 by the Company (Filed with the Commission on Form 8-K dated January 20, 2010).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/ Pengfei Liu
Dated: March 27, 2012	Pengfei Liu, Chief Executive Officer, Secretary & Director
(Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: March 27, 2012	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer and principal accounting officer)

/s/ Weipeng Liu
Dated: March 27, 2012	Weipeng Liu, Director

/s/ Xiaochuan Li
Dated: March 27, 2012	Xiaochuan Li, Independent Director

/s/ Changhu Xue
Dated: March 27, 2012	Changhu Xue, Independent Director

/s/ Honkau Wan
Dated: March 27, 2012	Honkau Wan, Independent Director

