Form 10-Q
period 2012-03-31
CHINA MARINE FOOD GROUP LTD
filed 2012-05-10
CIK 1099977

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: May 7, 2012, Common Stock: 29,697,976.

CHINA MARINE FOOD GROUP LIMITED.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2012

INDEX

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3-21

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22-33

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4:	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	35

Item 1A:	Risk Factors	35-36

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3:	Defaults Upon Senior Securities	36

Item 4:	Mine Safety Disclosures	36

Item 5:	Other Information	36

Item 6:	Exhibits	36

	Signatures	37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2012 and Audited Condensed Consolidated Balance Sheet as of December 31, 2011	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	6

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2012	7

Notes to Unaudited Condensed Consolidated Financial Statements as of March 31, 2012	8 - 21

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,456,053	$586,914
Accounts receivable, net	9,630,543	68,643,678
Inventories	43,636,916	8,886,234
Prepaid expenses and other current assets	4,795,203	849,419

Total current assets	75,518,715	78,966,245

Property, plant and equipment, net	11,163,964	11,199,244
Land use rights, net	3,022,479	3,023,569
Construction in progress	23,659,993	22,923,143
Intangible assets, net	19,717,674	20,225,220
Goodwill	2,569,980	2,553,757

TOTAL ASSETS	$135,652,805	$138,891,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,566,459	$2,550,257
Accounts payable, trade	1,732,329	2,583,549
Amount due to a shareholder	49,136	50,361
Income tax payable	764	174,525
Accrued liabilities and other payables	2,409,761	3,424,288

Total current liabilities	6,758,449	8,782,980

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,697,976 shares issued and outstanding as of March 31, 2012 and December 31, 2011	29,698	29,698
Additional paid-in capital	50,074,952	50,074,952
Statutory reserve	9,696,177	9,696,177
Accumulated other comprehensive income	12,727,975	11,897,382
Retained earnings	56,009,046	58,053,435
Total China Marine Food Group Limited shareholders’ equity	128,537,848	129,751,644
Non-controlling interests	356,508	356,554
Total shareholders’ equity	128,894,356	130,108,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,652,805	$138,891,178

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
REVENUE, NET
Processed seafood products	$9,903,103	$19,868,771
Marine catch	-	75,976
Algae-based beverage products	5,180,826	6,711,817
	15,083,929	26,656,564

COST OF REVENUE (inclusive of depreciation and amortization)
Processed seafood products	(7,270,735)	(13,123,646)
Marine catch	-	(47,350)
Algae-based beverage products	(3,214,251)	(3,873,104)
	(10,484,986)	(17,044,100)

GROSS PROFIT	4,598,943	9,612,464

OPERATING EXPENSES:
Depreciation and amortization	(696,070)	(663,287)
Sales and marketing	(4,581,249)	(1,586,120)
General and administrative	(538,141)	(660,632)
Stock-based compensation	(667,246)	-

TOTAL OPERATING EXPENSES	(6,482,706)	(2,910,039)

(LOSS) INCOME FROM OPERATIONS	(1,883,763)	6,702,425

OTHER INCOME (EXPENSES):
Rental income	49,305	23,968
Interest income	33,049	21,164
Interest expense	(35,306)	-

(LOSS) INCOME BEFORE INCOME TAXES	(1,836,715)	6,747,557

INCOME TAX EXPENSE	(207,720)	(1,129,801)

NET (LOSS) INCOME	(2,044,435)	5,617,756

Less: net loss attributable to non-controlling interests	46	44

NET (LOSS) INCOME ATTRIBUTABLE TO CHINA MARINE FOOD GROUP LIMITED	$(2,044,389)	$5,617,800

Other comprehensive income:
- Foreign currency translation gain	830,593	738,499

COMPREHENSIVE (LOSS) INCOME	$(1,213,796)	$6,356,299

Net (loss) income per share attributable to China Marine Food Group Limited
- Basic	$(0.07)	$0.19
- Diluted	$(0.07)	$0.19

Weighted average shares outstanding
- Basic	29,697,976	28,977,976
- Diluted	29,697,976	28,977,976

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,044,435)	$5,617,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	771,392	735,764
Reversal of doubtful accounts	(296,548)	(161,701)
Compensatory stock awards
Changes in operating assets and liabilities:
Accounts receivable	59,309,683	32,340,093
Inventories	(34,750,682)	(11,036,477)
Prepaid expenses and other current assets	(3,945,784)	(1,296,252)
Accounts payable, trade	(851,220)	(1,190,736)
Income tax payable	(173,761)	(379,326)
Accrued liabilities and other payables	(1,014,527)	(3,162,080)

Net cash provided by operating activities	17,004,118	21,467,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,868)	(14,316)
Cash paid to construction in progress	(592,595)	(1,734,258)

Net cash used in investing activities	(599,463)	(1,748,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) Advance from amount due to a shareholder	(1,225)	5,846

Net cash (used in) provided by financing activities	(1,225)	5,846

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,403,430	19,724,313

Effect of exchange rate changes in cash and cash equivalents	465,709	(78,890)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	586,914	15,556,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,456,053	$35,202,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$381,481	$1,509,127
Cash paid for interest	$35,306	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from construction in progress to property, plant and equipment	$-	$1,807,283

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	China Marine Food Group Limited shareholders’ equity
	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Non- controlling	Total shareholders’
	No. of shares	Amount	capital	reserve	income	earnings	interests	equity

Balance as of December 31, 2011	29,697,976	$29,698	$50,074,952	$9,696,177	$11,897,382	$58,053,435	$356,554	$130,108,198

Net loss for the period	-	-	-	-	-	(2,044,389)	(46)	(2,044,435)
Foreign currency translation adjustment	-	-	-	-	830,593	-	-	830,593

Balance as of March 31, 2012	29,697,976	$29,698	$50,074,952	$9,696,177	$12,727,975	$56,009,046	$356,508	$128,894,356

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on the Form 10-K/A for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements.

NOTE - 2            ORGANIZATION AND BUSINESS BACKGROUND

China Marine Food Group Limited (“China Marine” or the “Company”), formerly known as New Paradigm Productions, Inc., was incorporated in the State of Nevada on October 1, 1999. The Company is headquartered and the principal operations are in Shishi City, Fujian Province, People Republic of China (“PRC”). The Company, through its subsidiaries, manufactures and distributes processed seafood products and algae-based beverage products. The Company also trades marine catch sporadically throughout the year based on opportunities. The Company’s customers are located in domestic provinces in the PRC and overseas markets. The Company is publicly traded on the AMEX under the symbol “CMFO” and can be found on the worldwide web at www.china-marine.cn.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $17,455,733 and $538,132 as of March 31, 2012 and December 31, 2011, respectively, which amounts exclude Ocean Technology.

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

As of March 31, 2012 and December 31, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended March 31, 2012 and 2011 were $113,541 and $105,313, respectively, which included $72,492 and $69,765 in cost of revenue.

Certain property, plant and equipment with original costs of $1,245,435 have become fully depreciated as of March 31, 2012.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company early adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) during the year ended December 31, 2011. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company did not experience any such events or circumstances during the three months ended March 31, 2012. The Company will perform the annual goodwill impairment test during the fourth quarter of each calendar year.

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performed its annual impairment test for its intangible assets during the fourth quarter of the year ended December 31, 2011 and received the results from an independent valuation expert in the first quarter of 2012. The intangible asset balance relates to the algae-based drink business reporting unit. The result of the assessment of the Company’s intangible assets indicated that its fair values exceeded its carrying amounts. The valuation report prepared by an independent valuation expert concluded that the fair value of the intangible asset as of December 31, 2011 is reasonably stated by the amount of $21,173,433 and we determined that there had been no impairment of intangible assets. During the three months ended March 31, 2012, no events or circumstances occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Given the Company’s sales of algae-based beverage products for the three months ended March 31, 2012 were lower-than-expected comparing to the forecasts on an annualized basis, the Company may require to perform a full impairment analysis and record impairment charges in future quarters which could have a material adverse effect on its reported results if the algae-based beverage business performance continues to underperform due to adverse economic conditions or the occurrence of any unexpected events or circumstances.

Amortization expense for the three months ended March 31, 2012 and 2011 were $637,507 and $610,954, respectively. Using the current exchange rate, the estimated annual amortization expense is $2,544,130 for each of the five succeeding years.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2012 and December 31, 2011.

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

The Company recognizes revenue from the sale of processed seafood products and algae-based beverage products upon receipt of the delivery confirmation provided by the distributor’s carrier and the title and risk of loss of the product has transferred to the distributor. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. The Company recognizes revenue from marine catch when title has transferred to the buyer. The Company experienced no material product returns and recorded no reserve for sales returns for the period ended March 31, 2012 and December 31, 2011.

The Company offers sales incentives to customers based on yearly sales targets. These are non-cash incentives and are solely used for promotional activities purposes. These amounts of $81,052 are accrued as sales and marketing expenses as of March 31, 2012 during the same month revenue is recognized.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the period ended March 31, 2012 and December 31, 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012 and December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31
	2012	2011
Period-end exchange rates RMB:US$1	6.3122	6.5501
Average exchange rates RMB:US$1 for three months period ended	6.2976	6.5713

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

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

●	Fair value measurement

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The Company’s financial items are classified within Level 1 of the fair value hierarchy. The carrying amount of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, short-term borrowings, accounts payable, amount due to a shareholder, income tax payable and accrued liabilities and other payables are reasonable estimates of their fair value because of the short term nature of these items.

The Company does not have any assets or liabilities that are measured on a recurring basis at fair value. The following table sets forth the Company's assets measured at fair value on a non-recurring basis and where they are classified within the hierarchy as of March 31, 2012:

	Total	Level 1	Level 2	Level 3
Property, plant and equipment, net	11,163,964	-	11,163,964	-
Land use rights, net	3,022,479	-	3,022,479	-
Construction in progress	23,659,993	-	23,659,993	-
Intangible assets, net	19,717,674	-	-	19,717,674
Goodwill	2,569,980	-	-	2,569,980

The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements. Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates. For Level 3 measurements, significant increases or decreases in either of those inputs in isolation could result in a significantly lower or higher fair value measurement. In general, a change in the long-term growth rate of our algae drink business could negatively affect the fair value of our goodwill and intangible assets.

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

During September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in ASU 2011-08 are intended to reduce the cost and complexity associated with goodwill impairment tests required under the Accounting Standard Codification Topic 350 Intangibles – Goodwill and Other. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted ASU 2011-08, which may result in the elimination of the additional requirements under Topic 350 during the annual impairment analysis performed during the fourth quarter of each fiscal year.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

During June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company has adopted ASU No. 2011-05, which resulted in the components of comprehensive income to be presented within the consolidated statements of operations and comprehensive income (loss).

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have an impact to our consolidated financial position or results of operations.

NOTE - 4            ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2012	December 31, 2011

Account receivable, at cost	$9,678,938	$68,988,621
Less: allowance for doubtful accounts	(48,395)	(344,943)
Account receivable, net	$9,630,543	$68,643,678

Changes in the allowance for doubtful accounts are as follows:

	March 31, 2012	December 31, 2011

Beginning balance	$344,943	$243,872
(Reversal of) Provision for doubtful accounts	(296,548)	101,071
Amounts written off	-	-
Ending balance	$48,395	$344,943

NOTE - 5           INVENTORIES

Inventories consisted of the following:

	March 31, 2012	December 31, 2011

Raw materials	$41,226,453	$3,982,617
Work-in-process	2,165,440	3,941,723
Finished goods	126,199	804,880
Packaging materials	118,824	157,014
Total	$43,636,916	$8,886,234

For the period ended March 31, 2012 and December 31, 2011, the Company recorded no allowance for slow-moving and obsolete inventories.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE - 6            CONSTRUCTION IN PROGRESS

During 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was then entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. Construction is expected to be completed by the second quarter of 2012. Total estimated construction costs are approximately $24.5 million. As of March 31, 2012, the Company recorded approximately $23.7 million as construction in progress.

NOTE - 7           SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang, obtained short-term bank loans in the aggregate amount of $2,566,459 and $2,550,257 as of March 12, 2012 and December 31, 2011, respectively, from the Agricultural Bank of China, a registered financial institution in the PRC. The short-term loans are due on May 20, 2012. The weighted average effective interest rate per annum was 5.49% for the period ended March 31, 2012 and December 31, 2011, respectively, payable quarterly. Interest expenses for the three months ended March 31, 2012 and 2011 were $35,306 and $nil, respectively and none of the interest incurred was capitalized.

NOTE - 8            AMOUNT DUE TO A STOCKHOLER

As of March 31, 2012 and December 31, 2011, the amounts of $49,136 and $50,361 represented temporary advances for working capital purposes from a major shareholder and CEO, Mr. Liu, which were unsecured, interest free and repayable on demand.

NOTE - 9           NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

March 31, 2012

20% share of equity interest in Xianghe	$508,974
Less: advance to a non-controlling shareholder of a subsidiary	(152,466)

Net amount	$356,508

Advance to a non-controlling shareholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

NOTE - 10          INCOME TAXES

For the period ended March 31, 2012 and 2011, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Three Months Ended March 31,
	2012	2011
Tax jurisdiction from:
– Local	$-	$-
– Foreign	(1,836,715)	6,747,557

(Loss) income before income taxes	$(1,836,715)	$6,747,557

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2012	2011
Current:
– Local	$-	$-
– Foreign	207,720	1,129,801

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$207,720	$1,129,801

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

China Marine is registered in the State of Nevada and is subject to United States tax law.

As of March 31, 2012, China Marine incurred $21,865 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $7,543 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended March 31, 2012 and 2011, respectively. As of March 31, 2012, Ocean Technology incurred $731,653 of net operating loss carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $120,723 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended March 31, 2012 and 2011. Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the period ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011

(Loss) income before income taxes from PRC subsidiaries	$(1,799,432)	$6,782,682
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	(449,858)	1,695,670

Tax effect on utilization of net operating losses carryforwards	-	-
Tax effect from Tax Holiday	114,101	(731,855)
Tax effect on net operating losses from PRC subsidiaries	411,816	451
Tax effect on non-taxable income	4,868	(36,910)
Tax effect on non-deductible expenses	126,793	202,445

Income taxes at effective rate	$207,720	$1,129,801

As of March 31, 2012, the PRC operation incurred $121,720 of net operating loss carryforwards available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $30,430 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

Tax Holiday

(Loss) income before income tax expense was ($1,836,715) and $6,747,557 for the period ended March 31, 2012 and 2011 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the period ended March 31, 2012 and 2011 was $207,720 and $1,129,801. The combined pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Three Months Ended March 31,
	2012	2011
Amount of tax holiday effect	$(114,101)	$731,855
Tax holiday effect on basic (losses) earnings per share	$(0.004)	$0.025
Tax holiday effect on diluted (losses) earnings per share	$(0.004)	$0.025

NOTE - 11           SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended March 31, 2012 and 2011 which are processed seafood products, marine catch and algae-based beverage products.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended March 31, 2012 and 2011.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$9,903,103	$-	$5,180,826	$15,083,929
Cost of revenue	(7,270,735)	-	(3,214,251)	(10,484,986)

Gross profit	$2,632,368	$-	$1,966,575	$4,598,943

Expenditure for long-lived assets	$599,463	$-	$-	$599,463

	Three Months Ended March 31, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$19,868,771	$75,976	$6,711,817	$26,656,564
Cost of revenue	(13,123,646)	(47,350)	(3,873,104)	(17,044,100)

Gross profit	$6,745,125	$28,626	$2,838,713	$9,612,464

Expenditure for long-lived assets	$1,748,574	$-	$-	$1,748,574

Expenditure for long-lived assets incurred for the period ended March 31, 2012 and 2011 mainly relates to the construction of a cold storage facility which will be used for both processed seafood products and marine catch segments.

(b) Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three Months Ended March 31,
	2012	2011
Revenue, net:
The PRC	$15,083,929	$26,580,588
Asia	-	75,976

Total revenue, net	$15,083,929	$26,656,564

All the Company’s long-lived assets are located in the PRC in both periods.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE - 12           CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

The following is a table summarizing the revenue from customers that individually represents greater than 10% of the total revenue for the period ended March 31, 2012 and their outstanding balances as at period-end dates.

	Three Months Ended March 31, 2012
Customer	Revenue	Percentage of total revenue	Accounts receivable, net

Customer A	$1,654,409	11%	$936,956

Total:	$1,654,409	11%	$936,956

For the period ended March 31, 2011, no customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.

(b)	Major vendors

The following is a table summarizing the purchases of raw materials from vendor that individually represents more than 10% of the total purchases for the period ended March 31, 2012 and 2011 and their outstanding balances as at period-end dates.

	Three Months Ended March 31, 2012
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor A	35,963,818	88%	-

Total:	$35,963,818	88%	$-

	Three Months Ended March 31, 2011
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade

Vendor B	$14,508,877	67%	$-
Vendor C	2,212,263	10%	99,938

Total:	$16,721,140	77%	$99,938

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

NOTE – 13            COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the three months ended March 31, 2012 and 2011 was $20,000 and $19,618, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $151,000 in total in the following two years.

(b)	Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was then entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction is expected to be completed by the second quarter of 2012. Total estimated construction costs are expected to be approximately $24.5 million. As of March 31, 2012, the Company recorded approximately $23.7 million as construction in progress. Hence the aggregated contingent payments related to the Third Party Contractor are approximately $0.8 million as of March 31, 2012.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(c)	Guarantees

As of March 31, 2012, Mingxiang was contingently liable as guarantor with respect to the loan of $475,270 (equivalent to RMB3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $475,270 (equivalent to RMB3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $792,117 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $792,117 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of March 31, 2012, the Company has not recorded any liabilities under these guarantees.

NOTE – 14           SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after March 31, 2012 up through the date we issued the condensed consolidated financial statements. During this period, we did not have any material recognizable subsequent events.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following review concerns the three months ended March 31, 2012 and 2011, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

All rental income, which is relatively immaterial compared to our principal revenues from sale of processed seafood products, beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang and Rixiang are responsible for the rental income related to the collection on the 25 and 6 shop spaces, respectively, at our factory in Dabao Industrial Zone. Of which 30 rental contracts are based on a one-year lease term and 1 rental contract is based on a four-year lease term.

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

Our branded “Hi-Power” algae-based drink was developed by the Yellow Sea Fisheries Research Institute at Chinese Academy of Fishery Sciences in coordination with the founder, Qiu. Hi-Power is marketed as a high-protein content drink, low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension. Hi-Power’s target market focuses on health-conscious consumers in China’s fast-growing beverage market. Xianghe has a network of distributors in Fujian and Zhejiang which sell Hi-Power to retail food stores, restaurants, food supply dealers and the hospitality industry.

Sales of our processed seafood products accounted for approximately 65.7% and 74.5% of our total sales in the first quarter of 2012 and 2011, respectively. Trading of our marine catch accounted for nil and approximately 0.3% of our total sales in the first quarter of 2012 and 2011, respectively. Sales of our algae-based beverage products accounted for approximately 34.3% and 25.2% of our total sales in the first quarter of 2012 and 2011, respectively. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•	The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 72.4% and 73.9% of our total cost of revenue of processed seafood products in the first quarter of 2012 and 2011, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

•	Specifically, fishing activities in waters around the PRC are restricted in June and July each year to ensure sustainable aquatic resources. As such, some of our suppliers such as fishermen are restricted from fishing during this period due to the restrictions against fishing along the Taiwan Strait imposed by the PRC’s Ministry of Agriculture. There is no assurance that the PRC government may not impose more stringent fishing regulations, including but not limited to longer or more frequent periods that restrict fishing.

•	Any shortage or contamination in the supply of or increase in the prices of the raw materials for our processed seafood and algae-based beverage products will adversely affect our sales and profit margins.

•	In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and a dam collapse and damage to several nuclear reactors. Although to date the damage caused by the earthquake and tsunami have not damaged our access to raw materials, there can be no assurance that such access may not be affected. Even though government officials and health experts in Japan and China stated the doses of nuclear radiation leaks are low and not a threat to human health unless the tainted products are consumed in abnormally excessive quantities, concern of seafood contamination adversely affected our sales of seafood and algae-based beverage products as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan.

•	In May 2011, inspectors of the government of Taiwan detected dangerous levels of industrial plasticizers in sports drinks and soft drinks, used to substitute for palm oil as clouding agents in drinks, with levels far in excess of the daily allowed intake. One plasticizer, known as DEHP, is a possible carcinogen, and thought capable of wreaking havoc with children’s reproductive organs. Since then, the plasticizers have been found in a range of foods and drinks. China, Hong Kong, South Korea and the Philippines have recalled beverage bottles suspected of contamination imported from Taiwan. The beverage products sector in the East Asia region was adversely affected by the food scandal, and new legislation with higher food safety standard of beverage products may be implemented in the PRC. The DEHP crisis may affect our beverage products business as a result of any failure to comply with the new standard or adverse changes in the beverage products sector.

•	Our ability to maintain existing accreditations such as HACCP, ISO9001:2000, ISO14001:2004 and the EU Export Certification accreditations will affect our ability to maintain our presence in our existing market and to expand into new market territories.

•	Our ability to price our products competitively against existing competitors and new market entrants by achieving economies of scale.

•	Our ability to build on our established track record and reputation as a supplier of high quality processed seafood products and capability to deliver products in a timely manner.

•	Our ability to maintain existing business relationships and to secure new customers, which may be affected by the general economic or political conditions in our local and overseas markets.

•	Our ability to introduce new products to capture a wider group of consumers and to cater to different and changing consumers’ preferences.

•	Our ability to expand our drink business through marketing campaigns and penetration into new areas.

•	Our ability to respond successfully to changes in the highly competitive beverage marketplace domestically and internationally.

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

As at March 31, 2012, we employed 464 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood and algae-based beverage products. However, sales for our processed seafood products are usually higher before and during the Chinese New Year and lower during summer time. Sales for our algae-based beverage products are expected to be higher before and during the Chinese New Year and during the summer.

NEW BUSINESS DEVELOPMENT

Development of cold storage facilities

On November 6, 2009, we won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. In September 2010, we entered into an agreement with a third party contractor to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $26.8 million in land use rights and construction costs from funds generated by operations. The facilities are expected to be operational by the end of the second quarter of 2012. We have paid approximately $23.7 million in relation to the construction costs as at March 31, 2012 and the total estimated construction costs are approximately $24.5 million.

We intend to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward which will not only help to reduce storage costs but also expect to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products. The breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three months ended March 31, 2012 and 2011 are set out below:

Breakdown of our past performance by principal products and geographical region

Sales by product

	Three months ended March 31,
	2012		2011
	US$’000%		US$’000%

Processed seafood products	9,903	65.7	19,868	74.5
Marine catch	-	-	76	0.3
Algae-based beverage products	5,181	34.3	6,712	25.2
Total	15,084	100.0	26,656	100.0

Sales by geographical region

	Three months ended March 31, 2012
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	879	8.9	-	-	-	-	879	5.8
Zhejiang	3,747	37.8	-	-	1,301	25.1	5,048	33.5
Fujian	4,757	48.0	-	-	3,880	74.9	8,637	57.3
Guangdong/ Shenzhen	520	5.3	-	-	-	-	520	3.4
Jiangsu/ Shanghai	-	-	-	-	-	-	-	-
Total PRC	9,903	100.0	-	-	5,181	100.0	15,084	100.0
Asia	-	-	-	-	-	-	-	-
Total	9,903	100.0	-	-	5,181	100.0	15,084	100.0

	Three months ended March 31, 2011
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,832	9.2	-	-	-	-	1,832	6.9
Zhejiang	8,278	41.7	-	-	-	-	8,278	31.0
Fujian	7,884	39.7	-	-	6,712	100.0	14,596	54.8
Guangdong/ Shenzhen	942	4.7	-	-	-	-	942	3.5
Jiangsu/ Shanghai	932	4.7	-	-	-	-	932	3.5
Total PRC	19,868	100.0	-	-	6,712	100.0	26,580	99.7
Asia (1)	-	-	76	100.0	-	-	76	0.3
Total	19,868	100.0	76	100.0	6,712	100.0	26,656	100.0

(1) Sales to Asia relate to exports to the Philippines.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Sales

Our revenue decreased by approximately $11.6 million or 43.4% from $26.7 million for the three months ended March 31, 2011 to $15.1 million for the same period ended March 31, 2012. The decrease in revenue was attributed to the decrease in sales of our processed seafood and algae-based beverage products. Sales of our processed seafood products decreased by $10.0 million or 50.2% year over year to $9.9 million, whereas sales of algae-based beverage products decreased by $1.5 million or 22.8% to $5.2 million for the same periods under review.

The processed seafood products operations grew significantly in the first quarter of 2011 compared to the first quarter of 2010 as our products continued to gain market acceptance, particularly in Fujian and Zhejiang provinces. However, as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan which occurred in March 2011, sales of processed seafood products have been significantly and adversely affected since the second quarter of 2011. While we are confident that the seafood we use to produce our processed seafood products is safe, it is unclear how long it will take for consumer confidence in seafood products to normalize.

2012 is the third year in which we recognize sales of our algae-based beverage products since the acquisition of Xianghe on January 1, 2010. In 2010, our distribution network for the beverage segment was solely Fujian province. After gaining experience in Fujian, we expanded our distribution into Zhejiang province in the second quarter of 2011. The growth from Fujian and Zhejiang has been adversely affected by public concern over the plasticizer contamination in the beverage industry as well as the lower-than-expected temperatures in the southern regions of China during the summer of 2011. Therefore, sales of our algae-based beverage products for the first quarter of 2012 decreased by $1.5 million, or 22.8%, compared to the first quarter of 2011. However, given our continuous contribution to the related sales and marketing campaigns and our expansion plan into additional untapped areas, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to 96 as of March 31, 2012.

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

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood and algae-based beverage products operations, as well as the cost of our marine catch. The breakdown is as follows:

	Three months ended March 31,
	2012		2011
	US$’000%		US$’000%

Processed seafood products	7,271	69.3	13,124	77.0
Marine catch	-	-	47	0.3
Algae-based beverage products	3,214	30.7	3,873	22.7
Total	10,485	100.0	17,044	100.0

Cost of revenue - Processed seafood products

Our cost of revenue comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended March 31,
	2012		2011
	US$’000%		US$’000%

Raw materials	5,261	72.4	9,696	73.9
Packaging materials	819	11.3	1,665	12.7
Direct labor	577	7.9	730	5.5
Manufacturing overhead	614	8.4	1,033	7.9
Total	7,271	100.0	13,124	100.0

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

Since the nuclear disaster in Japan last year, there was an upward pressure on the prices of our raw materials, including small-sized seafood materials, as a result of fiercer competition with the breeding farms where the small-sized seafood materials are used as feeds.

Raw material costs accounted for approximately 72.4% and 73.9% of our cost of revenue in the first quarter of 2012 and 2011, respectively. The decrease was primarily because the percentage of increase in direct labor costs and manufacturing overhead was higher than that in raw material costs for the periods under review.

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

Packaging materials

Packaging materials accounted for approximately 11.3% and 12.7% of our cost of revenue in the first quarter of 2012 and 2011, respectively. The decrease was primarily because the percentage of increase in direct labor costs and manufacturing overhead was higher than that in packaging costs for the periods under review. The decrease in packaging material costs for the periods under review was mainly due to the decreased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for approximately 7.9% and 5.5% of our cost of revenue in the first quarter of 2012 and 2011, respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products.

The total headcount for the processed seafood segment as at March 31, 2012 has decreased to 245 from 582 as of December 31, 2011, as a result of the decreased production and sales of processed seafood products. The decrease in direct labor costs for the first quarter of 2012 was mainly due to the reduction in headcount, partially offset by the increased wage rates in February 2012 to cope with the market standard.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods. The decrease in manufacturing overhead for the periods under review was mainly due to the decreased production and sales of processed seafood products.

Cost of revenue - Marine catch

	Three months ended March 31,
	2012		2011
	US$’000%		US$’000%

Raw materials	-	-	36	76.6
Other expenses	-	-	11	23.4
Total	-	-	47	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, and overseas customers in the Philippines and Indonesia. The cost of the raw material is based on the market price at the time of purchase. There were no trading activities during the first quarter of 2012.

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the marine catch fresh.

Cost of revenue - Algae-based beverage products

Our cost of revenue comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended March 31,
	2012		2011
	US$’000%		US$’000%

Raw materials	464	14.4	582	15.0
Packaging materials	2,182	67.9	2,603	67.2
Manufacturing overhead	568	17.7	688	17.8
Total	3,214	100.0	3,873	100.0

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as sugar and herbal powder. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 14.4% and 15.0% of our cost of revenue in the first quarter of 2012 and 2011, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by changes in ingredient mix from time to time and the market price of the raw materials.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices with a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 67.9% and 67.2% of our cost of revenue in the first quarter of 2012 and 2011, respectively. The increase in the percentage of packaging materials cost as a proportion of the total cost of revenue during the periods under review was mainly due to the increased packaging materials cost.

Manufacturing overhead

We utilize two third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We are going to use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three months ended March 31,
	2012		2011
	US$’000%		US$’000%

Processed seafood products	2,632	57.2	6,744	70.2
Marine catch	-	-	29	0.3
Algae-based beverage products	1,967	42.8	2,839	29.5
Total	4,599	100.0	9,612	100.0

Gross profit margin by profit

	Three months ended March 31,
	2012	2011
	%	%

Processed seafood products	26.6	33.9
Marine catch	-	37.7
Algae-based beverage products	38.0	42.3
Total	30.5	36.1

Gross profit

Gross profit dropped by 52.2% or $5.0 million, from $9.6 million for the three months ended March 31, 2011 to $4.6 million for the same period in 2012. Overall gross profit margin dropped by 5.6% from 36.1% for the three months ended March 31, 2011 to 30.5% for the same period in 2012. Gross profit margin for the processed seafood products operations decreased from 33.9% for the three months ended March 31, 2011 to 26.6% for the same period in 2012 which was mainly due to the decreased scale of production and the increased costs of raw materials, packaging materials, direct labor and manufacturing overhead. Marine catch sales are deemed as opportunistic trading of frozen seafood in blocks and therefore the corresponding profit margin is dependent on the prevailing market conditions which could be fluctuated significantly from time to time. Gross profit margin for the algae-based beverage segment decreased from 42.3% to 38.0% for the same periods under review mainly due to the increased costs of packaging materials and manufacturing overhead.

Depreciation and amortization

Depreciation and amortization accounted for approximately 4.6% and 2.5% of our total revenue in the first quarter of 2012 and 2011, respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.5 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 30.4% and 6.0% of our total revenue in the first quarter of 2012 and 2011, respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs to strengthen brand position and improve market awareness in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. We have spent approximately $1.8 million in advertising campaigns including TV commercials and $2.1 million in promotional costs including subsidized products for promotional purposes, free gifts and other direct marketing events during the first quarter of 2012 to raise awareness of our algae-based beverage product. Accordingly, the number of sales staff has increased from 47 in 2010 to 135 as at March 31, 2012, of which 96 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses declined to $0.5 million in the first quarter of 2012 compared to $0.7 million in the first quarter of 2011 and accounted for approximately 3.6% and 2.5% of our total revenue in the first quarter of 2012 and 2011, respectively. The decrease in the general and administrative expenses was mainly due to the reversal of allowance for doubtful accounts during the periods under review.

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

Other income

Other income relates to rental income and interest income.

Rental income relates to the collection of rent on the 31 shop spaces at our factory in Dabao Industrial Zone. Of which 30 rental contracts are based on a one-year lease term and 1 rental contract is based on a four-year lease term. Interest income is earned from cash balances with banks as a result of operational cash inflow.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.2% of our total revenue in the first quarter of 2012. In the fourth quarter of 2011, a short-term loan of $2.6 million was drawn down for working capital needs and to maintain the effectiveness of the facility line with the bank.

Income before income tax

Our income before income tax decreased by $8.5 million or 127.2%, from $6.7 million income in the first quarter of 2011 to $1.8 million loss for the same period in 2012. The decrease was mainly due to the combination of the decrease in sales of 43.4% and 22.8% for the processed seafood and algae-based beverage segment, respectively, the decrease in corresponding gross profit margin by 5.6%, and the increase in the sales and marketing expenses and the stock-based compensation costs, as a result of the factors described above.

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

Income tax expenses for the three months ended March 31, 2012 and 2011 and were approximately $0.2 million and $1.1 million, respectively. The effective tax rates were -11.3% and 16.7%, respectively, for the periods under review.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of shareholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at March 31, 2012 amounted to approximately $17.5 million, with a new short-term loan of $2.6 million being drawn down in the fourth quarter of 2011.

A summary of our cash flows for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
US$’000	2012	2011

Net cash provided by operating activities	17,004	21,467
Net cash used in investing activities	(600)	(1,749)
Net cash (used in) provided by financing activities	(1)	6
Net change in cash and cash equivalents	16,403	19,724
Foreign currency translation adjustment	466	(79)
Cash and cash equivalents at the beginning of the period	587	15,557
Cash and cash equivalents at the end of the period	17,456	35,202

Net cash provided by operating activities

Our net cash provided by operating activities for the three months ended March 31, 2012 amounted to approximately $17.0 million, which was a decrease of $4.5 million compared to net cash provided by operating activities for the same period in 2011. The decrease was mainly attributable to the net operating loss in the first quarter of 2012 and the increase in inventories of $34.8 million which were largely composed of trading materials, offset by the decrease in accounts receivable of $59.0 million during the same period under review.

As of March 31, 2012, our cash and cash equivalents increased to $17.5 million from $0.6 million at December 31, 2011 mainly as a result of additional sales and the collection of outstanding accounts receivable. Our accounts receivable decreased to $9.6 million at March 31, 2012 from $68.6 million at December 31, 2011, while our inventory increased to $43.6 million at March 31, 2012 from $8.9 million at December 31, 2011. The increase of inventory in the first quarter of 2012 was due to the purchase of marine catch in blocks from suppliers. We intend to sell the stocks to customers .

Net cash used in investing activities

For the three months ended March 31, 2012, our net cash used in investing activities was approximately $0.6 million which was mainly attributable to the additional costs for the construction of the cold storage facilities.

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

We are currently building the cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $26.8 million in land use rights and construction costs from funds generated by operations. The facilities are expected to be operational by the end of the second quarter of 2012. We paid approximately $23.7 million in construction costs as at March 31, 2012 and the total estimated construction costs are approximately $24.5 million.

In the fourth quarter of 2011, our wholly-owned subsidiary, Mingxiang, obtained short-term bank loans, which loans totaled $2.6 million as of March 12, 2012. The loans were drawn down for working capital needs and to maintain the effectiveness of the facility line with the bank. The short-term loans are due on May 20, 2012 and we have the right to roll over the loans.

Apart from the expansion plan and short-term bank loans discussed above and the commitments set out in the section of “Commitments and Contingencies” herein, we do not have any other material commitments for capital expenditures and other expenditures. We believe that the current operating activities would be able to generate adequate cash flows supporting the daily operations for the next twelve months. We do not have present plans to raise additional funds.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the three months ended March 31, 2012 and 2011 was $20,000 and $19,618, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $151,000 in total in the following two years.

Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was then entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction is expected to be completed by the end of the second quarter of 2012. Total estimated construction costs are expected to be approximately $24.5 million. As of March 31, 2012, the Company recorded approximately $23.7 million as construction in progress. Hence the aggregated contingent payments related to the Third Party Contractor are approximately $0.8 million as of March 31, 2012.

Guarantees

As of March 31, 2012, Mingxiang was contingently liable as guarantor with respect to the loan of $475,270 (equivalent to RMB3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $475,270 (equivalent to RMB3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $792,117 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $792,117 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of March 31, 2012, the Company has not recorded any liabilities under these guarantees.

ISSUANCE OF COMMON STOCK

None.

CRITICAL ACCOUNTING POLICIES and estimates

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations. Please refer to Note 3 of the accompanying financial statements for further details of recent accounting pronouncements.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Three months ended March 31,
	2012	2011
	%	%
Sales
RMB	100.0	99.7
US dollars	0.0	0.3
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at March 31, 2012, the exchange rate was approximately US$1.00 to RMB6.3122. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2012.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

During the most recent quarter ended March 31, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, under the headings “Item 1. Business”, “Item 1A. Risk Factors,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect our business, financial condition or future results. The material changes in our risk factors from those described in the Annual Report on Form 10-K are as follows:

RISKS RELATED TO OUR BUSINESS

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 96.8% and 93.6% of our total purchases of raw materials for the three months ended March 31, 2012 and 2011, respectively. Purchases from our top supplier of raw materials accounted for approximately 88% and 67% of our total purchases of raw materials for the three months ended March 31, 2012 and 2011, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Our new cold storage facility will be subject to a number of development risks, including risks of entering into new business.

We are currently building the cold storage facilities adjacent to the fishing port in Shishi city with a capacity of approximately 20,000 tons. The facilities are expected to be operational by the end of the second quarter of 2012. We intend to enter into a new line of business to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities.

There can be no assurance that the new cold storage facility will start operating by the end of the second quarter of 2012 as expected. We have yet to enter into any agreement or arrangement with third parties related to such new line of business. No assurance can be given that the new business will achieve profitable operations. The new line of business will also depend on our ability to secure new customers and/or sufficient orders. Failure to secure new customers or sufficient orders or to meet our customers’ orders would materially and adversely affect our business and financial performance. There is no assurance that our future plans will result in commercial success. If we are unable to execute our expansion plans successfully, our business and financial performance would be materially and adversely affected.

Our purchase of the beverage business involves the risks of entering into a new business.

On January 1, 2010, we purchased Xianghe, a beverage company, and entered into a new business segment where we needed to rely on the current management for the business acquired. Xianghe is a Fujian based manufacturer of the newly branded Hi-Power algae-based soft drinks. We did not have prior experience in the beverage business and the success of Xianghe is subject to all of the uncertainties regarding the development of a new business. Although we have started integrating the product into Mingxiang’s distribution network and further expanded the distribution into other untapped areas, there can be no assurance regarding the successful distribution and market acceptance of the beverage products. While we have successfully expanded sales of our beverage products from Fujian into Zhejang province and intend to expand our sales into additional untapped areas and have increased expenditures on advertising and promotions, if our algae-based beverage business performance underperforms due to adverse economic conditions or the occurrence of unexpected events, we may be required to perform a full impairment analysis and record impairment charges in future quarters that could have a material adverse effect on our reported results.

RISKS RELATED TO DOING BUSINESS IN CHINA

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB.

Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

None.

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

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: May 10 , 2012	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: May 10, 2012	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer and principal accounting officer)

