Form 10-Q
period 2012-06-30
CHINA MARINE FOOD GROUP LTD
filed 2012-08-14
CIK 1099977

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: August 13, 2012, Common Stock: 29,722,976.

CHINA MARINE FOOD GROUP LIMITED.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

INDEX

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3 - 22

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23 - 35

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	37

Item 1A:	Risk Factors	37 - 38

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3:	Defaults Upon Senior Securities	38

Item 4:	Mine Safety Disclosures	38

Item 5:	Other Information	38

Item 6:	Exhibits	38

	Signatures	39

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2012 and Audited Condensed Consolidated Balance Sheet as of December 31, 2011	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	6

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2012	7

Notes to Unaudited Condensed Consolidated Financial Statements as of June 30, 2012	8 - 22

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,368,072	$586,914
Accounts receivable, net	57,319,283	68,643,678
Inventories	8,905,317	8,886,234
Prepaid expenses and other current assets	1,051,187	849,419

Total current assets	84,643,859	78,966,245

Property, plant and equipment, net	11,119,885	11,199,244
Land use rights, net	3,003,753	3,023,569
Construction in progress	24,203,941	22,923,143
Intangible assets, net	19,091,622	20,225,220
Goodwill	2,571,325	2,553,757

TOTAL ASSETS	$144,634,385	$138,891,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7,164,482	$2,550,257
Accounts payable, trade	5,563,618	2,583,549
Amount due to a shareholder	46,794	50,361
Income tax payable	-	174,525
Accrued liabilities and other payables	4,540,463	3,424,288

Total current liabilities	17,315,357	8,782,980

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,697,976 shares issued and outstanding as of June 30, 2012 and December 31, 2011	29,698	29,698
Additional paid-in capital	50,074,952	50,074,952
Statutory reserve	9,696,177	9,696,177
Accumulated other comprehensive income	12,791,554	11,897,382
Retained earnings	54,370,185	58,053,435
Total China Marine Food Group Limited shareholders’ equity	126,962,566	129,751,644
Non-controlling interests	356,462	356,554
Total shareholders’ equity	127,319,028	130,108,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,634,385	$138,891,178

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue, net
Processed seafood products	$10,657,284	$13,423,305	$20,560,387	$33,292,076
Marine catch	38,334,101	-	38,334,101	75,976
Algae-based beverage products	12,292,806	8,645,909	17,473,632	15,357,726
	61,284,191	22,069,214	76,368,120	48,725,778

Cost of revenue (inclusive of depreciation and amortization)
Processed seafood products	(7,630,558)	(9,762,761)	(14,901,293)	(22,886,407)
Marine catch	(37,086,105)	-	(37,086,105)	(47,350)
Algae-based beverage products	(7,592,003)	(5,155,255)	(10,806,254)	(9,028,359)
	(52,308,666)	(14,918,016)	(62,793,652)	(31,962,116)

Gross profit	8,975,525	7,151,198	13,574,468	16,763,662

Operating expenses:
Depreciation and amortization	(695,145)	(676,540)	(1,391,215)	(1,339,827)
Sales and marketing	(8,698,313)	(3,918,204)	(13,279,562)	(5,504,324)
General and administrative	(1,208,921)	(682,351)	(1,747,062)	(1,342,983)
Stock-based compensation	-	(663,374)	(667,246)	(663,374)

TOTAL OPERATING EXPENSES	(10,602,379)	(5,940,469)	(17,085,085)	(8,850,508)

(LOSS) Income FROm operations	(1,626,854)	1,210,729	(3,510,617)	7,913,154

Other income (expenses):
Subsidy income	15,866	-	15,866	-
Rental income	49,224	24,259	98,529	48,227
Interest income	28,672	46,219	61,721	67,383
Interest expense	(105,815)	-	(141,121)	-
(LOSS) Income before income taxes	(1,638,907)	1,281,207	(3,475,622)	8,028,764

Income tax expense	-	(269,694)	(207,720)	(1,399,495)

NET (LOSS) INCOME	(1,638,907)	1,011,513	(3,683,342)	6,629,269

Less: net loss attributable to non-controlling interests	46	74	92	118

Net (LOSS) income attributable to China Marine Food Group Limited	$(1,638,861)	$1,011,587	$(3,683,250)	$6,629,387

Other comprehensive income:
- Foreign currency translation gain	63,579	1,624,130	894,172	2,362,629

COMPREHENSIVE (LOSS) INCOME	$(1,575,282)	$2,635,717	$(2,789,078)	$8,992,016
Net (loss) income per share attributable to China Marine Food Group Limited
- Basic	$(0.06)	$0.03	$(0.12)	$0.23
- Diluted	$(0.06)	$0.03	$(0.12)	$0.23

Weighted average shares outstanding
- Basic	29,697,976	29,677,976	29,697,976	29,329,909
- Diluted	29,697,976	29,677,976	29,697,976	29,329,909

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(3,683,342)	$6,629,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,539,539	1,487,294
Reversal of doubtful accounts	(56,906)	(157,507)
Compensatory stock awards	-	2,646,000
Changes in operating assets and liabilities:
Accounts receivable	11,381,301	31,501,311
Inventories	(19,083)	(9,388,603)
Prepaid expenses and other current assets	(201,768)	(2,841,779)
Accounts payable, trade	2,980,069	(749,329)
Income tax payable	(174,525)	(537,004)
Accrued liabilities and other payables	1,116,175	(1,576,634)

Net cash provided by operating activities	12,881,460	27,013,018

Cash flows from investing activities:
Purchase of property, plant and equipment	(68,300)	(14,683)
Cash paid to construction in progress	(1,124,690)	(4,934,302)

Net cash used in investing activities	(1,192,990)	(4,948,985)

Cash flows from financing activities:
Repayment of amount due to a shareholder	(3,567)	(224,250)
Proceeds from short-term borrowings	7,171,530	-
Repayment on short-term borrowings	(2,570,327)	-

Net cash provided by (used in) financing activities	4,597,636	(224,250)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,286,106	21,839,783

Effect of exchange rate changes in cash and cash equivalents	495,052	948,819

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	586,914	15,556,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,368,072	$38,345,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$382,245	$1,936,499
Cash paid for interest	$141,121	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from construction in progress to property, plant and equipment	$-	$1,807,283

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	China Marine Food Group Limited shareholders’ equity
					Accumulated
			Additional		Other		Non-	Total
	Common stock		paid-in	Statutory	comprehensive	Retained	controlling	shareholders’
	No. of shares	Amount	Capital	reserve	income	earnings	Interests	equity

Balance as of December 31, 2011	29,697,976	$29,698	$50,074,952	$9,696,177	$11,897,382	$58,053,435	$356,554	$130,108,198

Net loss for the period	-	-	-	-	-	(3,683,250)	(92)	(3,683,342)
Foreign currency translation adjustment	-	-	-	-	894,172	-	-	894,172

Balance as of June 30, 2012	29,697,976	$29,698	$50,074,952	$9,696,177	$12,791,554	$54,370,185	$356,462	$127,319,028

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future periods.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $17,344,168 and $538,132 as of June 30, 2012 and December 31, 2011, respectively, which amounts exclude Ocean Technology.

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

As of June 30, 2012 and December 31, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and six months ended June 30, 2012 and 2011 were $111,359, $224,900 and $113,417, $218,730, respectively, which included $70,176, $142,668 and $72,245, $142,010 in cost of revenue.

Certain property, plant and equipment with original costs of $1,341,856 have become fully depreciated as of June 30, 2012.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company early adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) during the year ended December 31, 2011. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company did not experience any such events or circumstances during the six months ended June 30, 2012. The Company will perform the annual goodwill impairment test during the fourth quarter of each calendar year.

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

Given the Company’s sales of algae-based beverage products for the six months ended June 30, 2012 were lower-than-expected compared to the forecasts on an annualized basis, the Company considered if these results were a triggering event (as defined under ASU No. 2011-08) causing the Company to perform an interim impairment analysis. The significantly improved results obtained during the three months ended June 30, 2012 compared to the disappointed results obtained during the three months ended March 31, 2012 prove the Company has the ability to meet 2012 forecasts. The Company incurred significant selling and marketing expenses for the six months ended June 30, 2012 to support the revenue growth and a series of marketing and promotional campaigns will be continued. At the same time, the Company will continue to expand its distribution network and increase the number of retail points as part of its business plan. If the drink business actual operating results do not continue to improve as forecasted, the Company may be required to perform a full impairment analysis and record impairment charges in future quarters. Such an impairment charge would have a material adverse effect on the Company’s reported results.

Amortization expense for the three and six months ended June 30, 2012 and 2011 were $636,476, $1,273,983 and $618,379, $1,229,333, respectively. Using the current exchange rate, the estimated annual amortization expense is $2,545,461 for each of the five succeeding years.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2012 and December 31, 2011.

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

The Company recognizes revenue from the sale of processed seafood products and algae-based beverage products upon receipt of the delivery confirmation provided by the distributor’s carrier and the title and risk of loss of the product has transferred to the distributor. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. The Company recognizes revenue from marine catch when title has transferred to the buyer. The Company experienced no material product returns and recorded no reserve for sales returns for the period ended June 30, 2012 and December 31, 2011.

The Company offers sales incentives to customers based on yearly sales targets. These are non-cash incentives and are solely used for promotional activities purposes. These amounts of $256,277 are accrued as sales and marketing expenses as of June 30, 2012 during the same month revenue is recognized.

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

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

For the period ended June 30, 2012 and December 31, 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2012 and December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30,
	2012	2011
Period-end exchange rates RMB:US$1	6.3089	6.4630
Average exchange rates RMB:US$1 for three months period ended	6.3078	6.4924
Average exchange rates RMB:US$1 for six months period ended	6.3027	6.5316

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

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

•	Fair value measurement

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

The fair value of short-term borrowings and amount due to a shareholder as of June 30, 2012 was $7,164,482 and $46,794, respectively, which is estimated based on the quoted prices in active markets for identical assets or liabilities and identical to their carrying values.

The Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements. Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates. For Level 3 measurements, significant increases or decreases in either of those inputs in isolation could result in a significantly lower or higher fair value measurement. In general, a change in the long-term growth rate of our algae-based drink business could negatively affect the fair value of our goodwill and intangible assets.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is expected to adopt this ASU no later than January 1, 2013. The Company has not yet determined the effect this ASU will have on the Company's annual impairment testing of intangibles.

During December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This amendment is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 results in changes to presentation and disclosure only and is not expected to have an impact on our consolidated results of operations and financial condition.

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

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE - 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2012	December 31, 2011

Account receivable, at cost	$57,607,320	$68,988,621
Less: allowance for doubtful accounts	(288,037)	(344,943)
Account receivable, net	$57,319,283	$68,643,678

Changes in the allowance for doubtful accounts are as follows:

	June 30, 2012	December 31, 2011

Beginning balance	$344,943	$243,872
(Reversal of) Provision for doubtful accounts	(56,906)	101,071
Amounts written off	-	-
Ending balance	$288,037	$344,943

NOTE - 5	INVENTORIES

Inventories consisted of the following:

	June 30, 2012	December 31, 2011

Raw materials	$6,027,443	$3,982,617
Work-in-process	2,633,664	3,941,723
Finished goods	97,206	804,880
Packaging materials	147,004	157,014
Total	$8,905,317	$8,886,234

For the period ended June 30, 2012 and December 31, 2011, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE - 6	CONSTRUCTION IN PROGRESS

During 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities have commenced operating since the end of July, 2012. Total estimated construction costs are approximately $25.0 million. As of June 30, 2012, the Company recorded approximately $24.2 million as construction in progress.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE - 7	SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang, obtained short-term bank loans in the aggregate amount of $7,164,482 and $2,550,257 as of June 30, 2012 and December 31, 2011, respectively, from the Agricultural Bank of China and the China Construction Bank, registered financial institutions in the PRC. The short-term loans are due by February, April and May, 2013, respectively. The weighted average effective interest rate per annum was 6.23% and 5.49% for the period ended June 30, 2012 and December 31, 2011, respectively, payable quarterly. Interest expenses for the three and six months ended June 30, 2012 and 2011 were $105,815, $141,121 and $nil, $nil, respectively and none of the interest incurred was capitalized.

NOTE - 8	AMOUNT DUE TO A STOCKHOLER

As of June 30, 2012 and December 31, 2011, the amounts of $46,794 and $50,361 represented temporary advances for working capital purposes from a major shareholder and CEO, Mr. Liu, which were unsecured, interest free and repayable on demand.

NOTE - 9	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

June 30, 2012

20% share of equity interest in Xianghe	$509,007
Less: advance to a non-controlling shareholder of a subsidiary	(152,545)

Net amount	$356,462

Advance to a non-controlling shareholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

NOTE - 10	INCOME TAXES

For the period ended June 30, 2012 and 2011, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Six Months Ended June 30,
	2012	2011
Tax jurisdiction from:
– Local	$-	$-
– Foreign	(3,475,622)	8,028,764

(Loss) income before income taxes	$(3,475,622)	$8,028,764

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The provision for income taxes consisted of the following:

	Six Months Ended June 30,
	2012	2011
Current:
– Local	$-	$-
– Foreign	207,720	1,399,495

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$207,720	$1,399,495

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

As of June 30, 2012, China Marine incurred $26,409 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $9,111 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended June 30, 2012 and 2011, respectively. As of June 30, 2012, Ocean Technology incurred $769,659 of net operating loss carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $126,994 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended June 30, 2012 and 2011. Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the period ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30,
	2012	2011

(Loss) income before income taxes from PRC subsidiaries	$(3,395,253)	$8,099,469
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	(848,813)	2,024,867

Tax effect from Tax Holiday	207,389	(927,452)
Tax effect on net operating losses from PRC subsidiaries	504,944	1,021
Tax effect on non-taxable income	11,128	(19,246)
Tax effect on non-deductible expenses	333,072	320,305

Income taxes at effective rate	$207,720	$1,399,495

As of June 30, 2012, the PRC operation incurred $123,370 of net operating loss carryforwards available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $30,843 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

Tax Holiday

(Loss) income before income tax expense was ($3,475,622) and $8,028,764 for the period ended June 30, 2012 and 2011 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the period ended June 30, 2012 and 2011 was $207,720 and $1,399,495. The combined pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Six Months Ended June 30,
	2012	2011

Amount of tax holiday effect	$(207,389)	$927,452
Tax holiday effect on basic (losses) earnings per share	$(0.007)	$0.032
Tax holiday effect on diluted (losses) earnings per share	$(0.007)	$0.032

NOTE - 11	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)	Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended June 30, 2012 and 2011 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended June 30, 2012 and 2011.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$10,657,284	$38,334,101	$12,292,806	$61,284,191
Cost of revenue	(7,630,558)	(37,086,105)	(7,592,003)	(52,308,666)

Gross profit	$3,026,726	$1,247,996	$4,700,803	$8,975,525

Expenditure for long-lived assets	$532,095	$-	$-	$532,095

	Three Months Ended June 30, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$13,423,305	$-	$8,645,909	$22,069,214
Cost of revenue	(9,762,761)	-	(5,155,255)	(14,918,016)

Gross profit	$3,660,544	$-	$3,490,654	$7,151,198

Expenditure for long-lived assets	$3,200,411	$-	$-	$3,200,411

	Six Months Ended June 30, 2012
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$20,560,387	$38,334,101	$17,473,632	$76,368,120
Cost of revenue	(14,901,293)	(37,086,105)	(10,806,254)	(62,793,652)

Gross profit	$5,659,094	$1,247,996	$6,667,378	$13,574,468

Expenditure for long-lived assets	$1,131,558	$-	$-	$1,131,558

	Six Months Ended June 30, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$33,292,076	$75,976	$15,357,726	$48,725,778
Cost of revenue	(22,886,407)	(47,350)	(9,028,359)	(31,962,116)

Gross profit	$10,405,669	$28,626	$6,329,367	$16,763,662

Expenditure for long-lived assets	$4,948,985	$-	$-	$4,948,985

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Expenditure for long-lived assets incurred for the period ended June 30, 2012 and 2011 mainly relates to the construction of a cold storage facility which will be used for both processed seafood products and marine catch segments.

(b)	Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue, net
The PRC	$60,238,229	$22,069,214	$75,322,158	$48,649,802
Asia	1,045,962	-	1,045,962	75,976
Total revenue, net	$61,284,191	$22,069,214	$76,368,120	$48,725,778

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE - 12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

The following is a table summarizing the revenue from customers that individually represent greater than 10% of the total revenue for the six months ended June 30, 2012 and their outstanding balances as at period-end dates.

	Six Months Ended June 30, 2012
Customer	Revenue	Percentage of total revenue	Accounts receivable, net	Percentage of total accounts receivable, net

Customer A	$22,290,359	29%	$25,163,353	44%
Customer B	16,575,711	22%	17,359,628	30%

Total:	$38,866,070	51%	$42,522,981	74%

For the six months ended June 30, 2011, one customer represented more than 10% of the Company’s total revenue. This customer accounted for 11% of the Company’s revenue amounting to $5,231,600, with $2,598,518 of accounts receivable which represented 15% of total accounts receivable, net.

(b)	Major vendors

For the six months ended June 30, 2012, one vendor represented more than 10% of the Company’s total purchases. This vendor accounted for 71% of the Company’s total purchases amounting to $35,934,717, with $nil of accounts payable.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The following is a table summarizing the purchases from vendor that individually represent more than 10% of the total purchases for the period ended June 30, 2011 and their outstanding balances as at period-end dates.

	Six Months Ended June 30, 2011
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade	Percentage of total accounts payable, trade

Vendor A	$14,597,064	52%	$-	-
Vendor B	4,343,738	16%	167,792	5%
Vendor C	3,015,155	11%	108,270	4%

Total:	$21,955,957	79%	$276,062	9%

(c)	Credit risk

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

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the six months ended June 30, 2012 and 2011 was $40,000 and $39,618, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $131,000 in total in the following two years.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b)	Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities have commenced operating since the end of July, 2012. Total estimated construction costs are expected to be approximately $25.0 million. As of June 30, 2012, the Company recorded approximately $24.2 million as construction in progress. Hence the aggregated contingent payments related to the Third Party Contractor are approximately $0.8 million as of June 30, 2012.

(c)	Guarantees

As of June 30, 2012, Mingxiang was contingently liable as guarantor with respect to the loan of $475,519 (equivalent to RMB3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $475,519 (equivalent to RMB3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $792,531 (equivalent to RMB5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $792,531 (equivalent to RMB5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of June 30, 2012, the Company has not recorded any liabilities under these guarantees.

NOTE - 14	SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after June 30, 2012 up through the date we issued the condensed consolidated financial statements.

On November 18, 2011, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC (“MZHCI”) to provide consulting services for the Company. In connection with such service, the Company agreed to issue 25,000 shares of common stock to MZHCI. The shares of common stock were valued at $22,750 or $0.91 per share and issued on July 27, 2012.

We did not have any material recognizable subsequent event except above issuance of shares.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

The following review concerns the six months ended June 30, 2012 and 2011, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

All rental income, which is relatively immaterial compared to our principal revenues from sale of processed seafood products, beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang and Rixiang are responsible for the rental income related to the collection on the 31 and 6 shop spaces, respectively, at our factory in Dabao Industrial Zone. Majority of these rental contracts are based on a one-year lease term and only 1 rental contract is based on a four-year lease term.

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

Sales of our processed seafood products accounted for approximately 17.4% and 60.8% of our total sales in the second quarter of 2012 and 2011, respectively. Trading of our marine catch accounted for approximately 62.5% and nil of our total sales in the second quarter of 2012 and 2011, respectively. Sales of our algae-based beverage products accounted for approximately 20.1% and 39.2% of our total sales in the second quarter of 2012 and 2011, respectively. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•	The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 73.2% and 71.8% of our total cost of revenue of processed seafood products in the second quarter of 2012 and 2011, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

•	Specifically, fishing activities in waters around the PRC are restricted in June and July each year to ensure sustainable aquatic resources. As such, some of our suppliers such as fishermen are restricted from fishing during this period due to the restrictions against fishing along the Taiwan Strait imposed by the PRC’s Ministry of Agriculture. There is no assurance that the PRC government may not impose more stringent fishing regulations, including but not limited to longer or more frequent periods that restrict fishing.

•	Any shortage or contamination in the supply of or increase in the prices of the raw materials for our processed seafood and algae-based beverage products will adversely affect our sales and profit margins.

•	In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and a dam collapse and damage to several nuclear reactors. Although to date the damage caused by the earthquake and tsunami have not damaged our access to raw materials, there can be no assurance that such access may not be affected. Even though government officials and health experts in Japan and China stated the doses of nuclear radiation leaks are low and not a threat to human health unless the tainted products are consumed in abnormally excessive quantities, concern of seafood contamination adversely affected our sales of seafood and algae-based beverage products as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan.

•	In May 2011, inspectors of the government of Taiwan detected dangerous levels of industrial plasticizers in sports drinks and soft drinks, used to substitute for palm oil as clouding agents in drinks, with levels far in excess of the daily allowed intake. One plasticizer, known as DEHP, is a possible carcinogen, and thought capable of wreaking havoc with children’s reproductive organs. Since then, the plasticizers have been found in a range of foods and drinks. China, Hong Kong, South Korea and the Philippines have recalled beverage bottles suspected of contamination imported from Taiwan. The beverage products sector in the East Asia region was adversely affected by the food scandal, and new legislation with higher food safety standard of beverage products may be implemented in the PRC. The DEHP crisis may affect our beverage products business as a result of any failure to comply with the new standard or adverse changes in the beverage products sector.

•	Our ability to maintain existing accreditations such as HACCP, ISO9001:2000, ISO14001:2004 and the EU Export Certification accreditations will affect our ability to maintain our presence in our existing market and to expand into new market territories.

•	Our ability to price our products competitively against existing competitors and new market entrants by achieving economies of scale.

•	Our ability to build on our established track record and reputation as a supplier of high quality processed seafood products and capability to deliver products in a timely manner.

•	Our ability to maintain existing business relationships and to secure new customers, which may be affected by the general economic or political conditions in our local and overseas markets.

•	Our ability to introduce new products to capture a wider group of consumers and to cater to different and changing consumers’ preferences.

•	Our ability to expand our drink business through marketing campaigns and penetration into new areas.

•	Our ability to respond successfully to changes in the highly competitive beverage marketplace domestically and internationally.

Please refer to the section “Risk Factors” herein and discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2011 for further information on other factors that may affect our revenue.

Production facilities and employees

Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, in the PRC. We have four production lines for the processing of dried processed seafood products: roasted file fish, roasted prawns, shredded roasted squid and roasted squids, and one production line for the processing of frozen seafood products.

As at June 30, 2012, we employed 548 employees.

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

NEW BUSINESS DEVELOPMENT

Development of cold storage facilities

On November 6, 2009, we won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. In September 2010, we entered into an agreement with a third party contractor to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $27.3 million in land use rights and construction costs from funds generated by operations. The facilities have commenced operating since the end of July, 2012. We have paid approximately $24.2 million in relation to the construction costs as at June 30, 2012 and the total estimated construction costs are approximately $25.0 million.

We intend to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities. We may utilize certain cold storage spaces on our own going forward which will not only help to reduce storage costs but also are expected to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products. The breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and six months ended June 30, 2012 and 2011 are set out below:

Breakdown of our past performance by principal products and geographical region

Sales by product

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	10,657	17.4	13,423	60.8	20,560	26.9	33,292	68.3
Marine catch	38,334	62.5	-	-	38,334	50.2	76	0.2
Algae-based beverage products	12,293	20.1	8,646	39.2	17,474	22.9	15,358	31.5
Total	61,284	100.0	22,069	100.0	76,368	100.0	48,726	100.0

Sales by geographical region

	Three months ended June 30, 2012
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	855	8.0	14,842	38.7	-	-	15,697	25.6
Zhejiang	3,628	34.1	-	-	1,816	14.8	5,444	8.9
Fujian	5,586	52.4	156	0.4	10,477	85.2	16,219	26.4
Guangdong/ Shenzhen	588	5.5	-	-	-	-	588	1.0
Jiangsu/ Shanghai	-	-	-	-	-	-	-	-
Others (1)	-	-	22,290	58.2	-	-	22,290	36.4
Total PRC	10,657	100.0	37,288	97.3	12,293	100.0	60,238	98.3
Asia (2)	-	-	1,046	2.7	-	-	1,046	1.7
Total	10,657	100.0	38,334	100.0	12,293	100.0	61,284	100.0

	Three months ended June 30, 2011
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	966	7.2	-	-	-	-	966	4.4
Zhejiang	6,018	44.8	-	-	969	11.2	6,987	31.7
Fujian	5,678	42.3	-	-	7,677	88.8	13,355	60.5
Guangdong/ Shenzhen	599	4.5	-	-	-	-	599	2.7
Jiangsu/ Shanghai	158	1.2	-	-	-	-	158	0.7
Others	4	0.0	-	-	-	-	4	0.0
Total PRC	13,423	100.0	-	-	8,646	100.0	22,069	100.0
Asia	-	-	-	-	-	-	-	-
Total	13,423	100.0	-	-	8,646	100.0	22,069	100.0

	Six months ended June 30, 2012
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,734	8.4	14,842	38.7	-	-	16,576	21.7
Zhejiang	7,375	35.9	-	-	3,117	17.8	10,492	13.7
Fujian	10,343	50.3	156	0.4	14,357	82.2	24,856	32.5
Guangdong/ Shenzhen	1,108	5.4	-	-	-	-	1,108	1.5
Jiangsu/ Shanghai	-	-	-	-	-	-	-	-
Others (1)	-	-	22,290	58.2	-	-	22,290	29.2
Total PRC	20,560	100.0	37,288	97.3	17,474	100.0	75,322	98.6
Asia (2)	-	-	1,046	2.7	-	-	1,046	1.4
Total	20,560	100.0	38,334	100.0	17,474	100.0	76,368	100.0

	Six months ended June 30, 2011
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	2,798	8.4	-	-	-	-	2,798	5.7
Zhejiang	14,296	43.0	-	-	969	6.3	15,265	31.3
Fujian	13,563	40.7	-	-	14,389	93.7	27,952	57.4
Guangdong/ Shenzhen	1,541	4.6	-	-	-	-	1,541	3.2
Jiangsu/ Shanghai	1,090	3.3	-	-	-	-	1,090	2.2
Others	4	0.0	-	-	-	-	4	0.0
Total PRC	33,292	100.0	-	-	15,358	100.0	48,650	99.8
Asia (2)	-	-	76	100.0	-	-	76	0.2
Total	33,292	100.0	76	100.0	15,358	100.0	48,726	100.0

(1)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.
(2)	Sales to Asia relate to exports to the Philippines.

Three months ended June 30, 2012 compared to three months ended June 30, 2011, and six months ended June 30, 2012 compared to six months ended June 30, 2011

Sales

Our revenue increased by approximately $39.2 million or 177.7% from $22.1 million for the three months ended June 30, 2011 to $61.3 million for the same period ended June 30, 2012. The increase in revenue was mainly attributed to the increase in sales of our marine catch and algae-based beverage products, partially offset by the decrease in sales of our processed seafood products. Sales of our processed seafood products decreased by $2.8 million or 20.6% year over year to $10.7 million, whereas sales of algae-based beverage products increased by $3.6 million or 42.2% to $12.3 million for the same periods under review. Our marine catch segment realized sales of $38.3 million for the three months ended June 30, 2012, compared to nil for the same period in last year.

Our revenue during the six months ended June 30, 2012 increased to $76.4 million by approximately $27.6 million or 56.7% compared to $48.7 million we realized during the six months ended June 30, 2011. Sales of our processed seafood products decreased by $12.7 million or 38.2%, whereas sales of our marine catch segment increased by $38.3 million. Sales of our algae-based beverage products increased by $2.1 million or 13.8% to $17.5 million during the six months ended June 30, 2012.

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

Calendar year ended December 31, 2012 is the third year in which we recognize sales of our algae-based beverage products since the acquisition of Xianghe on January 1, 2010. In 2010, our distribution network for the beverage segment was solely Fujian province. After gaining experience in Fujian, we expanded our distribution into Zhejiang province in the second quarter of 2011. The growth from Fujian and Zhejiang has been adversely affected by the public concern over the plasticizer contamination in the beverage industry, as well as the lower-than-expected temperatures in the southern regions of China during the summer of 2011. As a result of our continuous contribution to the related sales and marketing campaigns, sales of our algae-based beverage products for the second quarter of 2012 increased by $3.6 million or 42.2% to $12.3 million compared to the second quarter of 2011. Given our expansion plan into additional untapped areas of the domestic market and our increased marketing expenditures, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to 96, as of June 30, 2012.

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

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood and algae-based beverage products operations, as well as the cost of our marine catch. The breakdown is as follows:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	7,631	14.6	9,763	65.4	14,902	23.7	22,887	71.6
Marine catch	37,086	70.9	-	-	37,086	59.1	47	0.2
Algae-based beverage products	7,592	14.5	5,155	34.6	10,806	17.2	9,028	28.2
Total	52,309	100.0	14,918	100.0	62,794	100.0	31,962	100.0

Cost of revenue - Processed seafood products

Our cost of revenue comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	5,588	73.2	7,012	71.8	10,849	72.8	16,708	73.0
Packaging materials	824	10.8	1,154	11.8	1,643	11.0	2,819	12.3
Direct labor	572	7.5	788	8.1	1,149	7.7	1,518	6.6
Manufacturing overhead	647	8.5	809	8.3	1,261	8.5	1,842	8.1
Total	7,631	100.0	9,763	100.0	14,902	100.0	22,887	100.0

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

Raw material costs accounted for approximately 72.8% and 73.0% of our cost of revenue for the six months ended June 30, 2012 and 2011, respectively. The decrease in raw material costs for the periods under review was mainly due to our decreased production and sales of processed seafood products, whereas direct labor and manufacturing overhead are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

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

Packaging materials

Packaging materials accounted for approximately 11.0% and 12.3% of our cost of revenue for the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily because the rate of increase in direct labor costs and manufacturing overhead was higher than that in packaging costs for the periods under review. The decrease in packaging material costs for the periods under review was mainly due to the decreased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for approximately 7.7% and 6.6% of our cost of revenue for the six months ended June 30, 2012 and 2011, respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products.

The total headcount for the processed seafood segment as at June 30, 2012 has decreased to 333 from 582 as of December 31, 2011, as a result of the decreased production and sales of processed seafood products. The decrease in direct labor costs for the second quarter of 2012 was mainly due to the reduction in headcount, partially offset by the increased wage rates during the first half of 2012 to cope with the market standard.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods. The decrease in manufacturing overhead for the periods under review was mainly due to the decreased production and sales of processed seafood products.

Cost of revenue - Marine catch

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	36,910	99.5	-	-	36,910	99.5	36	76.6
Other expenses	176	0.5	-	-	176	0.5	11	23.4
Total	37,086	100.0	-	-	37,086	100.0	47	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, and overseas customers in the Philippines. The cost of the raw material is based on the market price at the time of purchase.

The increase in raw materials cost for the periods under review was in line with the increased sales of trading materials.

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the marine catch fresh.

Cost of revenue - Algae-based beverage products

Our cost of revenue comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	1,108	14.6	758	14.7	1,572	14.5	1,340	14.8
Packaging materials	5,141	67.7	3,524	68.4	7,323	67.8	6,127	67.9
Manufacturing overhead	1,343	17.7	873	16.9	1,911	17.7	1,561	17.3
Total	7,592	100.0	5,155	100.0	10,806	100.0	9,028	100.0

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as sugar and herbal powder. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 14.5% and 14.8% of our cost of revenue for the six months ended June 30, 2012 and 2011, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by changes in ingredient mix from time to time and the market price of the raw materials. The increase in raw materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices with a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 67.8% and 67.9% of our cost of revenue for the six months ended June 30, 2012 and 2011, respectively. The increase in packaging materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Manufacturing overhead

We utilize two third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We will use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	3,026	33.7	3,660	51.2	5,658	41.7	10,405	62.1
Marine catch	1,248	13.9	-	-	1,248	9.2	29	0.2
Algae-based beverage products	4,701	52.4	3,491	48.8	6,668	49.1	6,330	37.7
Total	8,975	100.0	7,151	100.0	13,574	100.0	16,764	100.0

Gross profit margin by profit

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	%	%	%	%
Processed seafood products	28.4	27.2	27.5	31.3
Marine catch	3.3	-	3.3	37.7
Algae-based beverage products	38.2	40.4	38.2	41.2
Total	14.6	32.4	17.8	34.4

Gross profit

Gross profit increased by 25.5% or $1.8 million, from $7.2 million for the three months ended June 30, 2011 to $9.0 million for the same period in 2012. Overall gross profit margin dropped by 17.8% from 32.4% for the three months ended June 30, 2011 to 14.6% for the same period in 2012. Gross profit margin for the processed seafood products operations increased from 27.2% for the three months ended June 30, 2011 to 28.4% for the same period in 2012 which was mainly due to the reduced headcount as a result of decreased scale of production and the change in the product mix, by which more products are sold with less packaging costs. Marine catch sales are deemed as opportunistic trading of frozen seafood in blocks and therefore the corresponding profit margin is dependent on the prevailing market conditions which could be fluctuated significantly from time to time. Gross profit margin for the algae-based beverage segment decreased from 40.4% to 38.2% for the same periods under review mainly due to the increased costs of raw materials and packaging materials.

Whereas gross profit dropped by 19.0% or $3.2 million, to $13.6 million for the six months ended June 30, 2012 comparing to the same period in 2011. Overall gross profit margin for the six months ended June 30, 2012 dropped from 34.4% to 17.8% for the same period in 2011. Gross profit margin for the processed seafood products operations decreased from 31.3% to 27.5%, which was mainly due to the decreased scale of production and the increased costs of raw materials and manufacturing overhead. Gross profit margin for the algae-based beverage segment was decreased from 41.2% to 38.2% for the same periods under review with similar reasons as explained above.

Depreciation and amortization

Depreciation and amortization accounted for approximately 1.8% and 2.7% of our total revenue for the six months ended June 30, 2012 and 2011, respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.5 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 17.4% and 11.3% of our total revenue for the six months ended June 30, 2012 and 2011, respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs to strengthen brand position and improve market awareness in both existing and new markets and cope with the marketing strategies associated with the beverage products. We have spent approximately $5.5 million in advertising campaigns including TV commercials and $6.6 million in promotional costs including subsidized products for promotional purposes, free gifts and other direct marketing events during the first half of 2012 to raise awareness of our processed seafood and algae-based beverage products. Accordingly, the number of sales staff has increased from 47 in 2010 to 135 as at June 30, 2012, of which 96 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses increased to approximately $1.7 million for the six months ended June 30, 2012 compared to $1.3 million for the six months ended June 30, 2011 and accounted for approximately 2.3% and 2.8% of our total revenue for the six months ended June 30, 2012 and 2011, respectively. The increase in the general and administrative expenses was mainly due to the increased legal and professional fees and the smaller reversal of allowance for doubtful accounts during the periods under review.

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

Rental income relates to the collection of rent on the 37 shop spaces at our factory in Dabao Industrial Zone. Majority of these rental contracts are based on a one-year lease term and only 1 rental contract is based on a four-year lease term. Interest income is earned from cash balances with banks as a result of operational cash inflow.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.2% of our total revenue for the six months ended June 30, 2012. During the last three quarters, a short-term loan of $7.2 million was drawn down for working capital needs and to maintain the effectiveness of the facility line with the bank.

Income before income tax

Our income before income tax decreased by $11.5 million or 143.3%, from $8.0 million income for the six months ended June 30, 2011 to $3.5 million loss for the same period in 2012. The decrease was mainly due to the combination of the decrease in overall gross profit of approximately $3.2 million and the increase in the sales and marketing expenses of approximately $7.8 million, as a result of the factors described above.

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

Income tax expenses for the six months ended June 30, 2012 and 2011 and were approximately $0.2 million and $1.4 million, respectively. The effective tax rates were -6.0% and 17.4%, respectively, for the periods under review.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of shareholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at June 30, 2012 amounted to approximately $17.4 million, with short-term loans of $7.2 million being drawn down during the last three quarters.

A summary of our cash flows for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
US$’000	2012	2011

Net cash provided by operating activities	12,881	27,013
Net cash used in investing activities	(1,193)	(4,949)
Net cash provided by (used in) financing activities	4,598	(224)
Net change in cash and cash equivalents	16,286	21,840
Foreign currency translation adjustment	495	948
Cash and cash equivalents at the beginning of the period	587	15,557
Cash and cash equivalents at the end of the period	17,368	38,345

Net cash provided by operating activities

Our net cash provided by operating activities for the six months ended June 30, 2012 amounted to approximately $12.9 million, which was a decrease of $14.1 million compared to net cash provided by operating activities for the same period in 2011. The decrease was mainly attributable to the net operating loss during the first half of 2012 and the difference in the decrease in accounts receivable of approximately $11.3 million and $31.3 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, our cash and cash equivalents increased to $17.4 million from $0.6 million at December 31, 2011 mainly as a result of additional sales, the collection of outstanding accounts receivable and additional borrowing of short-term loans. Our accounts receivable decreased to $57.3 million at June 30, 2012 from $68.6 million at December 31, 2011.

Net cash used in investing activities

For the six months ended June 30, 2012, our net cash used in investing activities was approximately $1.2 million which was mainly attributable to the additional costs for the construction of the cold storage facilities.

Net cash provided by (used in) financing activities

Our net cash provided by financing activities was approximately $4.6 million for the six months ended June 30, 2012, which was mainly attributable to the net borrowing of short-terms bank loans.

For the six months ended June 30, 2011, our net cash used in financing activities was approximately $0.2 million, which was mainly attributable to the repayment of amount due to a shareholder.

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

We have built cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We are financing the total estimated $27.3 million in land use rights and construction costs from funds generated by operations. The facilities have commenced operating since the end of July, 2012. We paid approximately $24.2 million in construction costs as at June 30, 2012 and the total estimated construction costs are approximately $25.0 million.

During the last three quarters, our wholly-owned subsidiary, Mingxiang, obtained short-term bank loans, which loans totaled $7.2 million as of June 30, 2012. The loans were drawn down for working capital needs and to maintain the effectiveness of the facility line with the bank. The short-term loans are due by February, April and May 2013, respectively, and we have the right to roll over the loans. The weighted average effective interest rate per annum was 6.23% for the period ended June 30, 2012, payable quarterly. Interest expenses for the three and six months ended June 30, 2012 were $105,815 and $141,121, respectively and none of the interest incurred was capitalized.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the six months ended June 30, 2012 and 2011 was $40,000 and $39,618, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $131,000 in total in the following two years.

Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction is completed in the third quarter of 2012. Total estimated construction costs are expected to be approximately $25.0 million. As of June 30, 2012, the Company recorded approximately $24.2 million as construction in progress. Hence the aggregated contingent payments related to the Third Party Contractor are approximately $0.8 million as of June 30, 2012.

Guarantees

As of June 30, 2012, Mingxiang was contingently liable as guarantor with respect to the loan of $475,519 (equivalent to RMB3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $475,519 (equivalent to RMB3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $792,531 (equivalent to RMB5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $792,531 (equivalent to RMB5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of June 30, 2012, the Company has not recorded any liabilities under these guarantees.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Six months ended June 30,
	2012	2011
	%	%
Sales
RMB	98.6	99.8
US dollars	1.4	0.2
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at June 30, 2012, the exchange rate was approximately US$1.00 to RMB6.3089. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risks

None.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2012.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2011, under the headings “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” which risks could materially affect our business, financial condition or future results. The material changes in our risk factors from those described in the Annual Report on Form 10-K are as follows:

RISKS RELATED TO OUR BUSINESS

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 94.5% and 90.6% of our total purchases of raw materials for the six months ended June 30, 2012 and 2011, respectively. Purchases from our top supplier of raw materials accounted for approximately 71.0% and 52.0% of our total purchases of raw materials for the six months ended June 30, 2012 and 2011, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Our new cold storage facility will be subject to a number of development risks, including risks of entering into new business.

We have built cold storage facilities adjacent to the fishing port in Shishi city with a capacity of approximately 20,000 tons. The facilities have commenced operating since the end of July, 2012. We intend to enter into a new line of business to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities.

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

On January 1, 2010, we purchased Xianghe, a beverage company, and entered into a new business segment where we needed to rely on the current management for the business acquired. Xianghe is a Fujian based manufacturer of the newly branded Hi-Power algae-based soft drinks. We did not have prior experience in the beverage business and the success of Xianghe is subject to all of the uncertainties regarding the development of a new business. Although we have started integrating the product into Mingxiang’s distribution network and further expanded the distribution into other untapped areas, there can be no assurance regarding the successful distribution and market acceptance of the beverage products. While we have successfully expanded sales of our beverage products from Fujian into Zhejang province and intend to expand our sales into additional untapped areas and have increased expenditures on advertising and promotions, our sales of algae-based products for the first six months of 2012 were lower than the forecasts on an annualized basis. If actual operating results of the drink business do not continue to improve as forecasted, the Company may be required to perform a full impairment analysis and record impairment charges in future quarters. Such an impairment charge would have a material adverse effect on the Company’s reported results.

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

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: August 14, 2012	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: August 14, 2012	Marco Hon Wai Ku, Chief Financial Officer
(Principal financial officer and principal accounting officer)

