Form 10-Q/A
period 2012-06-30
CHINA MARINE FOOD GROUP LTD
filed 2012-08-23
CIK 1099977

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Registration S-K. No other changes have been made to the 10-Q filed on August 14, 2012.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

OF

CHINA MARINE FOOD GROUP LIMITED

31.1*	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer
31.2*	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

 XBRL Exhibit**

101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with the 10-Q..

**	Furnished, not filed, herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: August 23, 2012	Pengfei Liu, Chief Executive Officer (Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: August 23, 2012	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer and principal accounting officer)