Form 10-Q
period 2012-09-30
CHINA MARINE FOOD GROUP LTD
filed 2012-11-14
CIK 1099977

U.S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: November 14, 2012, Common Stock: 29,722,976.

CHINA MARINE FOOD GROUP LIMITED.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

INDEX

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3 - 22

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23 - 38

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4:	Controls and Procedures	38 - 39

	PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	39

Item 1A:	Risk Factors	39 - 41

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3:	Defaults Upon Senior Securities	41

Item 4:	Mine Safety Disclosures	41

Item 5:	Other Information	41

Item 6:	Exhibits	41

	Signatures	42

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	6

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2012	7

Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2012	8 - 22

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,004,962	$586,914
Accounts receivable, net	25,592,080	68,643,678
Inventories	52,828,681	8,886,234
Prepaid expenses and other current assets	5,635,902	849,419

Total current assets	85,061,625	78,966,245

Property, plant and equipment, net	35,898,223	11,199,244
Land use rights, net	2,978,676	3,023,569
Construction in progress	-	22,923,143
Intangible assets, net	18,425,759	20,225,220
Goodwill	-	2,553,757

TOTAL ASSETS	$142,364,283	$138,891,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,735,559	$2,550,257
Accounts payable, trade	4,727,694	2,583,549
Amount due to a shareholder	46,615	50,361
Income tax payable	-	174,525
Accrued liabilities and other payables	4,214,689	3,424,288

Total current liabilities	17,724,557	8,782,980

Commitments and contingencies (see Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,722,976 and 29,697,976 shares issued and outstanding as of September 30, 2012 and December 31, 2011	29,723	29,698
Additional paid-in capital	50,097,677	50,074,952
Statutory reserve	9,696,177	9,696,177
Accumulated other comprehensive income	12,589,757	11,897,382
Retained earnings	51,869,983	58,053,435
Total China Marine Food Group Limited shareholders’ equity	124,283,317	129,751,644
Non-controlling interests	356,409	356,554
Total shareholders’ equity	124,639,726	130,108,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142,364,283	$138,891,178

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue, net
Processed seafood products	$14,974,488	$14,440,645	$35,534,875	$47,732,721
Marine catch	2,004,746	8,033,004	40,338,847	8,108,980
Algae-based beverage products	13,781,445	8,444,457	31,255,077	23,802,183
	30,760,679	30,918,106	107,128,799	79,643,884

Cost of revenue (inclusive of depreciation and amortization)
Processed seafood products	(10,434,366)	(10,468,698)	(25,335,659)	(33,355,105)
Marine catch	(1,919,388)	(7,599,621)	(39,005,493)	(7,646,971)
Algae-based beverage products	(8,459,448)	(5,153,109)	(19,265,702)	(14,181,468)
	(20,813,202)	(23,221,428)	(83,606,854)	(55,183,544)

Gross profit	9,947,477	7,696,678	23,521,945	24,460,340

Operating expenses:
Depreciation and amortization	(693,795)	(684,922)	(2,085,010)	(2,024,749)
Sales and marketing	(8,430,540)	(4,677,574)	(21,710,102)	(10,181,898)
General and administrative	(682,132)	(613,047)	(2,429,194)	(1,956,030)
Stock-based compensation	-	(705,157)	(667,246)	(1,368,531)
Goodwill impairment	(2,571,488)	-	(2,571,488)	-

TOTAL OPERATING EXPENSES	(12,377,955)	(6,680,700)	(29,463,040)	(15,531,208)

(LOSS) Income FROm operations	(2,430,478)	1,015,978	(5,941,095)	8,929,132

Other income (expenses):
Subsidy income	-	-	15,866	-
Rental income	50,556	26,907	149,085	75,134
Interest income	21,989	47,892	83,710	115,275
Interest expense	(142,322)	-	(283,443)	-
(LOSS) Income before income taxes	(2,500,255)	1,090,777	(5,975,877)	9,119,541

Income tax expense	-	(283,216)	(207,720)	(1,682,711)

NET (LOSS) INCOME	(2,500,255)	807,561	(6,183,597)	7,436,830

Less: net loss attributable to non-controlling interests	53	45	145	163

Net (LOSS) income attributable to China Marine Food Group Limited	$(2,500,202)	$807,606	$(6,183,452)	$7,436,993

Other comprehensive income:
- Foreign currency translation (loss) gain	(201,797)	1,425,259	692,375	3,787,888

COMPREHENSIVE (LOSS) INCOME	$(2,701,999)	$2,232,865	$(5,491,077)	$11,224,881

Net (loss) income per share attributable to China Marine Food Group Limited
- Basic	$(0.08)	$0.03	$(0.21)	$0.25
- Diluted	$(0.08)	$0.03	$(0.21)	$0.25

Weighted average shares outstanding
- Basic	29,715,911	29,695,150	29,703,998	29,452,996
- Diluted	29,715,911	29,695,150	29,703,998	29,452,996

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(6,183,597)	$7,436,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,405,530	2,248,254
Stock issued for service	22,750	51,800
Reversal of doubtful accounts	(216,340)	(108,336)
Loss on disposal of property, plant and equipment	-	22,045
Compensatory stock awards	-	2,646,000
Goodwill impairment	2,571,488	-
Changes in operating assets and liabilities:
Accounts receivable	43,267,938	21,667,348
Inventories	(43,942,447)	(6,866,217)
Prepaid expenses and other current assets	(4,786,483)	(2,409,978)
Accounts payable, trade	2,144,145	(182,884)
Income tax payable	(174,525)	(536,996)
Accrued liabilities and other payables	790,401	(1,497,187)

Net cash (used in) provided by operating activities	(4,101,140)	22,470,679

Cash flows from investing activities:
Purchase of property, plant and equipment	(172,991)	(26,045)
Cash paid to construction in progress	(1,974,826)	(8,213,324)

Net cash used in investing activities	(2,147,817)	(8,239,369)

Cash flows from financing activities:
Repayment of amount due to a shareholder	(3,746)	(211,714)
Proceeds from short-term borrowings	8,750,099	-
Repayment on short-term borrowings	(2,570,327)	-

Net cash provided by (used in) financing activities	6,176,026	(211,714)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(72,931)	14,019,596

Effect of exchange rate changes in cash and cash equivalents	490,979	1,740,730

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	586,914	15,556,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,004,962	$31,317,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$382,245	$2,219,707
Cash paid for interest	$283,443	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from construction in progress to property, plant and equipment	$24,897,969	$1,807,283

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	China Marine Food Group Limited shareholders’ equity
	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Non- controlling	Total shareholders’
	No. of shares	Amount	capital	reserve	income	earnings	interests	equity

Balance as of December 31, 2011	29,697,976	$29,698	$50,074,952	$9,696,177	$11,897,382	$58,053,435	$356,554	$130,108,198

Stock issued for service	25,000	25	22,725	-	-	-	-	22,750
Net loss for the period	-	-	-	-	-	(6,183,452)	(145)	(6,183,597)
Foreign currency translation adjustment	-	-	-	-	692,375	-	-	692,375

Balance as of September 30, 2012	29,722,976	$29,723	$50,097,677	$9,696,177	$12,589,757	$51,869,983	$356,409	$124,639,726

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future periods.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $1,004,708 and $538,132 as of September 30, 2012 and December 31, 2011, respectively, which amounts exclude Ocean Technology.

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

Inventories consist of frozen products from marine catch, processed seafood products, algae-based beverage products, ices and materials used in the manufacture of the Company’s products. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include purchased cost of raw materials, direct labor and manufacturing overhead costs. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of September 30, 2012 and December 31, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and nine months ended September 30, 2012 and 2011 were $210,472, $435,372 and $113,978, $332,708, respectively, which included $169,377, $312,045 and $73,254, $215,264 in cost of revenue.

Certain property, plant and equipment with original costs of $1,339,711 have become fully depreciated as of September 30, 2012.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Goodwill and intangible assets were the result of the acquisition of Xianghe. The activities of the algae-based drink business are considered as a separate reporting unit. Goodwill represents the cost of the acquired algae-based drink business in excess of the fair value of identifiable tangible and intangible net assets purchased. Intangible assets include trademarks and algae-based beverage know-how and are recorded at cost less accumulated amortization and any recognized impairment loss. The algae-based beverage know-how is amortized over its estimated useful life of 10 years on a straight-line basis, which coincides with the timing provided from the PRC protection guidelines for our product. For the year ended December 31, 2011, the Company engaged an independent valuation expert to assist in determining the fair value of the identifiable tangible and intangible net assets of the acquired business.

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performs an asset impairment test whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For the year ended December 31, 2011, the Company engaged an independent valuation expert to value the Company’s intangible asset balance related to the algae-based drink business reporting unit. The result of the assessment of the Company’s intangible assets indicated that its fair values exceeded its carrying amounts and that there had been no impairment of intangible assets.

For the nine months ended September 30, 2012, the algae-based drink revenues were lower-than-expected and the algae-based drink selling expenses were higher than expected compared to the forecasts on an annualized basis. The Company considered if these results were a triggering event (as defined under ASC 360-10-35-21) causing the Company to perform an intangible asset impairment analysis. The Company has significantly improved revenues during the second and the third quarters of 2012 compared to the disappointing results obtained during the first quarter of 2012. However, the Company incurred significant selling and marketing expenses for the nine months ended September 30, 2012 to support this revenue growth, which resulted in a significant operating loss for the algae-based drink business. As a result, the Company is performing an updated valuation of its drink business using updated forecasted results. Preliminary estimated results prepared by the Company indicate a fair market value which approximates the carrying value as of September 30, 2012 and do not indicate a probable impairment loss to the intangible assets. The Company will engage an independent valuation expert during the fourth quarter of 2012 to perform a full valuation of the algae-based drink business reporting unit. If the final valuation results indicate that an intangible asset impairment is necessary, this impairment will be recorded during the fourth quarter of 2012.

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. The Company early adopted Accounting Standard Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) during the year ended December 31, 2011. Goodwill is tested annually for impairment and the Company has selected the first day of its fourth quarter as its annual impairment testing date. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As discussed above, the Company experienced results significantly below forecasted expectations for its algae-based drink business during the nine months ended September 30, 2012. The Company considers these results as a triggering event.

In accordance with ASC 350-20-35-18, if an impairment is probable and can be reasonably estimated, the impairment should be recorded in the current reporting period. Accordingly, based on the preliminary results of the Company’s valuation of the drink business, the Company recorded a goodwill impairment loss of $2.6 million during the quarter ended September 30, 2012.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Amortization expense for the three and nine months ended September 30, 2012 and 2011 were $635,247, $1,909,230 and $626,974, $1,856,307, respectively. Using the current exchange rate, the estimated annual amortization expense is $2,541,392 for each of the five succeeding years.

Changes in the carrying amount of goodwill are as follows:

	September 30, 2012	December 31, 2011

Beginning balance	$2,553,757	$2,460,971
Goodwill impairment	(2,571,488)	-
Effect of foreign currency translation	17,731	92,786
Ending balance	$-	$2,553,757

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2012 and December 31, 2011.

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

The Company derives revenues from the processing, distribution and sale of processed seafood products, sale of marine catch and ices, and the sale and distribution of algae-based beverage products. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue from the sale of processed seafood products and algae-based beverage products upon receipt of the delivery confirmation provided by the distributor’s carrier and the title and risk of loss of the product has transferred to the distributor. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. The Company recognizes revenue from marine catch and ices when title has transferred to the buyer. The Company experienced no material product returns and recorded no reserve for sales returns for the period ended September 30, 2012 and December 31, 2011.

The Company offers sales incentives to customers based on yearly sales targets. These are non-cash incentives and are solely used for promotional activities purposes. These amounts of $883,313 are accrued as sales and marketing expenses as of September 30, 2012 during the same month revenue is recognized.

Rental income from operating leases on real estate properties is recognized on a straight-line basis over the lease period.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

For the period ended September 30, 2012 and December 31, 2011, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2012 and December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30,
	2012	2011
Period-end exchange rates RMB:US$1	6.3190	6.3885
Average exchange rates RMB:US$1 for three months period ended	6.3200	6.4034
Average exchange rates RMB:US$1 for nine months period ended	6.3085	6.4884

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The carrying value of financial items of the Company, included cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, short-term borrowings, accounts payable, amount due to a shareholder, income tax payable and accrued liabilities and other payables, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy.

The fair value of short-term borrowings and amount due to a shareholder as of September 30, 2012 was $8,735,559 and $46,615, respectively, which are identical to their carrying values.

The Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is expected to adopt this ASU no later than January 1, 2013. The Company has not yet determined the effect this ASU will have on the Company's annual impairment testing of intangibles.

NOTE - 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2012	December 31, 2011

Account receivable, at cost	$25,720,683	$68,988,621
Less: allowance for doubtful accounts	(128,603)	(344,943)
Account receivable, net	$25,592,080	$68,643,678

Changes in the allowance for doubtful accounts are as follows:

	September 30, 2012	December 31, 2011

Beginning balance	$344,943	$243,872
(Reversal of) Provision for doubtful accounts	(216,340)	101,071
Amounts written off	-	-
Ending balance	$128,603	$344,943

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE - 5	INVENTORIES

Inventories consisted of the following:

	September 30, 2012	December 31, 2011

Raw materials	$49,525,395	$3,982,617
Work-in-process	3,084,999	3,941,723
Finished goods	74,815	804,880
Packaging materials	143,472	157,014
Total	$52,828,681	$8,886,234

For the period ended September 30, 2012 and December 31, 2011, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE - 6	SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang, obtained short-term bank loans in the aggregate amount of $8,735,559 and $2,550,257 as of September 30, 2012 and December 31, 2011, respectively, from the Agricultural Bank of China and the China Construction Bank, registered financial institutions in the PRC. The short-term loans are due by January, February, April and May, 2013, respectively. The weighted average effective interest rate per annum was 6.59% and 5.49% for the period ended September 30, 2012 and December 31, 2011, respectively, payable quarterly. Interest expenses for the three and nine months ended September 30, 2012 and 2011 were $142,322, $283,443 and $nil, $nil, respectively and none of the interest incurred was capitalized.

NOTE - 7	AMOUNT DUE TO A STOCKHOLDER

As of September 30, 2012 and December 31, 2011, the amounts of $46,615 and $50,361 represented temporary advances for working capital purposes from a major shareholder and CEO, Mr. Liu, which were unsecured, interest free and repayable on demand.

NOTE - 8	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

September 30, 2012

20% share of equity interest in Xianghe	$508,711
Less: advance to a non-controlling shareholder of a subsidiary	(152,302)

Net amount	$356,409

Advance to a non-controlling shareholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE - 9	INCOME TAXES

For the period ended September 30, 2012 and 2011, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine Months Ended September 30,
	2012	2011
Tax jurisdiction from:
– Local	$-	$-
– Foreign	(5,975,877)	9,119,541

(Loss) income before income taxes	$(5,975,877)	$9,119,541

The provision for income taxes consisted of the following:

	Nine Months Ended September 30,
	2012	2011
Current:
– Local	$-	$-
– Foreign	207,720	1,682,711

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$207,720	$1,682,711

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

As of September 30, 2012, China Marine incurred $26,409 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $9,111 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended September 30, 2012 and 2011, respectively. As of September 30, 2012, Ocean Technology incurred $805,907 of net operating loss carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $132,975 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended September 30, 2012 and 2011. Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

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

The reconciliation of income tax rate to the effective income tax rate for the period ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011

(Loss) income before income taxes from PRC subsidiaries	$(5,858,641)	$9,228,116
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	(1,464,660)	2,307,029

Tax effect from tax holiday	131,094	(1,104,031)
Tax effect on net operating losses from PRC subsidiaries	406,071	1,483
Tax effect on non-taxable income	15,665	(9,965)
Tax effect on non-deductible expenses	1,119,550	488,195

Income taxes at effective rate	$207,720	$1,682,711

As of September 30, 2012, the PRC operation incurred $125,050 of net operating loss carryforwards available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $31,263 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

Tax Holiday

(Loss) income before income tax expense was ($5,975,877) and $9,119,541 for the period ended September 30, 2012 and 2011 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the period ended September 30, 2012 and 2011 was $207,720 and $1,682,711. The combined pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Nine Months Ended September 30,
	2012	2011

Amount of tax holiday effect	$(131,094)	$1,104,031
Tax holiday effect on basic (losses) earnings per share	$(0.004)	$0.037
Tax holiday effect on diluted (losses) earnings per share	$(0.004)	$0.037

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE - 10	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a)	Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended September 30, 2012 and 2011 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended September 30, 2012 and 2011.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$14,974,488	$2,004,746	$13,781,445	$30,760,679
Cost of revenue	(10,434,366)	(1,919,388)	(8,459,448)	(20,813,202)

Gross profit	$4,540,122	$85,358	$5,321,997	$9,947,477

Expenditure for long-lived assets	$1,016,259	$-	$-	$1,016,259

	Three Months Ended September 30, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$14,440,645	$8,033,004	$8,444,457	$30,918,106
Cost of revenue	(10,468,698)	(7,599,621)	(5,153,109)	(23,221,428)

Gross profit	$3,971,947	$433,383	$3,291,348	$7,696,678

Expenditure for long-lived assets	$3,290,384	$-	$-	$3,290,384

	Nine Months Ended September 30, 2012
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$35,534,875	$40,338,847	$31,255,077	$107,128,799
Cost of revenue	(25,335,659)	(39,005,493)	(19,265,702)	(83,606,854)

Gross profit	$10,199,216	$1,333,354	$11,989,375	$23,521,945

Expenditure for long-lived assets	$2,147,817	$-	$-	$2,147,817

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Expenditure for long-lived assets incurred for the period ended September 30, 2012 and 2011 mainly relates to the construction of a cold storage facility which is used for both processed seafood products and marine catch segments.

(b)	Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue, net
The PRC	$29,020,393	$30,918,106	$104,342,551	$79,567,908
Asia	1,740,286	-	2,786,248	75,976
Total revenue, net	$30,760,679	$30,918,106	$107,128,799	$79,643,884

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE - 11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

The following is a table summarizing the revenue from customers that individually represent greater than 10% of the total revenue for the nine months ended September 30, 2012 and their outstanding balances as at period-end dates.

	Nine Months Ended September 30, 2012
Customer	Revenue	Percentage of total revenue	Accounts receivable, net	Percentage of total accounts receivable, net

Customer A	$22,269,866	21%	$-	-
Customer B	17,915,168	17%	1,030,593	4%
Customer C	12,720,000	12%	6,999,979	27%
Customer D	12,255,096	11%	4,505,566	18%

Total:	$65,160,130	61%	$12,536,138	49%

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the nine months ended September 30, 2011, one customer represented more than 10% of the Company’s total revenue. This customer accounted for 10% of the Company’s revenue amounting to $8,032,033, with $9,218,126 of accounts receivable which represented 34% of total accounts receivable, net.

(b)	Major vendors

The following is a table summarizing the purchases from vendor that individually represent more than 10% of the total purchases for the period ended September 30, 2012 and their outstanding balances as at period-end dates.

	Nine Months Ended September 30, 2012
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade	Percentage of total accounts payable, trade

Vendor A	$47,611,631	46%	$-	-
Vendor B	17,934,864	17%	29,781	1%
Vendor C	15,850,878	15%	153,171	3%

Total:	$81,397,373	78%	$182,952	4%

The following is a table summarizing the purchases from vendor that individually represent more than 10% of the total purchases for the period ended September 30, 2011 and their outstanding balances as at period-end dates.

	Nine Months Ended September 30, 2011
Vendors	Purchases	Percentage of total purchases	Accounts payable, trade	Percentage of total accounts payable, trade

Vendor D	$14,694,252	35%	$-	-
Vendor C	8,374,456	20%	112,944	3%
Vendor B	6,049,934	15%	98,619	3%

Total:	$29,118,642	70%	$211,563	6%

(c)	Credit risk

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

NOTE – 12	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the nine months ended September 30, 2012 and 2011 was $60,000 and $59,618, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $111,000 in total in the following two years.

(b)	Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction was completed and commenced operations in July, 2012. Total construction costs are expected to be approximately $25.0 million. As of September 30, 2012, the Company has paid approximately $24.2 million in this connection. The aggregated retention payments related to the Third Party Contractor are approximately $0.8 million as of September 30, 2012.

(c)	Guarantees

As of September 30, 2012, Mingxiang was contingently liable as guarantor with respect to the loan of $474,759 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $474,759 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $791,264 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $791,264 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. As of September 30, 2012, Yu Ching has not repaid the interest portion of the debt.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

CHINA MARINE FOOD GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of September 30, 2012, the Company has not recorded any liabilities under these guarantees.

NOTE – 13	SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after September 30, 2012 up through the date we issued the condensed consolidated financial statements. During the period, we did not have any material recognizable subsequent event.

2.       Management's Discussion and Analysis of Financial Condition and Results of Operation

The following review concerns the nine months ended September 30, 2012 and 2011, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

For marine catch, we buy the marine catch from the suppliers and then sell to either trading companies or distributors on a direct basis as opportunistic purchases and sales according to the seasonality of respective seafood species. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, and overseas customers in the Philippines and Indonesia. The completion of the new cold storage facility in July 2012 helps to improve the capacity of conducting marine catch trading business in Fujian and also reduce storage and freezing costs. The facility is currently providing ice making services to the port area and the corresponding income is relatively immaterial compared to the revenues generated from trading of marine catch.

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

Sales of our processed seafood products accounted for approximately 48.6% and 46.7% of our total sales in the third quarter of 2012 and 2011, respectively. Trading of our marine catch accounted for approximately 6.6% and 26.0% of our total sales in the third quarter of 2012 and 2011, respectively. Sales of our algae-based beverage products accounted for approximately 44.8% and 27.3% of our total sales in the third quarter of 2012 and 2011, respectively. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

•	The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 74.6% and 73.0% of our total cost of revenue of processed seafood products in the third quarter of 2012 and 2011, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

•	Specifically, fishing activities in waters around the PRC are restricted in June and July each year to ensure sustainable aquatic resources. As such, some of our suppliers such as fishermen are restricted from fishing during this period due to the restrictions against fishing along the Taiwan Strait imposed by the PRC’s Ministry of Agriculture. There is no assurance that the PRC government may not impose more stringent fishing regulations, including but not limited to longer or more frequent periods that restrict fishing.

•	Any shortage or contamination in the supply of or increase in the prices of the raw materials for our processed seafood and algae-based beverage products will adversely affect our sales and profit margins.

•	In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and a dam collapse and damage to several nuclear reactors. Although to date the damage caused by the earthquake and tsunami have not damaged our access to raw materials, there can be no assurance that such access may not be affected. Even though government officials and health experts in Japan and China stated the doses of nuclear radiation leaks are low and not a threat to human health unless the tainted products are consumed in abnormally excessive quantities, concern of seafood contamination adversely affected our sales of seafood and algae-based beverage products as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan.

•	In May 2011, inspectors of the government of Taiwan detected dangerous levels of industrial plasticizers in sports drinks and soft drinks, used to substitute for palm oil as clouding agents in drinks, with levels far in excess of the daily allowed intake. One plasticizer, known as DEHP, is a possible carcinogen, and thought capable of wreaking havoc with children’s reproductive organs. Since then, the plasticizers have been found in a range of foods and drinks. China, Hong Kong, South Korea and the Philippines have recalled beverage bottles suspected of contamination imported from Taiwan. The beverage products sector in the East Asia region was adversely affected by the food scandal, and new legislation with higher food safety standard of beverage products may be implemented in the PRC. The DEHP crisis may affect our beverage products business as a result of any failure to comply with the new standard or adverse changes in the beverage products sector.

•	Our ability to maintain existing accreditations such as HACCP, ISO9001:2000, ISO14001:2004 and the EU Export Certification accreditations will affect our ability to maintain our presence in our existing market and to expand into new market territories.

•	Our ability to price our products competitively against existing competitors and new market entrants by achieving economies of scale.

•	Our ability to build on our established track record and reputation as a supplier of high quality processed seafood products and capability to deliver products in a timely manner.

•	Our ability to maintain existing business relationships and to secure new customers, which may be affected by the general economic or political conditions in our local and overseas markets.

•	Our ability to introduce new products to capture a wider group of consumers and to cater to different and changing consumers’ preferences.

•	Our ability to expand our drink business through marketing campaigns and penetration into new areas.

•	Our ability to respond successfully to changes in the highly competitive beverage marketplace domestically and internationally.

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

As at September 30, 2012, we employed 579 employees.

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

NEW BUSINESS DEVELOPMENT

Development of cold storage facilities

On November 6, 2009, we won the auction for the purchase of the 40-year use right of a land in Shishi City, Fujian. In September 2010, we entered into an agreement with a third party contractor to build cold storage facilities on the land with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We financed the total $27.3 million in land use rights and construction costs from funds generated by operations. The facilities commenced operations in July, 2012. Accordingly, we transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations.

We intend to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities. We are currently utilizing certain cold storage spaces on our own which do not only help to reduce storage costs but also are expected to improve margins for our current seafood segments as a result of bulk purchases at favorable prices.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products. The breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and nine months ended September 30, 2012 and 2011 are set out below:

Breakdown of our past performance by principal products and geographical region

Sales by product

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	14,975	48.6	14,441	46.7	35,535	33.2	47,733	59.9
Marine catch	2,005	6.6	8,033	26.0	40,339	37.6	8,109	10.2
Algae-based beverage products	13,781	44.8	8,444	27.3	31,255	29.2	23,802	29.9
Total	30,761	100.0	30,918	100.0	107,129	100.0	79,644	100.0

Sales by geographical region

	Three Months Ended September 30, 2012
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,353	9.0	-	-	-	-	1,353	4.4
Zhejiang	4,275	28.5	-	-	3,207	23.3	7,482	24.3
Fujian	8,695	58.1	265	13.2	10,574	76.7	19,534	63.5
Guangdong/ Shenzhen	652	4.4	-	-	-	-	652	2.1
Jiangsu/ Shanghai	-	-	-	-	-	-	-	-
Others	-	-	-	-	-	-	-	-
Total PRC	14,975	100.0	265	13.2	13,781	100.0	29,021	94.3
Asia (2)	-	-	1,740	86.8	-	-	1,740	5.7
Total	14,975	100.0	2,005	100.0	13,781	100.0	30,761	100.0

	Three Months Ended September 30, 2011
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,324	9.2	-	-	-	-	1,324	4.3
Zhejiang	5,839	40.4	-	-	1,838	21.8	7,677	24.8
Fujian	6,636	46.0	-	-	6,606	78.2	13,242	42.8
Guangdong/ Shenzhen	642	4.4	-	-	-	-	642	2.1
Others (1)	-	-	8,033	100.0	-	-	8,033	26.0
Total PRC	14,441	100.0	-	-	8,444	100.0	30,918	100.0
Asia	-	-	-	-	-	-	-	-
Total	14,441	100.0	8,033	100.0	8,444	100.0	30,918	100.0

	Nine Months Ended September 30, 2012
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	3,087	8.7	14,842	36.8	-	-	17,929	16.7
Zhejiang	11,650	32.8	-	-	6,324	20.2	17,974	16.8
Fujian	19,038	53.5	421	1.0	24,931	79.8	44,390	41.5
Guangdong/ Shenzhen	1,760	5.0	-	-	-	-	1,760	1.6
Jiangsu/ Shanghai	-	-	-	-	-	-	-	-
Others (1)	-	-	22,290	55.3	-	-	22,290	20.8
Total PRC	35,535	100.0	37,553	93.1	31,255	100.0	104,343	97.4
Asia (2)	-	-	2,786	6.9	-	-	2,786	2.6
Total	35,535	100.0	40,339	100.0	31,255	100.0	107,129	100.0

	Nine Months Ended September 30, 2011
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	4,122	8.6	-	-	-	-	4,122	5.2
Zhejiang	20,135	42.2	-	-	2,807	11.8	22,942	28.8
Fujian	20,200	42.3	-	-	20,995	88.2	41,195	51.7
Guangdong/ Shenzhen	2,182	4.6	-	-	-	-	2,182	2.7
Jiangsu/ Shanghai	1,090	2.3	-	-	-	-	1,090	1.4
Others (1)	4	0.0	8,033	99.1	-	-	8,037	10.1
Total PRC	47,733	100.0	8,033	99.1	23,802	100.0	79,568	99.9
Asia (2)	-	-	76	0.9	-	-	76	0.1
Total	47,733	100.0	8,109	100.0	23,802	100.0	79,644	100.0

(1)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.
(2)	Sales to Asia relate to exports to the Philippines.

Three months ended September 30, 2012 compared to three months ended September 30, 2011, and nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Sales

Our revenue decreased by approximately $0.1 million or 0.5% from $30.9 million for the three months ended September 30, 2011 to $30.8 million for the same period ended September 30, 2012. The decrease in revenue was mainly attributed to the decrease in sales of our marine catch, largely offset by the increase in sales of our algae-based beverage products. Sales of our processed seafood products increased by $0.5 million or 3.7% year over year to $15.0 million, whereas sales of algae-based beverage products increased by $5.3 million or 63.2% to $13.8 million for the same periods under review. Our marine catch segment realized sales of $2.0 million for the three months ended September 30, 2012, compared to $8.0 million for the same period in last year.

Our revenue during the nine months ended September 30, 2012 increased to $107.1 million by approximately $27.5 million or 34.5% compared to $79.6 million we realized during the nine months ended September 30, 2011. Sales of our processed seafood products decreased by $12.2 million or 25.6%, whereas sales of our marine catch segment increased by $32.2 million. Sales of our algae-based beverage products increased by $7.5 million or 31.3% to $31.3 million during the nine months ended September 30, 2012.

As a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan which occurred in March 2011, sales of processed seafood products have been significantly and adversely affected since the third quarter of 2011 and appear to be recovering in terms of revenues quarter over quarter during the first nine months of 2012. While we are confident that the seafood we use to produce our processed seafood products is safe, it is unclear how long it will take for consumer confidence in seafood products to normalize.

Calendar year ended December 31, 2012 is the third year in which we recognize sales of our algae-based beverage products since the acquisition of Xianghe on January 1, 2010. In 2010, our distribution network for the beverage segment was mainly Fujian province. After gaining experience in Fujian, we expanded our distribution into Zhejiang province in the third quarter of 2011. The growth from Fujian and Zhejiang has been adversely affected by the public concern over the plasticizer contamination in the beverage industry, as well as the lower-than-expected temperatures in the southern regions of China during the summer of 2011. As a result of our continuous contribution to the related sales and marketing campaigns, sales of our algae-based beverage products for the third quarter of 2012 increased by $5.3 million or 63.2% to $13.8 million compared to the third quarter of 2011. Given our expansion plan into additional untapped areas of the domestic market and our increased marketing expenditures, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to 93, as of September 30, 2012.

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

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood and algae-based beverage products operations, as well as the cost of our marine catch. The breakdown is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	10,434	50.1	10,468	45.1	25,336	30.3	33,355	60.4
Marine catch	1,919	9.3	7,600	32.7	39,005	46.7	7,648	13.9
Algae-based beverage products	8,460	40.6	5,153	22.2	19,266	23.0	14,181	25.7
Total	20,813	100.0	23,221	100.0	83,607	100.0	55,184	100.0

Cost of revenue - Processed seafood products

Our cost of revenue comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	7,784	74.6	7,642	73.0	18,633	73.5	24,350	73.0
Packaging materials	1,155	11.1	1,205	11.5	2,798	11.1	4,024	12.1
Direct labor	647	6.2	789	7.5	1,796	7.1	2,307	6.9
Manufacturing overhead	848	8.1	832	8.0	2,109	8.3	2,674	8.0
Total	10,434	100.0	10,468	100.0	25,336	100.0	33,355	100.0

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

Raw material costs accounted for approximately 73.5% and 73.0% of our cost of revenue for the nine months ended September 30, 2012 and 2011, respectively. The decrease in raw material costs for the periods under review was mainly due to our decreased production and sales of processed seafood products, whereas direct labor and manufacturing overhead are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

The percentage of raw materials cost as a proportion of the total cost of revenue is affected by the product mix of the relevant financial year and the market price of the raw materials. We mitigate the fluctuation in market prices of raw materials by bulk purchasing and stock management. We are able to stock up our raw materials when prices are lower, as we have our own cold storage facilities. This will ensure a steady supply of raw materials for the processing of seafood products throughout the year.

Packaging materials

Packaging materials accounted for approximately 11.1% and 12.1% of our cost of revenue for the nine months ended September 30, 2012 and 2011, respectively. The decrease was primarily because the rate of increase in direct labor costs and manufacturing overhead was higher than that in packaging costs for the periods under review. The decrease in packaging material costs for the periods under review was mainly due to the decreased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for approximately 7.1% and 6.9% of our cost of revenue for the nine months ended September 30, 2012 and 2011, respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products.

The total headcount for the processed seafood segment as at September 30, 2012 has decreased to 251 from 582 as of December 31, 2011, as a result of the decreased production and sales of processed seafood products. The decrease in direct labor costs for the third quarter of 2012 was mainly due to the reduction in headcount, partially offset by the increased wage rates during the first nine months of 2012 to cope with the market standard.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods. The decrease in manufacturing overhead for the periods under review was mainly due to the decreased production and sales of processed seafood products.

Cost of revenue - Marine catch

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	1,540	80.3	7,516	98.9	38,450	98.6	7,553	98.8
Other expenses	379	19.7	84	1.1	555	1.4	95	1.2
Total	1,919	100.0	7,600	100.0	39,005	100.0	7,648	100.0

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

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the marine catch fresh, and also the associated costs of ice making services.

Cost of revenue - Algae-based beverage products

Our cost of revenue comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	1,257	14.9	718	13.9	2,829	14.7	2,058	14.5
Packaging materials	5,697	67.3	3,538	68.7	13,020	67.5	9,665	68.2
Manufacturing overhead	1,506	17.8	897	17.4	3,417	17.8	2,458	17.3
Total	8,460	100.0	5,153	100.0	19,266	100.0	14,181	100.0

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as sugar and herbal powder. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 14.7% and 14.5% of our cost of revenue for the nine months ended September 30, 2012 and 2011, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by changes in ingredient mix from time to time and the market price of the raw materials. The increase in raw materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices with a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 67.5% and 68.2% of our cost of revenue for the nine months ended September 30, 2012 and 2011, respectively. The increase in packaging materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Manufacturing overhead

We utilize two third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We will use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	4,541	45.6	3,973	51.6	10,199	43.3	14,378	58.8
Marine catch	86	0.9	433	5.6	1,334	5.7	461	1.9
Algae-based beverage products	5,321	53.5	3,291	42.8	11,989	51.0	9,621	39.3
Total	9,948	100.0	7,697	100.0	23,522	100.0	24,460	100.0

Gross profit margin by profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	%	%	%	%
Processed seafood products	30.3	27.4	28.7	30.1
Marine catch	4.2	5.4	3.3	5.7
Algae-based beverage products	38.6	39.0	38.4	40.4
Total	32.3	24.8	22.0	30.7

Gross profit

Gross profit increased by 29.2% or $2.2 million, from $7.7 million for the three months ended September 30, 2011 to $9.9 million for the same period in 2012. Overall gross profit margin increased by 7.5% from 24.8% for the three months ended September 30, 2011 to 32.3% for the same period in 2012. The increase in gross profit margin for the three months ended September 30, 2012 compared to the same period in the prior year is highly related to the profit margin for our marine catch which is significantly lower than our other lines of business. When we have a substantial marine catch sale like we did during the three months ended September 30, 2011, our overall gross profit margin will decrease. Gross profit margin for the processed seafood products operations increased from 27.4% for the three months ended September 30, 2011 to 30.3% for the same period in 2012 which was mainly due to the reduced headcount as a result of decreased scale of production and the change in the product mix, by which more products are sold with less packaging costs. Marine catch sales are mainly deemed as opportunistic trading of frozen seafood in blocks and therefore the corresponding profit margin is dependent on the prevailing market conditions which could be fluctuated significantly from time to time. Gross profit margin for the algae-based beverage segment decreased from 39.0% to 38.6% for the same periods under review mainly due to the increased costs of raw materials, packaging materials and manufacturing overhead.

Whereas gross profit dropped by 3.8% or $0.9 million, to $23.5 million for the nine months ended September 30, 2012 comparing to the same period in 2011. Overall gross profit margin for the nine months ended September 30, 2012 dropped from 30.7% to 22.0% for the same period in 2011. Gross profit margin for the processed seafood products operations decreased from 30.1% to 28.7%, which was mainly due to the decreased scale of production and the increased costs of raw materials and manufacturing overhead. Gross profit margin for the algae-based beverage segment was decreased from 40.4% to 38.4% for the same periods under review with similar reasons as explained above.

Depreciation and amortization

Depreciation and amortization accounted for approximately 1.9% and 2.5% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.5 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 20.3% and 12.8% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs to strengthen brand position and improve market awareness in both existing and new markets and cope with the marketing strategies associated with the beverage products. We have spent approximately $8.0 million in advertising campaigns including TV commercials and $12.0 million in promotional costs including subsidized products for promotional purposes, free gifts and other direct marketing events during the nine months ended September 30, 2012 to raise awareness of our processed seafood and algae-based beverage products. Accordingly, the number of sales staff has increased from 47 in 2010 to 132 as at September 30, 2012, of which 93 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses increased to approximately $2.4 million for the nine months ended September 30, 2012 compared to $2.0 million for the nine months ended September 30, 2011 and accounted for approximately 2.3% and 2.5% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively. The increase in the general and administrative expenses was mainly due to increased legal and professional fees and provision for bonus during the period ended September 30, 2012.

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

Goodwill impairment

A goodwill impairment loss of $2.6 million was recorded during the quarter ended September 30, 2012 based on the preliminary results of the Company’s valuation of the drink business. Preliminary estimated results prepared by the Company indicate a fair market value which approximates the carrying value as of September 30, 2012 and do not indicate a probable impairment loss to the intangible assets. The Company will engage an independent valuation expert during the fourth quarter of 2012 to perform a full valuation of the algae-based drink business reporting unit.

Please refer to Note 3 of the accompanying financial statements for further details of goodwill and intangible assets.

Other income

Other income mainly relates to rental income and interest income.

Rental income relates to the collection of rent on the 37 shop spaces at our factory in Dabao Industrial Zone. Majority of these rental contracts are based on a one-year lease term and only 1 rental contract is based on a four-year lease term. Interest income is earned from cash balances with banks as a result of operational cash inflow.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.3% of our total revenue for the nine months ended September 30, 2012. During the last twelve months, a short-term loan of $8.7 million was drawn down for working capital needs and to maintain the effectiveness of the facility lines with the banks.

Income before income tax

Our income before income tax decreased by $15.1 million or 165.5%, from $9.1 million in income for the nine months ended September 30, 2011 to a $6.0 million loss for the same period in 2012. The decrease was mainly due to the combination of the decrease in overall gross profit of approximately $0.9 million, the increase in the sales and marketing expenses of approximately $11.5 million and a goodwill impairment loss of approximately $2.6 million, as a result of the factors described above.

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

Income tax expenses for the nine months ended September 30, 2012 and 2011 and were approximately $0.2 million and $1.7 million, respectively. The effective tax rates were -3.5% and 18.5%, respectively, for the periods under review.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of shareholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at September 30, 2012 amounted to approximately $1.0 million, with short-term loans of $8.7 million being drawn down during the last twelve months.

A summary of our cash flows for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30,
US$’000	2012	2011

Net cash (used in) provided by operating activities	(4,101)	22,471
Net cash used in investing activities	(2,148)	(8,239)
Net cash provided by (used in) financing activities	6,176	(212)
Net change in cash and cash equivalents	(73)	14,020
Foreign currency translation adjustment	491	1,740
Cash and cash equivalents at the beginning of the period	587	15,557
Cash and cash equivalents at the end of the period	1,005	31,317

Net cash (used in) provided by operating activities

Our net cash used in operating activities for the nine months ended September 30, 2012 amounted to approximately $4.1 million, which was a decrease of $26.6 million compared to net cash provided by operating activities for the same period in 2011. The decrease was mainly attributable to the net operating loss during the nine months ended September 30, 2012 and the difference in the increase in inventories of approximately $43.9 million and $6.9 million for the nine months ended September 30, 2012 and 2011, respectively, partially offset by the difference in the decrease in accounts receivable of approximately $43.1 million and $21.6 million for the same periods under review. Inventories were mainly composed of trading materials as of September 30, 2012.

As of September 30, 2012, our cash and cash equivalents increased to $1.0 million from $0.6 million at December 31, 2011 mainly as a result of additional sales, the collection of outstanding accounts receivable and additional borrowing of short-term loans, partially offset by the increase in trading materials. Our accounts receivable decreased to $25.6 million at September 30, 2012 from $68.6 million at December 31, 2011.

Net cash used in investing activities

For the nine months ended September 30, 2012, our net cash used in investing activities was approximately $2.1 million which was mainly attributable to the additional costs for the construction of the cold storage facilities.

Net cash provided by (used in) financing activities

Our net cash provided by financing activities was approximately $6.2 million for the nine months ended September 30, 2012, which was mainly attributable to the net borrowing of short-terms bank loans.

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

We have built cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We financed the total $27.3 million in land use rights and construction costs from funds generated by operations. The facilities commenced operations in July, 2012. Accordingly, we transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid approximately $24.2 million in construction costs as at September 30, 2012. The aggregated retention payments related to the Third Party Contractor are approximately $0.8 million as of September 30, 2012.

During the last twelve months, our wholly-owned subsidiary, Mingxiang, obtained short-term bank loans, which loans totaled $8.7 million as of September 30, 2012. The loans were drawn down for working capital needs and to maintain the effectiveness of the facility lines with the banks. The short-term loans are due by January, February, April and May 2013, respectively, and we have the right to roll over the loans. The weighted average effective interest rate per annum was 6.59% for the period ended September 30, 2012, payable quarterly. Interest expenses for the three and nine months ended September 30, 2012 were $142,322 and $283,443, respectively and none of the interest incurred was capitalized.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of 3 years with fixed monthly rentals expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the nine months ended September 30, 2012 and 2011 was $60,000 and $59,618, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $111,000 in total in the following two years.

Capital commitments

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor in September 2011 related to additional gross areas, machineries and equipment required for the facility. The construction was completed and commenced operations in July, 2012. Total construction costs are expected to be approximately $25.0 million. As of September 30, 2012, the Company has paid approximately $24.2 million in this connection. The aggregated retention payments related to the Third Party Contractor are approximately $0.8 million as of September 30, 2012.

Guarantees

As of September 30, 2012, Mingxiang was contingently liable as guarantor with respect to the loan of $474,759 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $474,759 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $791,264 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $791,264 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. As of September 30, 2012, Yu Ching has not repaid the interest portion of the debt.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of September 30, 2012, the Company has not recorded any liabilities under these guarantees.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Nine Months Ended September 30,
	2012	2011
	%	%

RMB	97.4	99.9
US dollars	2.6	0.1
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at September 30, 2012, the exchange rate was approximately US$1.00 to RMB6.3190. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risks

None.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2012.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2011, under the headings “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” which risks could materially affect our business, financial condition or future results. The material changes in our risk factors from those described in the Annual Report on Form 10-K/A are as follows:

RISKS RELATED TO OUR BUSINESS

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 96.1% and 87.5% of our total purchases of raw materials for the nine months ended September 30, 2012 and 2011, respectively. Purchases from our top supplier of raw materials accounted for approximately 45.5% and 35.3% of our total purchases of raw materials for the nine months ended September 30, 2012 and 2011, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Our new cold storage facility will be subject to a number of development risks, including risks of entering into new business.

We have built cold storage facilities adjacent to the fishing port in Shishi city with a capacity of approximately 20,000 tons. The facilities commenced operations in July, 2012. We intend to enter into a new line of business to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities.

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

On January 1, 2010, we purchased Xianghe, a beverage company, and entered into a new business segment where we needed to rely on the current management for the business acquired. Xianghe is a Fujian based manufacturer of the newly branded Hi-Power algae-based soft drinks. We did not have prior experience in the beverage business and the success of Xianghe is subject to all of the uncertainties regarding the development of a new business. Although we have started integrating the product into Mingxiang’s distribution network and further expanded the distribution into other untapped areas, there can be no assurance regarding the successful distribution and market acceptance of the beverage products. While we have successfully expanded sales of our beverage products from Fujian into Zhejang province and intend to expand our sales into additional untapped areas and have increased expenditures on advertising and promotions, our sales of algae-based products for the first nine months of 2012 were lower-than-expected compared to the forecasts on an annualized basis. The Company considered if these results were a triggering event (as defined under ASC 360-10-35-21) causing the Company to perform an intangible asset impairment analysis. The Company has significantly improved revenues during the second and the third quarters of 2012 compared to the disappointing results obtained during the first quarter of 2012. However, the Company incurred significant selling and marketing expenses for the nine months ended September 30, 2012 to support this revenue growth, which resulted in a significant operating loss for the algae-based drink business. As a result, the Company is performing an updated valuation of its drink business using updated forecasted results. Preliminary estimated results prepared by the Company indicate a fair market value which approximates the carrying value as of September 30, 2012 and do not indicate a probable impairment loss to the intangible assets. The Company will engage an independent valuation expert during the fourth quarter of 2012 to perform a full valuation of the algae-based drink business reporting unit. If the final valuation results indicate that an intangible asset impairment is necessary, this impairment will be recorded during the fourth quarter of 2012.

In accordance with ASC 350-20-35-18, if an impairment is probable and can be reasonably estimated, the impairment should be recorded in the current reporting period. Accordingly, based on the preliminary results of the Company’s valuation of the drink business, the Company recorded a goodwill impairment loss of $2.6 million during the quarter ended September 30, 2012.

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

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Pengfei Liu, Chief Executive Officer
Dated: November 14, 2012	(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: November 14, 2012	(Principal financial officer and principal accounting officer)

