Form 10-K/A
period 2011-12-31
CHINA MARINE FOOD GROUP LTD
filed 2012-12-14
CIK 1099977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

XBRL Exhibits 101 incorporated by reference from Form 10-K/A filed March 28, 2012.

Explanatory Note

This amendment No.2 on Form 10-K/A (“Amendment No.2”) amends the Annual Report on Form 10-K/A (“Amendment No.1”) for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012. We are filing this Amendment No.2 solely to revise the disclosure on “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to remove TradeLink Securities, LLC as a beneficial owner of more than 5% of the registrant’s Common Stock. Except for this change, no other change has been made to the Amendment No.1, including the financial statements. This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Amendment No.1 or modify or update disclosures made in the Amendment No.1.

China Marine Food Group Limited

FORM 10-K/A

(Amendment No. 2)

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

XBRL Exhibit

101.INS† XBRL Instance Document. *

101.SCH† XBRL Taxonomy Extension Schema Document.*

101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB† XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document*

*Incorporated by reference from Form 10K/A filed on March 28, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: December 13, 2012	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: December 13, 2012	(Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Pengfei Liu
Dated: December 13, 2012	Pengfei Liu, Chief Executive Officer, Secretary & Director
(Principal executive officer)

/s/ Marco Hon Wai Ku
Dated: December 13, 2012	Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer and principal accounting officer)

/s/ Weipeng Liu
Dated: December 13, 2012	Weipeng Liu, Director

/s/ Xiaochuan Li
Dated: December 13, 2012	Xiaochuan Li, Independent Director

/s/ Changhu Xue
Dated: December 13, 2012	Changhu Xue, Independent Director

/s/ Honkau Wan
Dated: December 13, 2012	Honkau Wan, Independent Director

