Form 10-K
period 2012-12-31
CHINA MARINE FOOD GROUP LTD
filed 2013-03-26
CIK 1099977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14,516,829 based on the June 29, 2012 closing sale price of $0.84 as reported on the NYSE MKT.

As of March 14, 2013, there were 29,722,976 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

China Marine Food Group Limited

FORM 10-K

For the Year Ended December 31, 2012

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

PART I

ITEM 1.  BUSINESS

Overview

Through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology’) and its subsidiaries, Shishi Rixiang Marine Food Co., Ltd. (“Rixiang”), Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Huabao Jixiang Water Products Co., Ltd. (“Jixiang”) and Shishi Xianglin Trading Co., Ltd. (“Xianglin”), we engage in the business of processing, distribution and sale of processed seafood-based snack foods, as well as the sale of fresh and frozen marine catch and ices. In 2010, we also became a manufacturer of algae-based soft drinks through our acquisition of Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”), which is also an operating subsidiary of Ocean Technology. Our objective is to establish ourselves as a leading producer of processed seafood and algae-based beverage products in the PRC and overseas markets.

Our dried and flavored seafood-based snack foods are predominantly sold under our registered trademark, the “Mingxiang” brand. These products are sold to 18 exclusive distributors in certain provinces in the PRC, including Fujian, Guangdong, Shandong and Zhejiang which in turn sub-distributed to about 3,500 retail points in the PRC (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces. Founded in 1994, China Marine has grown steadily and positioned its “Mingxiang” brand as a category leader. We have received “China Well-Known Trademark”, “Famous Brand” and “Green Food” awards. Our marine catch is sold to trading companies and distributors in Fujian, Shandong and Liaoning provinces, and overseas customers in the Philippines.

Our business premises, including our production plant, cold storage facility, office tower and staff dormitory, are located close to Xiangzhi Port, the largest fishing port in Fujian province, which is one of the largest coastal provinces in the PRC and a vital navigation hub between the East China Sea and the South China Sea.

On January 1, 2010, Mingxiang acquired shares representing 80% of the registered capital stock of Xianghe. Xianghe is a manufacturer of the branded Hi-Power algae-based soft drinks. Xianghe developed a network of distributors, initially in Fujian and later in Zhejiang provinces. The distributors, who have exclusive territories, sell Hi-Power to retail food stores, restaurants food supply dealers and the hospitality industry. The algae-based beverage products are sold to seven exclusive distributors and in turn sub-distributed to about 14,000 retail points in Fujian and Zhejiang provinces.

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

In 1999, we completed the construction of our initial cold storage facilities. These new cold storage facilities increased the shelf-life of and enabled the prolonged storage of the raw materials, works-in-progress and finished products of our processed seafood products. With the cold storage facilities, we became less susceptible to seasonal fluctuations in market demand and supply of raw materials and products. This significantly increased our processed seafood production capacity.

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

In November 2009, Mingxiang won the auction for the purchase of the 40-year use right of a land parcel in Shishi City, Fujian.  Covering an area of 8,691.4 sq. m., the land is located alongside the fishing port and near the Company’s processing facilities in Shishi City. In the third quarter of 2010, we commenced building a new cold storage facility on the land with a capacity of approximately 20,000 tons. The construction was completed and commenced operations in July 2012. See “Description of Business - Production Facilities and Process.”

In November 2009, Mingxiang entered into a Credit or Share Purchase Option Agreement (the “Option Agreement”) with Qiu Shang Jing, the former sole shareholder of Xianghe. Under the Option Agreement, Mingxiang loaned Xianghe RMB180,500,000 (approximately $26,400,000). In consideration for the loan, Mingxiang received the option to buy shares from Mr. Qiu representing eighty percent (80%) ownership of Xianghe. The purchase price payable to Mr. Qiu consisted of RMB9,500,000 (approximately $1,400,000) payable by Mingxiang and RMB180,500,000 (approximately $26,400,000) payable by Xianghe. On January 1, 2010, Mingxiang exercised its option to acquire eighty percent (80%) of the registered capital stock of Xianghe. Xianghe began its operations in June 2009. We expanded the distribution of Hi-Power in both Fujian and Zhejiang provinces to about 14,000 retail points by the end of 2012.

In 2012, our “Mingxiang” brand was recognized as a “China Well-Known Trademark” award by the State Administration for Industry and Commerce.

We have grown from a domestic market-oriented seafood enterprise with over 80 employees in 2003 into a medium-sized nationwide seafood enterprise with advanced processing facilities and machineries and cold storage facilities. As of December 31, 2012, we had 517 employees.

OUR PRINCIPAL PRODUCTS AND THE MARKET

We are a seafood producer engaged in the processing, distribution and sale of processed seafood products under our “Mingxiang” brand, as well as the trading of marine catch and ices. In 2010, we also became a manufacturer of algae-based soft drinks through our acquisition of Xianghe.

Our business philosophy may be summarized in the following phrase:

“To achieve benefits through innovation, and to develop new markets through branding”

Our objective is to establish ourselves as a leading producer of processed seafood and algae-based beverage products in the PRC and overseas markets.

Processed Seafood Products

Using a combination of Japanese traditional seafood processing methods and modern scientific seafood processing techniques, as of December 31, 2012, our product development efforts have yielded 27 processed seafood products comprising dried seafood products such as roasted squid, roasted file fish, roasted prawns, shredded roasted squid, barbecued squid, sliced barbecued squid, sliced roasted octopus, spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head. Our production facilities are located at Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province, occupying a total land area of 17,600 sq. m. The principal processing facilities include cold storage facilities with a capacity of 2,020 tons. We have four production lines for the processing of our roasted file fish, roasted prawns, shredded roasted squid and roasted squid and one production line for frozen processed seafood products. In 2012, our modern cold storage facility with a capacity of 20,000 tons commenced operations. The new facility is located alongside the fishing port and near our processing facilities in Shishi City.

We have established sales networks in various large and medium sized cities in the PRC.  Although our current export sales were not significant comparing to our domestic sales, we believe we will have more opportunities to trade with overseas customers. Our dried processed seafood products are mainly sold in retail points in Fujian and Zhejiang provinces and their surrounding areas, and through our sales network through 18 distributors, each of whom have its own sales network and are authorized by us to distribute our products exclusively in a specific vicinity. We intend to continue our marketing efforts in the PRC in view of its potential opportunities and attractive returns.

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

Marine Catch

Starting from 2008, we did not charter any fishing vessels nor harvest the marine catch ourselves. Instead, we buy the marine catch from the suppliers and then sell to customers or trading companies on a direct basis. Trading of marine catch is performed as opportunistic purchases and sales of frozen seafood materials and therefore the sales volume could fluctuate significantly from time to time. The marine catch is predominantly sold to trading companies and distributors in Fujian, Shandong and Liaoning provinces and to overseas customers in the Philippines.

In 2012, we commenced providing ice making services to the port area after completion of the new cold storage facilities but the related income is relatively immaterial compared to the revenues generated from trading of marine catch.

Algae-based Beverage Products

Our branded “Hi-Power” algae-based soft beverage product was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Science in coordination with Xianghe’s founder, Qiu Shang Jing. Hi-Power beverage is marketed as a high-protein drink, low in calories and fat. Our target market focuses on middle class health-conscious consumers in China’s fast-growing beverage market. We have developed a network of exclusive distributors in China’s Fujian and Zhejiang provinces, which sell our Hi-Power beverage product to retail food stores, restaurant food supply dealer and hospitality industry in their respective distribution territories. The algae-based beverage products are sold to seven exclusive distributors and in turn sub-distributed to about 14,000 retail points located in these two provinces. We intend to expand distribution of the Hi-Power soft drinks to other parts of the PRC.

Our Products

Our products can be divided into three main categories, namely (1) processed seafood products; (2) marine catch; and (3) “Hi-Power” algae-based beverage products. The production of the processed seafood products, marine catch and algae-based beverage products are undertaken by one of our subsidiaries, either Rixiang or Mingxiang.

The following table sets out some of our main products, as well as the main markets in which they are sold:

Products	Products / Species	Main Markets in the PRC	Foreign Markets
Processed Seafood Products	Roasted file fish Jingdu roasted fish Barbecued squid Roasted prawn Barbecued baby squid Sliced shredded squid Sliced octopus Sliced squid	Fujian Province Zhejiang Province Shandong Province Guangdong Province Greater Shanghai Region till April 2011	N/A
Marine Catch	Squid (Loligo bleekeri) Horse mackerel	Fujian Province Shandong Province Lianoing Province	The Philippines
“Hi-Power” Algae-Based Beverage Products		Fujian Province Zhejiang Province	N/A

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

The main dried processed seafood products manufactured by us are roasted file fish, barbecued squid and roasted prawn.

The ingredients used in the production of our dried processed seafood products are fresh seafood (such as fish, prawns and squids), natural flavoring, sugar, salt and spices.

Marine Catch

The principal species of marine catch sold by our Company are as follows:

Squid (Loligo bleekeri)

Squids are commonly found in the seas of the Taiwan Strait and Pacific Ocean. Squid contains many nutrients such as proteins, fats, carbohydrate, calcium and phosphorus. Its fine taste and springy texture makes the squid a popular food with consumers.

“Hi-Power” Algae-Based Beverage Products

“Hi Power” drink is high in protein and low in calories and fat, which provides the consumers a combination of immune system benefits, improved digestion and reductions in hyperglycemia and hypertension.

Production Facilities and Process

The production of our dried and frozen processed seafood products is carried out at our production facilities in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province. At December 31, 2012, we own four production lines for the manufacture of dried processed seafood products and one production line for the manufacture of frozen processed seafood products. After the upgrade of our production facilities in 2009, the maximum annual production capacities of our production lines increased to about 19,000 tons of dried processed seafood products and 1,000 tons of frozen processed seafood products. The construction of our new facilities was completed and commenced full operations by the third quarter end of 2009. We also own cold storage facilities at this address with cold storage capacity of 2,020 tons.

On November 6, 2009, Mingxiang won the auction for the purchase of the 40-year use right of a land parcel in Shishi City, Fujian. Covering an area of 8,691.4 sq. m., the land is located alongside the fishing port and near our processing facilities in Shishi City. The fishing port in Shishi is one of the five largest fishing ports in the PRC. The cold storage facility was built on the land, with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh seafood catch to be processed into seafood products. This facility commenced operations in July 2012. We financed the total $27.3 million in land use rights and construction costs from funds generated by operations.

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

“Hi-Power” Algae-Based Beverage Products

The “Hi-Power” beverage products are produced for us by one manufacturer. The key stages of the production process for our “Hi-Power” algae-based beverage products are as follows:

1.	Procurement of raw materials. Choose and buy natural algaes as raw materials from unpolluted sea areas.

Samples are taken from each batch of raw materials by way of random sampling and sent to the quality control department where physical (e.g. visual inspection), chemical and micro-organism tests are conducted. Raw materials that cannot meet our requirements are rejected.

2.	Cleaning. The algaes are cleaned to remove sediment and impurities.

3.	Stewing. The algaes are stewed in water at ratio of 30:70 at 80°C for 3 to 5 hours.

4.	Enzymolysis. Adding a certain amount of enzyme into stewed algae juice for enzymolysis at 50-60°C for 1 to 2 hours.

5.
Filtration and decolorization. After enzymolysis, the stewed algae juice is filtered in the ultrafiltration machine. The filtered algae juice will become clear, transparent and free from impurities. The transparent algae juice will then be pumped into the resin tank for process of decolorization.

6.	Blending. The processed algae juice is blended with the extract of bamboo leaves, licorice and other auxiliary materials in accordance with a pre-defined formula.

7.	Heating and homogenizing. Using the tubular heater to heat the blended algae juice at 80-90°C for 5-10 seconds and then put it into the homogenizer at 20Mpa.

8.	Filtration. Put the drinks into 1μ filter for filtration.

9.	Canning. Washing the can, before canning and sealing by using the automated canning machine.

10.	Sterilization. Sterilizing the canned drinks with a sterilizing pot. Temperature should be controlled at 125°C for 15 minutes.

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

DISTRIBUTION

PROCESSED SEAFOOD PRODUCTS

Sales and Marketing

Our sales and marketing team comprises 37 employees, headed by our Executive Chairman, Director and CEO Mr. Pengfei Liu. The team is responsible for monitoring domestic sales, which includes co-coordinating orders from customers as well as distributing our products to the customers.

Distribution Network

We have established a wide distribution network which allows us to maintain our competitiveness in the industry. As of December 31, 2012, we had 18 distributors in certain provinces in the PRC, including Fujian, Guangdong, Shandong and Zhejiang, as follows:

Province	No. of Distributors
Fujian	8
Guangdong	1
Shandong	1
Zhejiang	6
Other	2
Total	18

These distributors in turn sub-distribute our dried processed seafood products to about 3,500 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces.

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

We usually appoint one exclusive distributor to cover a specific county, district, city or province. Under the distributorship agreements, our distributors are obliged to price and sell our products in accordance with the indicative prices which we provide, and are not permitted to arbitrarily adjust the sale price of the products except for the purposes of product promotions. The distributors must also duly carry out market operation activities and promotional methods which are jointly developed with us, and to bear the costs of its own advertisements and marketing activities. The distributorship agreements also contain provisions for the protection of our intellectual property rights.

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

We advertise our products regularly through in-store advertising campaigns, free tasting and outdoor billboards. We also participate in exhibitions in the PRC such as the China Export Trade Fair and the China Seafood Exposition.

“HI-POWER” ALGAE-BASED BEVERAGE PRODUCTS

Sales and Marketing

Our sales and marketing team, which decreased to 81 employees in 2012 from 134 in 2011, is headed by our Executive Chairman, Director and CEO Mr. Pengfei Liu. The team is responsible for developing and implementing the Company’s overall development and promotional strategy for our algae-based beverage products, which includes co-coordinating orders from customers as well as distributing our products to the customers.

We increased our advertising and promotional costs in 2012 to strengthen brand position and improve market awareness in both existing and new markets and cope with the marketing strategies associated with the beverage products. We spent approximately $9.2 million in advertising campaigns, including TV commercials, and $15.6 million in promotional costs including subsidized products for promotional purposes, free gifts and other direct marketing events in 2012 on both the beverage products and the processed seafood products.

Distribution Network

We have developed a network of seven distributors with exclusive territories in Fujian and Zhejiang provinces, which distributors distribute the Hi-Power products to about 14,000 retail points, including retail food stores, restaurant food supply dealers and the hospitality industry. Distributors of our algae-based drinks must adhere to the same stringent selection process used for dried seafood distributors.

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

To the best of our knowledge, our principal competitors within the PRC are the following major seafood product manufacturers in the PRC:

Business	Principal Competitors
Dried and Frozen Processed Seafood Products	(1) China Aquatic Zhoushan Marine Fisheries Corporation; and (2) Liaoning Dalian Seafood Industry Group Co., Ltd. Both in terms of their size and operations.

Marine Catch	(1) Fujian Seafood Industry Co., Ltd; and (2) Fujian Huayang Aquatic Products Group Co., Ltd. Both in terms of their geographical proximity to our customer base.

“Hi-Power” Algae-Based Beverage Products	No direct competitor.

There may be companies based in other countries which offer a similar product range as we do but which currently operate in different markets from us. In the future, we may face competition from these companies as we expand into their markets and vice versa.

Competitive Strengths

We believe that our competitive strengths are as follows:

1.	We have a wide distribution network

We have established a wide distribution network for our processed seafood products which allows us to maintain our competitiveness in the industry. We have 18 exclusive distributors in certain provinces in the PRC such as Fujian, Guangdong, Shandong and Zhejiang. These distributors in turn sub-distribute our dried processed seafood products to about 3,500 retail points (including major supermarkets and retailers such as Wal-Mart and Carrefour) throughout these provinces.

With respect to Hi-Power, we have developed a network of distributors with exclusive territories in Fujian and Zhejiang provinces which in turn sub-distribute Hi-Power to about 14,000 retail points, including retail food stores, restaurants food supply dealers and the hospitality industry.

Please refer to the section “Major Customers” for further details.

2.	We have an established brand name and track record

We have been involved in the production of processed seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “China Well-Known Trademark” and “Famous Brand” award. In addition, we have also obtained the “Green Food” award in respect of our roasted file fish, shredded roasted squid, roasted king prawn and frozen fish products. This attests to the established standing of our “Mingxiang” brand and the high quality of our products. We have also received several other awards and accreditations as described in the section “Awards and Certifications”. We believe such accolades attest to our established reputation in the industry.

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

We have been awarded HACCP certification and have obtained the EU export registration. The certification and registration would enable us to export our products to the US and the EU, respectively, should we choose to export our products. In addition, our products, namely our roasted file fish, shredded roasted squid, roasted squid, roasted prawn and frozen fish have been certified as “Green Food”, a recognition that the production of our products is carried out under certain sanitary conditions with limited use of chemical additives. We believe we are one of the first companies in the seafood industry in Fujian province to be awarded this certification, which is a further testament to the quality of our products.

4.	We have a strong leadership as well as a dedicated and experienced management and procurement team

Our Company is led by our Executive Chairman and CEO, Pengfei Liu, who has more than 30 years of experience in the seafood industry. Mr. Liu’s drive and passion have been instrumental in our success to-date. He has conceptualized and implemented our strategies in the past and successfully led us in our transition from a small and local seafood enterprise to a nationwide seafood enterprise with advanced seafood processing and cold storage facilities.

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

Besides, Hi-Power was developed by the Yellow Sea Fisheries Research Institute Chinese Academy of Fishery Sciences in coordination with the founder of Xianghe, Qiu Shang Jing, who had been engaged in the natural algae industry for over 10 years and had significant expertise with algae products prior to his sale of Xianghe to us. We rely on executives and managers with extensive beverage knowledge and experience to run the business.

5.	We have established strong relationships with our customers / distributors

We have maintained close working relationships with our customers who are reputable distributors of processed seafood products. Our relationships with some of our PRC customers and distributors have been established for more than ten years. In particular, we have enjoyed good relationships with, among others, Qingdao Haizhan Seafood Co., Ltd. (“Qingdao Haizhan”), Wenzhou Rixin Foodstuff Co., Ltd. (“Wenzhou Rixin”), and Zhejiang Ruian Laodu Seafood Wholesale Proprietor (“Zhejiang Ruian Laodu”), for an average of approximately 16 years.

Qingdao Haizhan is in the business of distributing dried and frozen seafood products. To the best of our knowledge, Qingdao Haizhan has a distribution network of over 1,108 retailers and a sales workforce of about 92 people.

Wenzhou Rixin is a distributor of dried seafood in Wenzhou City, Zhejiang Province. To the best of our knowledge, Wenhou Rixin has a distribution network of about 1,139 retailers and a sales workforce of about 102 people.

Zhejiang Ruian Laodu is a large distributor of dried seafood in Ruian City, Zhejiang Province. To the best of our knowledge, Zhejiang Ruian Laodu has a distribution network of about 637 retailers and a sales workforce of about 71 people.

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

MAJOR SUPPLIERS

The following table sets out our five major suppliers for processed seafood products, marine catch and algae-based beverage products for the years ended December 31, 2012 and 2011:

	As a Percentage of Our Purchases (%)
	Year Ended December 31,
	2012	2011

Dalian Rich Seafood Co., Ltd.	43.0	-
Shishi City Fugui Seafood Products Trading Proprietor	17.5	11.0
Shishi City Dongfan Seafood Products Trading Proprietor	15.8	14.4
Jinjiang City Shenhu Town Hongyuan Seafood Products Trading Proprietor	10.3	-
Shishi City Shishi City Huali Seafood Products Trading Proprietor	9.1	-
Dalian Ocean Fishery Group of Corporations	-	38.2
Dalian Kangwei Trading Company Limited	-	17.2
Shishi City Tianwang Seafood Products Trading Proprietor	-	7.2
TOTAL	95.7	88.0

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

Though certain of our major suppliers accounted for more than 10% of our total purchases individually for the fiscal year ended December 31, 2012, we believe we are able to source our raw materials from alternative suppliers should the need arise.

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

MAJOR CUSTOMERS

The following table sets out our major customers accounting for 5.0% or more of our sales of processed seafood products, marine catch and algae-based beverage products for the years ended December 31, 2012 and 2011:

		As a Percentage of Our Sales (%)
		Year Ended December 31,
	Products	2012		2011

Dalian Jiyang Import and Export Co., Ltd. (1)	Marine catch	23.5		25.3
Qingdao Haizhan Seafood Co., Ltd. (2)	Dried processed seafood products	12.3		-	(6)
Fuzhou Xinxutai Trading Ltd. (3)	Dried processed seafood and beverage products	11.2		6.6
Xiamen Wansong Commercial and Trading Ltd. (4)	Dried processed seafood and beverage products	10.8		6.1
Zhejiang Haoye Trading Ltd. (5)	Dried processed seafood and beverage products	7.9		-	(6)
Qingdao Xinqinghua Seafood Products Company (2)	Marine catch	-	(6)	9.2
TOTAL		65.7		47.2

Notes:

(1)
Dalian Jiyang Import and Export Co., Ltd. is a trader of goods and import of technology in China, and has, to the best of our knowledge, a distribution network of about 19 retailers and a sales workforce of about 8 people. It has been our customer since 2008.

(2)
Qingdao Xinqinghua Seafood Products Company is a trader of fresh seafood in Qingdao City, Shandong Province. It sources and purchases supplies for Korean fishery companies and has been our customer since 1996. Besides, the company owns 100% of Qingdao Haizhan Seafood Co., Ltd., another major customer. Qingdao Haizhan Seafood Co., Ltd. deals in dried and frozen seafood products and, to the best of our knowledge, has a distribution network of over 1,108 retailers and a sales workforce of about 92 people. It has been our customer since 1996, but in 2011 accounted for less than five percent of our sales. Our sales to Qingdao Haizhan Seafood Co., Ltd. have increased as it expanded its sales network to include supermarkets, which have resulted in increased orders from them. We believe that we will be less reliant on Qingdao Haizhan Seafood Co., Ltd. and Qingdao Xinqinghua Seafood Products Company for our sales in future, as we enter new markets and increase market penetration of existing markets.

(3)
Fuzhou Xinxutai Trading Ltd. is a distributor of dried seafood and drinks, and has, to the best of our knowledge, a distribution network of about 311 retailers and a sales workforce of about 86 people. It has been our customer since 2010. Our sales to Fuzhou Xinxutai Trading Ltd. have increased as it expanded its sales network to meet growing market demand.

(4)
Xiamen Wansong Commercial and Trading Ltd. is a distributor of drinks, and has, to the best of our knowledge, a distribution network of about 163 retailers and a sales workforce of about 93 people. It has been our customer since 2010. Our sales to Xiamen Wansong Commercial and Trading Ltd. have increased as it expanded its sales network to meet growing market demand.

(5)
Zhejiang Haoye Trading Ltd. is a distributor of drinks, and has, to the best of our knowledge, a distribution network of about 1,325 retailers and a sales workforce of about 103 people. It has been our customer since 2010. Our sales to Zhejiang Haoye Trading Ltd. have increased as it expanded its sales network to meet growing market demand.

(6)	Accounting for less than 5.0% of our sales of processed seafood products, marine catch and algae-based beverage products.

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

INTELLECTUAL PROPERTY

Except as disclosed below, we are not dependent on nor do we own any registered trademark or patent or any other intellectual property rights:

Trademarks

Our brand name distinguishes our products from that of our competitors and increase consumer awareness of our products. We have currently registered the following trademarks:

Trademark	Class	Place of Registration	Status / Validity Period

(1)	Class 29 covering fish products, frozen fruits, seaweed, algae, edible jellies, fungus, edible albumen, pork products and vegetables soups	PRC	Registered / August 28, 2010 to August 27, 2020

(1)
Class 40 covering processed seafood products, agricultural by-products, processed tea leaves, processed medicinal materials, processed chemical reagents, processed textile, processed oil, water purification
		PRC	Registered / January 28, 2003 to January 27, 2013 (2)

	Class 29 covering pork products, crustaceans (not live), fish (not live), shellfish (not live), fish products, shrimp (not live), sea cucumber (not live), canned seafood, seaweed and algae	PRC	Registered / July 21, 2012 to July 20, 2022

	Class 30 covering coffee, tea, sugar, cereal-based snack foods, cereal products, flour products, lobster chips, ice-creams and seasoning	PRC	Registered / March 7, 2012 to March 6, 2022

Class 32 covering water (beverages), mineral water, fruit juices (beverages), non-alcoholic drinks; fruit tea (alcohol-free), tea with milk (non-milk based), vegetable beverages, ginger beverages and materials for beverage production
		PRC	Registered / March 7, 2012 to March 6, 2022

HI - Power	Class 32 covering materials for beverage production	PRC	Registered / May 7, 2012 to May 6, 2022

Note:

(1)
The above “Mingxiang” trademark was originally registered under the name of “Fujian Province Shishi City Huabao Mingxiang Foods Development Co.” on January 14, 1997. In a Confirmation of Approval to Trademark Transfer dated June 14, 2001, the PRC Trademark Bureau approved the transfer of this trademark to Mingxiang and the trademark is now registered in Mingxiang’s name.

(2)	Pending for government’s approval of renewal.

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

GOVERNMENT REGULATIONS

The following is a description of the material licenses and permits issued to subsidiaries of our Company in order for us to carry out our operations, other than those pertaining to general business registration requirements:

Licenses and Permits

Our licenses and permits are as follows:

Subsidiary	Name of Certificate	Description of License/Permit	Issuing Authority	Period of Validity
Mingxiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	November 1, 2011 to October 31, 2014
Rixiang	National Industrial Product Manufacturing License	Permit to process seafood (dried)	Fujian Province Quality Technology Supervisory Bureau	June 1, 2010 to April 15, 2013 (1)
Rixiang	Customs Registration Certificate	Permit to file import-export documents with China Customs	China Customs	December 7, 2012 to December 14, 2015
Mingxiang	Certificate of Approval for Enterprises with Foreign Trade Rights in the People’s Republic of China	To import-export company’s products and technologies, raw materials, facilities, equipment	Fujian Foreign Trade Economic Cooperation Department	September 4, 2000; no expiration date
Rixiang	EU Export Registration	Approval for Rixiang to export marine products to EU	European Commission	October 6, 2006; no expiration date

(1) Pending for government’s approval of renewal.

Same as disclosed above, as at the date of this Annual Report on Form 10-K, our business or profitability is not materially dependent on any other licenses and permits.

RESEARCH AND DEVELOPMENT

We believe that constant innovation in developing new processes and products that are well-received by consumers is vital to our continued success. As of December 31, 2012, our research and development team comprised 8 personnel. The focus of our research and development is directed towards satisfying the preferences of consumers, with the following objectives:

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

Product Development

Through our research and development activities, we have developed products which have been well-received by consumers and improved our production processes. We have through our research and development introduced 27 processed seafood products, including spicy sliced octopus, spicy baby squid, spicy sliced squid and spicy squid head. We believe that our constant product innovation has led to our increasing reputation as a producer of processed natural seafood products.

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

Our research and development expenses amounted to approximately $64,000 and $85,000 for 2012 and 2011, respectively. Research and development expenses are presented as part of general and administrative expenses in the financial statements.

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

As a testimony to our commitment to quality products and processes, we have been awarded the following awards and certifications:

Subsidiary	Award/Certification	Awarding/Certification Body	Validity Period
Rixiang	Validation of conformity with HACCP standards for the export of marine products to the US (1)	CNCA & CIQ	June 18, 2012 to June 17, 2013(5)
Rixiang	EUexport registration for export of our marine products to the EU (2)	European Commission	No validity period
Mingxiang	ISO9001:2008 quality management system certification (3)	CNAB & CQC Quality Certification Centre	November 9, 2012 to November 8, 2015
Mingxiang	ISO14001:2004 environmental management system certification in respect of the processing of fish and prawn-type marine food products and the relevant environmental management (4)	CNAB & CQC Conformity Assessment Services Co, Ltd.	November 21, 2011 to November 20, 2014

Notes:

1.
Under the PRC’s Regulations on Administration of Certification of Hazard Analysis and Critical Control Point System (HACCP), applicants for the HACCP certification have to apply to CNCA-recognized certification and accreditation entities and comply with domestic and international sanitary criteria set out in various legislation including the PRC Sanitary Requirements for Export Food Manufacturing Enterprises and the HACCP System and Guidelines for its Application by the Codex Alimentarius Commission. CIQ, a HACCP-certification authority, will verify an exporter’s HACCP certification if (a) the product to be exported falls within one of the following categories, namely (1) canned food, (2) marine food products (excluding live, fresh, dry and marinated products), (3) meat and meat products, (4) frozen vegetables, (5) fruit or vegetable juice, (6) instant frozen food containing meat or marine food products; or (b) where such verification is required by authorities in the destination country. We believe that the HACCP certification enables our products to be more widely accepted by our domestic and international customers and aid to increase the export of our products.

2.
The EU certification process ensures that the product conforms to the appropriate provisions and relevant legislation which implements certain European Directives. In the case of marine food products, the applicable European Directives include 91/493/EEC and 94/356/EC.

3.
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

4.	ISO14001:2004 is an internationally recognized standard for environment management systems, including energy management, waste management and process improvement.

5.	Pending for government’s approval of renewal.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors-Risks Related to Doing Business in China-Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

When our production plant was constructed, it was designed to comply with these environmental laws by directly disposing of the used water to a nearby sewage treatment plant for further handling. Monthly fees are charged based on the sewage volume being handled by the sewage treatment plant. The related sewage handling fees are about $56,000 and $33,000 for year 2012 and 2011, respectively.

Since China does not have additional environmental regulations dealing with climate change that apply to our operations, we have not planned material capital expenditures for environmental control facilities or changes in our business practices specific to climate change.

EMPLOYEES

We set out below the total number of our employees and the various functions which they serve with respect to our processed seafood products, marine catch and ices, and algae-based beverage products as at December 31, 2012 and 2011, respectively.

	As at December 31,
Functions	2012		2011
Sales and Marketing	118	(1)	173
Finance and Administration	86		81
Procurement	4		4
Production, Research & Development and Quality Control	309	(1)	590
TOTAL	517		848

Note:

(1)
The decrease in the number of employees mainly resulted from the reduction of the sales team of our processed seafood products due to consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan in 2011.

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

We use fresh seafood as the primary ingredient in our processed seafood products. Our processed seafood products accounted for approximately 32.7% and 41.0% of our sales in the fiscal years ended December 31, 2012 and 2011, respectively. Our production of processed seafood products is largely dependent on the continuous supply of fresh seafood, which in turn could be affected by a large number of factors, including but not limited to, environmental factors, the availability of seafood stock, weather conditions, water contamination, the policies and regulations of the governments of the relevant territories where such fishing is carried out, the ability of the fishing companies and fishermen that supply us to continue their operations and pressure from environmental or animal rights groups.

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

A disaster similar to the nuclear disaster in Japan that occurred in 2011 can also affect the continuous supply and pricing of our supply of the fresh materials, although we have not experienced any material problems with the supply or pricing of such supply to date.

Our profitability will be affected by fluctuations in the prices of our major raw materials.

Our financial performance may be affected by changes in production costs brought about by fluctuations in the prices of our raw materials. Our major raw materials are fresh seafood which accounted for approximately 73.9% and 72.9% of our total cost of revenue of processed seafood products in the fiscal years ended December 31, 2012 and 2011, respectively. The prices of our major raw materials may fluctuate due to changes in supply and demand conditions. Any shortage in supply or upsurge in demand of our major raw materials may lead to an increase in prices, which may adversely affect our profitability due to increased production costs and lower profit margins.

We are dependent on several major customers. In the event any one of these major customers ceases to purchase or reduce their purchases from us, and we are unable to secure new contracts, our sales will be adversely affected.

Our top five major customers accounted for approximately 65.7% and 51.6% of our sales in the fiscal years ended December 31, 2012 and 2011, respectively. The largest customer accounted for 23.5% and 25.3% of our sales in the fiscal years ended December 31, 2012 and 2011, respectively. In the event these customers do not continue to purchase from us or reduce their purchases from us or develop their own abilities to manufacture the products that we sell to them, and we are unable to secure new contracts or new customers that can replace the loss of these customers within a short time frame, our business and profitability may be adversely affected. Please see the section “Major Customers” for more details.

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products and the trading of marine catch, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 95.7% and 88.0% of our total purchases of raw materials in the fiscal years ended December 31, 2012 and 2011, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected. Please see the section “Major Suppliers” for more details.

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

We intend to, inter alia and expand our operations and production capacity by the use of the new cold storage facilities and through a series of advertising and promotional campaigns. The facilities commenced operations in July 2012. Our expansion plans involve a number of risks, including inter alia the costs of investment in fixed assets, costs of working capital tied up in inventories, as well as other working capital requirements.

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

Our continued growth and success depends in part on the popularity of our products. Sales of our processed seafood products, marine catch and algae-based beverage products as a percentage of our total sales for the period under review were as follows:

	As at December 31,
Products	2012	2011
	(%)	(%)
Processed seafood products	32.7	41.0
Marine catch	37.9	38.4
Algae-based beverage products	29.4	20.6

Shifts in consumer preferences or dieting habits in the PRC away from marine seafood products or algae-based beverage products will materially affect our business. Consumer preferences regarding health and food safety are evolving in the PRC and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, food safety, product attributes, and ingredients. In addition, our continued success depends, in general, on the economic conditions, disposable income and consumer confidence in the countries in which we sell our products, all of which can affect discretionary consumer spending in such countries. Adverse changes in these factors would reduce the flow of customers and limit our pricing which will reduce our profitability.

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

We bear the risk of loss in shipment of our marine catch products to overseas customers and have no insurance to cover such loss.

Under the shipping terms of our standard customer contracts, we bear the risk of loss in shipment of our products and do not insure this risk. We believe the risk is not material because export sales only represented 1.8% and 0.1% of our total sales for the years ended December 31, 2012 and 2011, respectively, and the shipping companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment. Nevertheless, there can be no assurance that we will be adequately reimbursed upon the loss of a significant shipment of our products.

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

Demand for our products from end-consumers and our prospects depend on the retail growth and penetration rate of our products to end-consumers. Sales of our products are conducted mainly through distributors, over whom we have limited control. As of December 31, 2012, our distribution network is comprised of 18 exclusive distributors for our dried processed seafood products located in certain provinces and our marine catch trading segment, and seven exclusive distributors for our algae-based beverage products located in two provinces. These distributors sub-distribute our dried processed seafood products to about 3,500 retail points and our algae-based beverage products to about 14,000 retail points, including major supermarkets. We are thus dependent on the sales and distribution channels of our distributors for broadening the geographic reach of our products. Should these distributors be unable to maintain and expand their distribution channels, our results of operations and financial position will be adversely affected.

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

Goodwill and intangible assets were the result of the acquisition of Xianghe. The activities of the algae-based drink business are considered as a separate reporting unit. The Company evaluates the valuation of goodwill and intangible assets from time to time according to the performance of the business reporting unit. Given the financial results of the drink business were underperformed compared to the Company’s forecasts in 2012, there were impairment charges of $2.6 million and $2.2 million recorded for goodwill and intangible assets, respectively, for the year ended December 31, 2012. The Company may incur more impairment losses if the new business continues to underperform in the future. Please refer to Note 2 of the accompanying financial statements for further details.

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

During the year ended December 31, 2012, approximately 73.2% of our sales of the beverage products were in Fujian province. Although we have experienced strong growth in sales in Fujian province and have expanded our sales to Zhejiang province and intend to expand our sales to other provinces, any significant disruption in sales in Fujian could adversely affect our beverage business.

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

We are dependent on one major manufacturer for production of beverage products.

For the production of our beverage products, we rely on one manufacturer for all of the production of our beverage products. We believe that alternate manufacturers are available but there may be some disruption in supplies until we can obtain product from such manufacturer. In the event we are no longer able to secure product from this manufacturer, our operations and profitability of the beverage business will be adversely affected.

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

Our trade receivables turnover days were approximately 86 and 81 days in 2012 and 2011, respectively. Our allowances for doubtful trade receivables as at December 31, 2012 and 2011 were approximately $272,000 and $345,000, respectively; and at about 0.5% of our gross trade receivables.

As a result of this credit risk exposure of our customers defaulting on their payments to us, we may have to make larger allowances for doubtful trade receivables or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

We may be subject to foreign exchange risk and may incur losses arising from exchange differences upon settlement.

We sell our processed seafood products, marine catch and ices, and algae-based beverage products mainly to local customers. Direct exports as a percentage of our sales ranged between 0.1% to 1.8% during the periods under review. Our sales are denominated in RMB and US$, while our purchases are denominated in RMB.

For the fiscal year of 2012 and 2011, the percentages of our sales denominated in RMB and US$ were as follows:

	Year Ended December 31,
	2012	2011
	(%)	(%)

RMB	98.2	99.9
US$	1.8	0.1

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

On July 21, 2005, the Renminbi was unpegged against the US$ and pegged against a basket of currencies on a “managed float currency regime”. As at December 31, 2012, the closing exchange rate was approximately US$1.00 to RMB6.3011. There is no assurance that the PRC’s foreign exchange policy will not be further altered. In the event that the PRC’s policy is altered, significant fluctuations in the exchange rates of RMB against the US$ will arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

●
slower consumer spending may result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

●
continued volatility in the global markets and fluctuations in exchange rates for foreign currencies and contracts in foreign currencies could negatively impact our reported financial results and condition;

●	continued volatility in the prices for commodities and raw materials we use in our products could have a material adverse effect on our costs, gross margins, and ultimately our profitability;

●
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

●	a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations, which could reduce the availability of our products to consumers; and

●
any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

The use of estimates and valuations in measuring fair value involve significant estimation and judgment by management.

We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in accounting for goodwill and intangible assets. Estimates are based on available information and judgment. Therefore, actual results could differ from our estimates and that difference could have a material effect on our consolidated financial statements.

During the year ended December 31, 2012, the algae-based drink revenues were lower than expected and the corresponding selling expenses were higher than expected compared to the Company’s forecasts. Although the drink business significantly improved revenues during 2012 compared to 2011, the Company incurred significant sales and marketing expenses during the year to support this revenue growth, which resulted in a significant operating loss for the algae-based drink business. As a result, during our third quarter, we determined there was a triggering event and recorded a goodwill impairment loss of 100% or $2.6 million based on the preliminary results indicating a carrying value of our goodwill was greater than the fair market value. As of December 31, 2012 and 2011, our goodwill balance is $nil and $2.6 million, respectively.

Subsequently, the independent valuation expert completed the complete drink business valuation and management concluded that the fair value of the intangible assets as of December 31, 2012, was $15.6 million. The valuation report included a number of significant management assumptions regarding the future growth and profitability of our drink business. This resulted in an intangible assets impairment loss of $2.2 million for the year ended December 31, 2012. As of December 31, 2012 and 2011, our intangible assets balance is $15.6 million and $20.2 million, respectively.

We could experience additional impairment charges related to the Company's intangible assets, which could materially adversely affect our results of operations.

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

There is no assurance that the PRC regulatory authorities will not impose restrictions on the convertibility of the RMB for FIEs. In 2012 and 2011, approximately 98.2% and 99.9% of our sales, respectively, was denominated in RMB. As such, any future restrictions on currency exchanges may limit our ability to utilize funds generated in the PRC to fund any potential business activities outside the PRC or to distribute dividends to our shareholders.

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

Inflation in China has recently increased substantially. The annual inflation rate in China was reported at 2.5 percent for 2012 by the Chinese government. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our results of operations if we are unable to pass along production cost price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

As of December 31, 2012, Mr. Liu owned approximately 41.0% of our outstanding common stock. As a result, he can exercise significant influence over all matters requiring shareholder approval, including the appointment of our directors and the approval of significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Our share price may be volatile, which can result in substantial losses for investors who purchase our common stock.

The market price of our common stock may be highly volatile and can fluctuate significantly and rapidly in response to, inter alia, the following factors, some of which are beyond our control:

●	Variations in our operating results;

●	Success or failure of our management team in implementing business and growth strategies;

●	Gain or loss of an important business relationship or adverse financial performance by a significant customer or group of customers;

●	Changes in securities analysts’ recommendations, perceptions or estimates of our financial performance;

●	Changes in conditions affecting the seafood packaging and processing industry, the general economic conditions or stock market sentiments or other events or factors in the PRC;

●	Changes or developments in laws, regulations or taxes in the seafood processing and packaging industry in the PRC;

●	The temporary or permanent loss of our seafood processing and packaging facilities due to casualty, weather or any extended or extraordinary maintenance or inspection that may be required;

●	Changes in market valuations and share prices of companies with similar businesses that may be listed in the U.S. or anywhere else in the world;

●	Additions or departures of key personnel;

●	Fluctuations in stock market prices and volume; or

●	Involvement in litigation.

Additional funds raised through issue of new shares for our future growth will dilute Shareholders’ equity interests.

Although we have identified our expansion plans as avenues to pursue growth in our business, we may also find other opportunities to grow, including acquisitions which cannot be predicted at this juncture. Under such circumstances, we may seek to sell additional equity or debt securities or obtain a credit facility. If new shares placed to new and/or existing shareholders are issued in the future, they may be priced at a discount to the then prevailing market price of our shares trading on the NYSE MKT or any other stock exchanges, in which case, existing shareholders' equity interest will be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense and gearing, contain restrictive covenants with respect to dividends, future fund raising exercises and other financial and operational matters.

Negative publicity may adversely affect our share price.

One of our competitive strengths is our established brand name and track record. We have been involved in the production of processed seafood products since commencing our operations in 1994. Our “Mingxiang” brand has been conferred the “China Well-Known Trademark” and “Famous Brand” award, and our products have received several other awards such as the “Green Food” award. Please see “Description of Business - Competition”. We have also established a track record in the processed seafood industry which instills confidence in our products and attracts new customers from domestic and overseas markets. Negative publicity involving us, any of our directors or executive officers may adversely affect our stock market price whether or not such negative publicity is justified.

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosures.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business take place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosures. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our Company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

LAND USE RIGHTS

There is no private ownership of land in China and all urban land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 50 years for industrial usage, 40 years for commercial usage and 70 years for residential usage. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

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

As of December 31, 2012, we owned the following land-use rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Certificate Reference No.	Location	Use	Date of Expiration of Tenure	Land Area (square meters)	Encumbrance

Shi Xiang Guo Yong	Dabao Industrial	Industrial	December 31, 2052	3,374.05	Pledged (1)
(2006) No. 0005	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Plot II,	Industrial	December 31, 2052	3,638.25	Pledged (1)
(2007) No. 0004	Dabao Industrial
	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Plot III,	Industrial	December 31, 2052	3,955.84	Pledged (1)
(2007) No. 0003	Dabao Industrial
	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Dabao Industrial	Industrial	December 31, 2052	6,721.40	Pledged (2)
(2007) No. 0002	Zone, Xiangzhi
	Town, Shishi City,
	Fujian Province

Shi Di Xiang Guo Yong	Central Fishing Port	Commercial	January 6, 2050	8,691.40	N/A
(2012) No. 00026	Xiangzhi Town,
	Shishi City,
	Fujian Province

(1)	These land use rights were pledged as securities in connection with Mingxiang’s short-term bank loans in the amount of $2,570,980 from the Agricultural Bank of China as of December 31, 2012 and 2011.

(2)	As of December 31, 2012, this land use right was pledged as securities in connection with Mingxiang’s short-term bank loans in the amount of $6,189,395 from the China Construction Bank.

BUILDINGS

As at December 31, 2012, we owned the following building ownership rights in Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province:

Reference No.	Location	Use	Date of Expiry of Tenure	Land/Floor Area (square meters)	Encumbrance

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00109	Block A at Plot II Dabao Industrial Zone, Xiangzhi Town, Shishi City,	Production and packaging facilities	June 5, 2051	705.60/1,489.60	N/A
Fujian Province

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00110	Block B at Plot II Dabao Industrial Zone, Xiangzhi Town, Shishi City,	Boiler facilities	June 5, 2051	145.38/145.38	N/A
Fujian Province

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00111	Block C at Plot II Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Production and cutting/slicing facilities	June 5, 2051	934.46/1,991.29	N/A

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00112	Cold storage facility at Plot III Dabao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Cold Storage	June 5, 2051	1,224.84/1,214.16	N/A

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00114	Block A at Daobao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Staff dormitory	June 5, 2051	1,561.17/3,413.79	Pledged (3)

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 00115	Block B at Daobao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Office	September 28, 2052	942.19/3,268.41	Pledged (3)

Issuance of Property Ownership Certificate is now under process	Additional floor of Block A at Daobao Industrial Zone, Xiangzhi Town, Shishi City, Fujian Province	Staff dormitory	June 5, 2051	1,561.17/About 1,670.00	N/A

Shi Jian Fang Quan Zheng Xiang Zhi Zi No. 010577	Central Fishing Port Xiangzhi Town, Shishi City, Fujian Province	Cold Storage	January 6, 2050	8,691.40/ 21,095.11	N/A

(3)	As of December 31, 2012, these buildings were pledged as securities in connection with Mingxiang’s short-term bank loans in the amount of $6,189,395 from the China Construction Bank.

ITEM 3.	LEGAL PROCEEDINGS

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

MARKET INFORMATION

Our common stock is currently quoted on NYSE MKT and, prior to August 14, 2009, was quoted on OTC Bulletin Board, under the trading symbol CMFO. The CUSIP number is 16943R 106. The following table shows the high and low prices of our common shares on the NYSE MKT for each quarter within the last two fiscal years.

	High ($)	Low ($)
Year Ended December 31, 2012
First Quarter	1.66	1.03
Second Quarter	1.17	0.73
Third Quarter	1.13	0.76
Fourth Quarter	1.12	0.77

Year Ended December 31, 2011
First Quarter	5.21	3.50
Second Quarter	4.10	2.42
Third Quarter	3.55	1.64
Fourth Quarter	1.85	1.18

The above quotations for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

HOLDERS

As of March 14, 2013, there were 36 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares to certain of its officers, directors and employees. These stock awards vested in full on the date of the grant but are subject to forfeiture in full if the grantee ceases to be employed by the Company for any reason within one year from the date of the grant, pursuant to stock award agreements between the Company and grantees dated April 1, 2011. Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.7 million, which was recognized as compensation expense, using the straight-line method, over the service period of one year from April 1, 2011 to March 31, 2012.

On November 18, 2011, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC (“MZHCI”) to provide consulting services for the Company. In connection with such service, the Company agreed to issue 25,000 shares of common stock to MZHCI. The shares of common stock were valued at $22,750 or $0.91 per share and issued on July 27, 2012.

DIVIDENDS

We have never paid or declared dividends to our common stock shareholders. However, holders of our common stock are entitled to dividends if declared by our Board of Directors out of funds legally available. We do not, however, anticipate the declaration or payment of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

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

OVERVIEW

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiary, Ocean Technology (China) Company Limited (“Ocean Technology”), and its subsidiaries, Shishi Rixiang Marine Foods Co., Ltd. (“Rixiang”) and Shishi Huabao Mingxiang Foods Co., Ltd. (“Mingxiang”), Shishi Xianghe Food Science and Technology Co., Ltd. (“Xianghe”), Shishi Huabao Jixiang Water Products Co., Ltd. (“Jixiang”), and Shishi Xianglin Trading Co., Ltd. (“Xianglin”), which are incorporated in the PRC. We engage in the business of processing, distribution and sale of processed seafood products and algae-based beverage products, as well as the trading of marine catch and ices. Our objective is to establish ourselves as a leading producer of processed seafood products and algae-based beverage products in the PRC and overseas markets.

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

Sales

We are a seafood producer engaged in the processing, distribution and sale of seafood products and algae-based beverage products, as well as the trading of marine catch and ices. In 2010, we became a manufacturer of algae-based soft drinks through our acquisition of an 80% interest in Xianghe, which is also an operating subsidiary of Ocean Technology.

All rental income, which is relatively immaterial compared to our principal revenues from sale of processed seafood products, beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang and Rixiang are responsible for the rental income related to the collection on the 31 and 6 shop spaces, respectively, at our factory in Dabao Industrial Zone. Majority of these rental contracts are based on a one-year lease term and only one rental contract is based on a four-year lease term.

Our dried processed seafood products include dried prawns, dried squids, dried file fish, roasted prawns, shredded roasted squids, roasted squids, roasted file fish and other seafood items. The raw materials for our processed seafood products are solely purchased from independent fishermen in nearby markets for further processing. Our dried processed seafood is predominantly sold under our registered trademark, the “Mingxiang” brand name. Our brand name has been awarded the “China Well-Known Trademark” and the “Fujian Famous Brand” award by the State Administration for Industry and Commerce and the Fujian Commerce Authority, respectively. Our dried processed seafood products are mainly sold to distributors in Fujian and Zhejiang provinces, as well other nearby provinces, who in turn distribute them to major supermarkets and retailers throughout these provinces.

For marine catch, we buy the marine catch from the suppliers and then sell to either trading companies or distributors on a direct basis as opportunistic purchases and sales according to the seasonality of respective seafood species. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, and overseas customers in the Philippines. The completion of the new cold storage facility in July 2012 helps to improve our capacity for conducting marine catch trading business in Fujian and also reduce storage and freezing costs, as storage and freezing services were formerly leased. The facility is currently providing ice making services to the port area, but the corresponding income is relatively immaterial compared to the revenues generated from trading of marine catch.

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

Sales of our processed seafood products accounted for approximately 32.7% and 41.0% of our total sales in 2012 and 2011, respectively. Trading of our marine catch accounted for approximately 37.9% and 38.4% of our total sales in 2012 and 2011, respectively. Sales of our algae-based beverage products accounted for approximately 29.4% and 20.6% of our total sales in 2012 and 2011, respectively. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

●
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 73.9% and 72.9% of our total cost of revenue of processed seafood products in 2012 and 2011, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

●
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

●
Any shortage or contamination in the supply of or increase in the prices of the raw materials for our processed seafood and algae-based beverage products will adversely affect our sales and profit margins.

●
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

●
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

●
Our ability to maintain existing accreditations such as HACCP, ISO9001:2008, ISO14001:2004 and the EU Export Certification accreditations will affect our ability to maintain our presence in our existing market and to expand into new market territories.

●	Our ability to price our products competitively against existing competitors and new market entrants by achieving economies of scale.

●	Our ability to build on our established track record and reputation as a supplier of high quality processed seafood products and capability to deliver products in a timely manner.

●	Our ability to maintain existing business relationships and to secure new customers, which may be affected by the general economic or political conditions in our local and overseas markets.

●	Our ability to introduce new products to capture a wider group of consumers and to cater to different and changing consumers’ preferences.

●	Our ability to expand our drink business through marketing campaigns and penetration into new areas.

●	Our ability to respond successfully to changes in the highly competitive beverage marketplace domestically and internationally.

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

As at December 31, 2012, we employed 517 employees.

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

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products. The breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the years ended December 31, 2012 and 2011 are set out below:

Breakdown of our past performance by principal products and geographical region

Sales by product

	Year Ended December 31,
	2012		2011
	US$’000%		US$’000%

Processed seafood products	51,441	32.7	58,967	41.0
Marine catch	59,657	37.9	55,304	38.4
Algae-based beverage products	46,219	29.4	29,677	20.6
Total	157,317	100.0	143,948	100.0

Sales by geographical region

	Year Ended December 31, 2012
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	4,581	8.9	14,842	24.9	-	-	19,423	12.3
Zhejiang	17,161	33.4	-	-	12,379	26.8	29,540	18.8
Fujian	27,329	53.1	5,133	8.6	33,840	73.2	66,302	42.1
Guangdong/ Shenzhen	2,370	4.6	-	-	-	-	2,370	1.5
Jiangsu/ Shanghai	-	-	-	-	-	-	-	-
Others (1)	-	-	36,896	61.8	-	-	36,896	23.5
Total PRC	51,441	100.0	56,871	95.3	46,219	100.0	154,531	98.2
Asia (2)	-	-	2,786	4.7	-	-	2,786	1.8
Total	51,441	100.0	59,657	100.0	46,219	100.0	157,317	100.0

	Year Ended December 31, 2011
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	5,223	8.9	13,027	23.6	-	-	18,250	12.7
Zhejiang	24,699	41.9	-	-	4,178	14.1	28,877	20.1
Fujian	25,085	42.5	5,779	10.4	25,499	85.9	56,363	39.1
Guangdong/ Shenzhen	2,866	4.9	-	-	-	-	2,866	2.0
Jiangsu/ Shanghai	1,090	1.8	-	-	-	-	1,090	0.8
Others (1)	4	0.0	36,353	65.7	-	-	36,357	25.2
Total PRC	58,967	100.0	55,159	99.7	29,677	100.0	143,803	99.9
Asia (2)	-	-	145	0.3	-	-	145	0.1
Total	58,967	100.0	55,304	100.0	29,677	100.0	143,948	100.0

(1)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.
(2)	Sales to Asia relate to exports to the Philippines.

Year 2012 compared to Year 2011

Sales

Our revenue increased by approximately $13.4 million or 9.3% from $143.9 million in 2011 to $157.3 million in 2012. The increase in revenue was mainly attributed to the increase in sales of our marine catch and algae-based beverage products, partially offset by the decrease in sales of our processed seafood products. Sales of our processed seafood products decreased by $7.5 million or 12.8% year over year to $51.4 million, whereas sales of algae-based beverage products increased by $16.5 million or 55.7% to $46.2 million. Our marine catch segment realized sales of $59.7 million in 2012, compared to $55.3 million in 2011.

As a result of consumers’ perception of seafood safety in relation to the nuclear radiation leaks in Japan which occurred in March 2011, sales of processed seafood products have been significantly and adversely affected since the third quarter of 2011. In terms of revenues during the year 2012, sales of our seafood products have been gradually recovering to pre-earthquake levels. While we are confident that the seafood we use to produce our processed seafood products is safe, it is unclear how long it will take for consumer confidence in seafood products to normalize.

Calendar year ended December 31, 2012 is the third year in which we recognize sales of our algae-based beverage products since the acquisition of Xianghe on January 1, 2010. In 2010, our distribution network for the beverage segment was mainly Fujian province. After gaining experience in Fujian, we expanded our distribution into Zhejiang province in the third quarter of 2011. The growth from Fujian and Zhejiang has been adversely affected by the public concern over the plasticizer contamination in the beverage industry, as well as the lower-than-expected temperatures in the southern regions of China during the summer of 2011. Sales of our algae-based beverage products in year 2012 recovered significantly as a result of our continuous contribution to the related sales and marketing campaigns. Given our expansion plan into additional untapped areas of the domestic market and our increased marketing expenditures, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to 81, as of December 31, 2012.

Trading of marine catch is deemed as opportunistic purchases and sales of frozen seafood materials and therefore the sales volume fluctuates significantly from period to period. We intend to buy marine catch in blocks from suppliers when their supplies are high and sell the stocks to customers when market prices go up. Usually the inventory cycle will be less than a year. Though the profit margin from the trading segment is relatively lower compared to that of both processed seafood and algae-based beverage products, the trading segment is a good source of revenue and profit given our expertise in the seafood industry, plenty of storage space and surplus cash in hand.

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood and algae-based beverage products operations, as well as the cost of our marine catch. The breakdown is as follows:

	Year Ended December 31,
	2012		2011
	US$’000%		US$’000%

Processed seafood products	36,377	29.9	41,412	36.9
Marine catch	56,674	46.6	53,058	47.3
Algae-based beverage products	28,437	23.4	17,754	15.8
Total	121,488	100.0	112,224	100.0

Cost of revenue – Processed seafood products

Our cost of revenue of processed seafood products comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Year Ended December 31,
	2012		2011
	US$’000%		US$’000%

Raw materials	26,872	73.9	30,181	72.9
Packaging materials	4,033	11.1	4,977	12.0
Direct labor	2,370	6.5	2,928	7.1
Manufacturing overhead	3,102	8.5	3,326	8.0
Total	36,377	100.0	41,412	100.0

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

Since the nuclear disaster in Japan in 2011, there was an upward pressure on the prices of our raw materials, including small-sized seafood materials, as a result of fiercer competition with the breeding farms where the small-sized seafood materials are used as feeds.

Raw material costs accounted for approximately 73.9% and 72.9% of our cost of revenue in 2012 and 2011, respectively. The decrease in raw material costs for the periods under review was mainly due to our decreased production and sales of processed seafood products, whereas direct labor and manufacturing overhead are relatively considered as invariable cost factors comparing to raw materials and packaging materials.

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

Packaging materials

Packaging materials accounted for approximately 11.1% and 12.0% of our cost of revenue in 2012 and 2011, respectively. The decrease was primarily because the rate of increase in direct labor costs and manufacturing overhead was higher than that in packaging costs for the periods under review. The decrease in packaging material costs for the periods under review was mainly due to the decreased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for approximately 6.5% and 7.1% of our cost of revenue in year 2012 and 2011, respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products.

The total headcount for the processed seafood segment as at December 31, 2012 has decreased to 245 from 582 as of December 31, 2011, as a result of the decreased production and sales of processed seafood products. The decrease in direct labor costs in year 2012 was mainly due to the reduction in headcount, partially offset by the increased wage rates during the year to cope with the market standard.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods. The decrease in manufacturing overhead for the periods under review was mainly due to the decreased production and sales of processed seafood products.

Cost of revenue - Marine catch

	Year Ended December 31,
	2012		2011
	US$’000%		US$’000%

Raw materials	55,959	98.7	52,785	99.5
Other expenses	715	1.3	273	0.5
Total	56,674	100.0	53,058	100.0

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

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the marine catch fresh, and also the associated costs of ice making services during the second half of 2012.

Cost of revenue - Algae-based beverage products

Our cost of revenue of algae-based beverage products comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Year Ended December 31,
	2012		2011
	US$’000%		US$’000%

Raw materials	4,153	14.6	2,517	14.2
Packaging materials	19,285	67.8	12,134	68.3
Manufacturing overhead	4,999	17.6	3,103	17.5
Total	28,437	100.0	17,754	100.0

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as sugar and herbal powder. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 14.6% and 14.2% of our cost of revenue in year 2012 and 2011, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by changes in ingredient mix from time to time and the market price of the raw materials. The increase in raw materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices with a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 67.8% and 68.3% of our cost of revenue in year 2012 and 2011, respectively. The increase in packaging materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Manufacturing overhead

We utilize one third party manufacturers to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We will use a number of manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Year Ended December 31,
	2012		2011
	US$’000%		US$’000%

Processed seafood products	15,064	42.0	17,555	55.3
Marine catch	2,983	8.3	2,246	7.1
Algae-based beverage products	17,782	49.7	11,923	37.6
Total	35,829	100.0	31,724	100.0

Gross profit margin by product

	Year Ended December 31,
	2012	2011
	%	%

Processed seafood products	29.3	29.8
Marine catch	5.0	4.1
Algae-based beverage products	38.5	40.2
Total	22.8	22.0

Gross profit

Gross profit increased by $4.1 million or 12.9%, from $31.7 million in 2011 to $35.8 million in 2012. Overall gross profit margin increased by 0.8% from 22.0% in 2011 to 22.8% in 2012. Gross profit margin for the processed seafood products operations decreased from 29.8% in 2011 to 29.3% in 2012 which was mainly due to the decreased scale of production and the increased costs of raw materials and manufacturing overhead. Marine catch sales are mainly deemed as opportunistic trading of frozen seafood in blocks and therefore the corresponding profit margin is dependent on the prevailing market conditions which could be fluctuated significantly from time to time. Gross profit margin for the algae-based beverage segment decreased from 40.2% to 38.5% for the comparative periods mainly due to the increased costs of raw materials, packaging materials and manufacturing overhead.

Depreciation and amortization

Depreciation and amortization accounted for approximately 1.8% and 1.9% of our total revenue in year 2012 and 2011, respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.5 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses accounted for approximately 17.1% and 9.8% of our total revenue in 2012 and 2011, respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs to strengthen brand position and improve market awareness in both existing and new markets and cope with the marketing strategies associated with the beverage products. We spent approximately $9.2 million in advertising campaigns including TV commercials and $15.6 million in promotional costs including subsidized products for promotional purposes, free gifts and other direct marketing events in 2012 to raise awareness of our processed seafood and algae-based beverage products. Accordingly, the number of sales staff increased from 47 in 2010 to 118 as at December 31, 2012, of which 81 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses increased to approximately $3.9 million in 2012 compared to $2.6 million in 2011 and accounted for approximately 2.5% and 1.8% of our total revenue in 2012 and 2011, respectively. The increase in the general and administrative expenses was mainly due to increased legal and professional fees and provision for bonus in year 2012.

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

Goodwill and intangible assets impairment

During the year ended December 31, 2012, the algae-based drink revenues were lower than expected and the corresponding selling expenses were higher than expected compared to the Company’s forecasts. Although the drink business significantly improved revenues during 2012 compared to 2011, the Company incurred significant sales and marketing expenses during the year to support this revenue growth, which resulted in a significant operating loss for the algae-based drink business. As a result, during our third quarter, we determined there was a triggering event and recorded a goodwill impairment loss of 100% or $2.6 million based on the preliminary results indicating a carrying value of our goodwill was greater than the fair market value. As of December 31, 2012 and 2011, our goodwill balance is $nil and $2.6 million, respectively.

Subsequently, the independent valuation expert completed the complete drink business valuation and management concluded that the fair value of the intangible assets as of December 31, 2012 was $15.6 million. The valuation report included a number of significant management assumptions regarding the future growth and profitability of our drink business. This resulted in an intangible assets impairment loss of $2.2 million for the year ended December 31, 2012. As of December 31, 2012 and 2011, our intangible assets balance is $15.6 million and $20.2 million, respectively. The impairment of the intangible assets was considered in the finalization of the impairment of the goodwill. The valuation of the remaining intangible, as noted above, is based on a number of assumptions and should actual results differ from these assumptions, further impairment may be necessary. Management will continue to closely monitor the results of the algae-based drink business.

Please refer to Note 2 of the accompanying financial statements for further details of goodwill and intangible assets.

Other income

Other income mainly relates to rental income and interest income.

Rental income relates to the collection of rent on the 37 shop spaces at our factory in Dabao Industrial Zone. Majority of these rental contracts are based on a one-year lease term and only one rental contract is based on a four-year lease term. Interest income is earned from cash balances with banks as a result of operational cash flows.

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 0.3% of our total revenue in year 2012. During the year of 2012, a short-term loan of $8.8 million was drawn down for optimal pricing of marine catch purchases and to maintain the effectiveness of the facility lines with the banks. The weighted average effective interest rates per annum were 6.72% and 5.49% for the year of 2012 and 2011, respectively. Interest expense in 2011 was relatively low because the short-term bank loan in the amount of $2.5 million was only drawn down on November 21, 2011.

Income before income tax

Our income before income tax decreased by $14.0 million or 131.9%, from $10.6 million in income in 2011 to a $3.4 million loss in 2012. The decrease was mainly due to the combination of the increase in the sales and marketing expenses of approximately $12.9 million, a goodwill impairment loss of approximately $2.6 million and an intangible assets impairment loss of approximately $2.2 million, which was partially offset by the increase in overall gross profit of approximately $4.1 million, as a result of the factors described above.

Income tax expense

Our profit is subject to the prevailing tax rate applicable to the respective jurisdictions in which we operate.

Rixiang, Mingxiang, Xianghe, Jixiang and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

Mingxiang received a notice of recognition as an enterprise of new and high technology in July 2009, which was jointly issued by the Science and Technology Department of Fujian, the Finance Department of Fujian, the State Tax Bureau of Fujian and the Local Taxation Bureau of Fujian for the Company engaged in advanced food processing technologies for Fujian province. As a new and high technology company, Mingxiang was qualified for a reduced tax rate of 15% on its assessable income for the period of three years, which expired on July 30, 2012.

Income tax expenses in 2012 and 2011 and were approximately $1.1 million and $2.0 million, respectively. The effective tax rates were -32.4% and 19.3%, respectively, for year 2012 and 2011.

REVIEW OF FINANCIAL POSITION

Current assets

As at December 31, 2012, our current assets increased to $91.7 million, representing 61.8% of our total assets of $148.4 million. Current assets were consisted of cash and cash equivalents of $0.9 million, accounts receivable of $54.0 million, inventories of $36.4 million and other receivables and prepayments of $0.4 million.

Accounts receivable were mainly represented by amounts due from distributors and wholesalers. We usually extended unsecured credit period to long established customers up to 3 months. Since our practice is to perform constant credit checks and pursue the past due accounts proactively, there was no material uncollectible debts identified in the past. Decrease in accounts receivable was mainly in line with the decrease in sales volume of the last quarter of 2012 compared to the same period last year.

Inventories were mainly related to marine catch materials for trading purpose. Our inventories also included some raw materials and work-in-progress which would be used for the production of processed seafood products, some finished goods and packaging materials. As of December 31, 2012, approximately 91.5% of inventories were related to marine catch trading materials.

As at December 31, 2011, our current assets amounted to $79.0 million, representing 56.9% of our total assets of $138.9 million. Current assets were consisted of cash and cash equivalents of $0.6 million, accounts receivable of $68.6 million, inventories of $8.9 million and other receivables and prepayments of $0.9 million.

Non-current assets

As at December 31, 2012, our non-current assets amounted to $54.5 million and accounted for approximately 37.3% of our total assets. Our non-current assets comprised mainly property, plant and equipment of $35.7 million and land use rights of $3.0 million. As of December 31, 2012, the carrying value of intangible assets and goodwill were approximately $15.6 million and $nil, respectively.

Please refer to Note 2 of the accompanying financial statements for further details of intangible assets and goodwill.

As at December 31, 2012, our property, plant and equipment amounting to $35.7 million were made up mainly of buildings amounting to $33.2 million and plant and machinery amounting to $2.0 million. Buildings related to our production plant, cold storage facility, cold room, office buildings and workers’ dormitories. Plant and machinery related mainly to our production lines, freezing machines, forklift trucks, electric generator unit, roasting and drying machines. The remaining $0.5 million related to office equipment and motor vehicles.

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

Current liabilities

As at December 31, 2012 our current liabilities of $19.5 million comprised of short-term borrowing of $8.8 million, accounts payable of $4.2 million, income tax payable of $0.3 million and other payables of $6.2 million.

The short-term bank loans were used for our working capital requirements. The weighted average effective interest rates on the borrowing were about 6.72% and 5.49% per annum in year 2012 and 2011, respectively.

Regarding the accounts payable, the related turnover day was less than two weeks due to the short credit period allowed by the fishermen which was consistent with the market practice.

The amount due to a shareholder was unsecured, interest free and with no fixed terms of repayment.

The increase in other payables from year 2011 to 2012 mainly relates to the increase of accruals for general operating expenditures.

As at December 31, 2011 our current liabilities of $8.8 million comprised of short-term borrowing of $2.5 million, accounts payable of $2.6 million, amount due to a shareholder of $0.1 million, income tax payable of $0.2 million and other payables of $3.4 million.

Shareholders’ equity

Our shareholders’ equity of $126.7 million as at December 31, 2012 consisted of additional paid-in capital of $50.1 million, statutory reserve of $9.7 million, accumulated other comprehensive income of $12.9 million, retained earnings of $53.6 million and non-controlling interests of $0.4 million.

The decrease in shareholders’ equity from year 2011 to 2012 was due to the current operating loss of $4.5 million, offset by the increase in other comprehensive income of $1.0 million due to translation adjustments.

Statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Under the PRC law, appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. We appropriated about 15% of our after-tax net income to the reserve on a yearly basis until the reserve is equal to 50% of the registered capital.

As at December 31, 2011, our shareholders’ equity of $130.1 million consisted of additional paid-in capital of $50.1 million, statutory reserve of $9.7 million, accumulated other comprehensive income of $11.9 million, retained earnings of $58.0 million and non-controlling interests of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of shareholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at December 31, 2012 amounted to approximately $0.9 million, with short-term loans of $8.8 million being drawn down during the year of 2012.

A summary of our cash flows for 2012 and 2011 is as follows:

	Year Ended December 31,
US$’000	2012	2011

Net cash used in operating activities	(4,238)	(8,431)
Net cash used in investing activities	(2,306)	(11,005)
Net cash provided by financing activities	6,129	2,339
Net change in cash and cash equivalents	(415)	(17,097)
Foreign currency translation adjustment	708	2,217
Cash and cash equivalents at the beginning of the year	587	15,557
Cash and cash equivalents at the end of the year	880	587

Year 2012

Net cash used in operating activities

Our net cash used in operating activities for year 2012 amounted to approximately $4.2 million. The major cash outflow from operating activities was increase in inventories of $27.5 million. This was partially offset by decrease in accounts receivable of $14.6 million, increase in accounts payable of $1.6 million and other payables of $2.8 million, non-cash amortization of intangible assets of $2.5 million, goodwill impairment of $2.6 million and intangible assets impairment of $2.2 million.

Inventories were mainly composed of marine catch trading materials as of December 31, 2012.

Our trade receivables turnover days were approximately 86 and 81 days in 2012 and 2011, respectively.

Net cash used in investing activities

For the year ended December 31, 2012, our net cash used in investing activities was approximately $2.3 million which was mainly attributable to the additional costs for the construction of the cold storage facilities and related machineries.

Net cash provided by financing activities

Our net cash provided by financing activities was approximately $6.1 million for year 2012, which was mainly attributable to the net borrowing of short-terms bank loans.

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

We have built cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We financed the total $27.3 million in land use rights and construction costs from funds generated by operations. The facilities commenced operations in July 2012. Accordingly, we transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid approximately $24.2 million in construction costs as at December 31, 2012. The aggregated retention payments related to the Third Party Contractor are approximately $0.8 million as of December 31, 2012.

During the last twelve months, our wholly-owned subsidiary, Mingxiang, obtained short-term bank loans, which loans totaled $8.8 million as of December 31, 2012. The loans were drawn down for optimal pricing of marine catch purchases and to maintain the effectiveness of the facility lines with the banks. During the first two months of 2013, we have fully repaid the outstanding short-term bank loans in the aggregate amount of about $8.8 million to the Agricultural Bank of China and the China Construction Bank, respectively, and obtained new short-term bank loans in the aggregate amount of about $14.1 million from the Agricultural Development Bank of China and the China Construction Bank, registered financial institutions in the PRC. The short-term loans are due by December, 2013, January and February, 2014, respectively. We could manage our operating cash flows, including collection of accounts receivable, sales of our inventories and purchase less of trading materials, in case our cash is not adequate to pay off the loans. The weighted average effective interest rate per annum was 6.72% for the year ended December 31, 2012, payable quarterly. Interest expenses for 2012 were $439,848, and none of the interest incurred was capitalized.

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

CAPITAL EXPENDITURES AND INVESTMENTS

A summary of our capital expenditures for the financial years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
US$’000	2012	2011

Land use rights	-	-
Buildings	-	609
Plant and machinery	2,300	10,376
Office equipment	7	20
Motor vehicles	-	-
	2,307	11,005

In 2011, total capital expenditures of $11.0 million were mainly attributable to the construction of cold storage facilities, an additional floor at the existing staff quarter and an algae extraction equipment line.

In 2012, total capital expenditures of $2.3 million were mainly attributable to the construction of cold storage facilities and related machineries.

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of three years with fixed monthly rentals expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for 2012 and 2011 was $80,000 and $79,618, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $91,000 in total in the following two years.

Capital commitments

In November 2012, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #1”) in relation to the construction of a staff dormitory at our new cold storage facility. The construction is expected to be completed in the first half of 2013. Total estimated construction costs are approximately $1.2 million. As of December 31, 2012, the Company recorded approximately $0.2 million as construction in progress. Hence the aggregate contingent payments related to the Third Party Contractor #1 are approximately $1.0 million as of December 31, 2012.

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #2”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor #2 in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities commenced operations in July 2012. Accordingly, the Company transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid a total of approximately $24.2 million in construction costs as at December 31, 2012. The aggregated retention payments related to the Third Party Contractor #2 are approximately $0.8 million as of December 31, 2012.

Guarantees

As of December 31, 2012, Mingxiang was contingently liable as guarantor with respect to the loan of $476,107 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $476,107 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $758,518 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. As of December 31, 2012, Yu Ching has not repaid the interest portion of the debt.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of December 31, 2012, the Company has not recorded any liabilities under these guarantees.

ISSUANCE OF COMMON STOCK

On November 18, 2011, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC (“MZHCI”) to provide consulting services from December 1, 2011 to November 30, 2012 for the Company. In connection with such service, the Company agreed to issue 25,000 shares of common stock to MZHCI. The shares of common stock were valued at $22,750 or $0.91 per share and issued on July 27, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

●	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, valuation of goodwill and intangible assets, equity instruments and allowance for doubtful accounts.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Currently, the Company provides 0.5% of gross accounts receivable as the general allowance for doubtful accounts based on historical experience.

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

As of December 31, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As discussed below, the Company experienced a triggering event during the third quarter of 2012 because results were lower than expected compared to the Company’s forecasts for its algae-based drink business during the year ended December 31, 2012. In accordance with ASC 350-20-35-18, if impairment is probable and can be reasonably estimated, the impairment should be recorded in the current reporting period. Accordingly, based on the preliminary results of the management’s valuation of the drink business, the Company recorded a goodwill impairment loss of 100% or $2.6 million during the third quarter of 2012. The amount was finalized in the fourth quarter as discussed below.

Changes in the carrying amount of goodwill are as follows:

	December 31,
	2012	2011

Beginning balance	$2,553,757	$2,460,971
Less: Goodwill impairment	(2,571,488)	-
Effect of foreign currency translation	17,731	92,786
Ending balance	$-	$2,553,757

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performs an asset impairment test whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For the year ended December 31, 2012, the Company engaged an independent valuation expert to value the Company’s intangible assets balance related to the algae-based drink business reporting unit. The result of the assessment of the Company’s intangible assets indicated that its carrying amount exceeded its fair value as of December 31, 2012. Accordingly, the difference of $2.2 million was recorded as impairment to the drink business intangible assets. This impairment of the intangible assets was considered in the finalization of the impairment of the goodwill.

During the year ended December 31, 2012, the algae-based drink revenues were lower than expected and the corresponding selling expenses were higher than expected compared to the Company’s forecasts. Although the drink business significantly improved revenues during 2012 compared to 2011, the Company incurred significant sales and marketing expenses during the year to support this revenue growth, which resulted in a significant operating loss for the algae-based drink business. As a result, during the Company’s third quarter, these results were considered as a triggering event, as defined under ASC 360-10-35-21, causing the Company to perform a goodwill and intangible assets impairment analysis. Based on the preliminary results, the Company recorded a goodwill impairment loss of $2.6 million during the third quarter of 2012. Subsequently, the Company’s independent valuation expert completed the drink business valuation as of December 31, 2012, which resulted in an additional impairment of $2.2 million related to the drink business intangible assets.

The Company’s impairment test involves the assessment of the fair market value of the Company’s intangible assets, using a form of the income approach known as the excess earnings method and concludes that a discount rate of 21% is considered appropriate for valuing the drink business. The market and cost approaches were not applied due to the lack of information deemed to be reliably indicative of value using either approach. The Company provided a forecasted discounted cash flows analysis for the reporting unit based on discrete eight-year financial forecasts developed by management for planning purposes. Cash flows beyond the eight-year discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the reporting unit and considered long-term earnings growth rates for publicly traded peer companies.

The key assumptions used in determining the fair value of the reporting unit are:

-	The financial projections were prepared by the management with due care and consideration reflecting the reasonable estimate of future relevant events.

-	All information provided by the management is true, accurate and complete.

-	There will be no major changes in the existing political, legal, fiscal and economic conditions in China in which the Company will carry on its business.

-	Future exchange rates and interest rates will not differ materially from those prevailing market expectations.

-	There will be no major changes in the current taxation law in China.

-	The availability of finance will not be a constraint on the future growth of the Company’s operation.

-	The Company will retain and have competent management, key personnel, and technical staff to support its ongoing operation.

-	Industry trends and market conditions for related industries will not deviate significantly from economic forecasts.

-	The forecasted growth rate of revenue is 39% in 2013 and reflects the following assumptions:
●	Market penetration into a new area;
●	Further market penetration of the existing territories; and
●	Continuous recovery of consumers’ demand and confidence in the beverage industry since the instance of plasticizer contamination in 2011.

-	The forecasted growth rate of revenue is 25% from 2014 to 2020 and reflects the following assumptions:
●	Market penetration into six provinces; and
●	Increased demand in China for health related drinks.

-	Cost of goods sold increasing in line with revenues, resulting in a consistent gross profit margin of 38%.

-	Selling expenses remain flat in 2013 and then increase along with the revenues on a yearly basis, but pace of increase will be slower than that of revenue growth.

-
The discount rate applied to the cash flows is based on the weighted average cost of capital (“WACC”) of the Company. WACC is the weighted average of the estimated rate of return required by equity and debt holders for an investment of this type. The independent valuation expert concluded that a discount rate of 21% is considered appropriate for valuing the drink business.

-
Publicly available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the excess earnings method.

Based upon the valuation report prepared by the independent valuation expert, management concluded that the fair value of the intangible assets as of December 31, 2012 was $15.6 million. During the years ended December 31, 2012 and 2011, the Company recorded an intangible assets impairment loss of $2.2 million and $nil, respectively. The valuation of the remaining intangible, as noted above, is based on a number of assumptions and should actual results differ from these assumptions, further impairment may be necessary. Management will continue to closely monitor the results of the algae-based drink business.

Drink business amortization expense for the years ended December 31, 2012 and 2011 were $2,547,711 and $2,488,205, respectively. Using the current exchange rate, the estimated annual amortization expense is $2,548,611 for each of the five succeeding years.

Changes in the carrying amount of intangible assets are as follows:

	December 31,
	2012	2011

Beginning balance	$20,225,220	$21,926,593
Less: Accumulated amortization	(2,547,711)	(2,488,205)
Less: Intangible assets impairment	(2,223,879)	-
Effect of foreign currency translation	162,629	786,832
Ending balance	$15,616,259	$20,225,220

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Apart from the impairment of goodwill and intangible assets as disclosed in the above, there was no impairment for other long-lived assets as of December 31, 2012 and 2011.

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

The Company recognizes revenue from the sale of processed seafood products and algae-based beverage products upon receipt of the delivery confirmation provided by the distributor’s carrier and the title and risk of loss of the product has transferred to the distributor. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. The Company recognizes revenue from marine catch and ices when title has transferred to the buyer, which usually coincides with the signing of the sales contract on the transaction date or the transaction date being stipulated in the sales contract. The Company experienced no material product returns and recorded no reserve for sales returns for the years ended December 31, 2012 and 2011.

For processed seafood products, the Company offers sales incentives, consisting of free products, to customers based on yearly sales targets. For algae-based beverage products, the Company offers two types of sales incentives, both consisting of free products. Quarterly incentives are based on the number of cases sold during the quarter and yearly incentives are also based on number of cases sold, as well as other thresholds. These are non-cash incentives and are solely used for promotional activities purposes. These amounts totaling $1,827,712 and $984,930 for the year ended December 31, 2012 and 2011, respectively, are accrued as sales and marketing expenses during the same month revenue is recognized.

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

The fair value of short-term borrowings and amount due to a shareholder as of December 31, 2012 and 2011 was $8,760,375, $nil and $2,550,257, $50,361, respectively, which are identical to their carrying values.

The Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements. Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates. For Level 3 measurements, significant increases or decreases in either of those inputs in isolation could result in a significantly lower or higher fair value measurement. In general, a change in the long-term growth rate of our algae-based drink business could negatively affect the fair value of our intangible assets.

Please refer to Note 2 of the accompanying financial statements for further details of critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations. Please refer to Note 2 of the accompanying financial statements for further details of recent accounting pronouncements.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Year Ended December 31,
	2012	2011
	%	%

RMB	98.2	99.9
US dollars	1.8	0.1
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at December 31, 2012, the exchange rate was approximately US$1.00 to RMB6.3011. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

Our net foreign exchange losses for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
	%	%

Net foreign exchange gains (losses) (US$’000)	9.1	(3)
As a percentage of income before tax (%)	1.38	0.03

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at 2.6 percent for year 2012. These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

ITEM 8.   FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
China Marine Food Group Limited
Shishi City, Fujian, China

We have audited the accompanying consolidated balance sheets of China Marine Food Group Limited as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Marine Food Group Limited at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Dahua CPA Co., Ltd.

Shenzhen, P.R. China
March 26, 2013

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
 (Currency expressed in United States Dollars (“US$”))

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$880,259	$586,914
Accounts receivable, net	54,045,852	68,643,678
Inventories	36,415,013	8,886,234
Prepaid expenses and other current assets	400,664	849,419

Total current assets	91,741,788	78,966,245

Property, plant and equipment, net	35,737,296	11,199,244
Land use rights, net	2,966,805	3,023,569
Construction in progress	158,702	22,923,143
Intangible assets, net	15,616,259	20,225,220
Goodwill	-	2,553,757

TOTAL ASSETS	$146,220,850	$138,891,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,760,375	$2,550,257
Accounts payable, trade	4,227,177	2,583,549
Amount due to a shareholder	-	50,361
Income tax payable	321,306	174,525
Accrued liabilities and other payables	6,217,260	3,424,288

Total current liabilities	19,526,118	8,782,980

Commitments and contingencies (see Note 20)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2012 and 2011	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,722,976 and 29,697,976 shares issued and outstanding as of December 31, 2012 and 2011	29,723	29,698
Additional paid-in capital	50,097,677	50,074,952
Statutory reserve	9,696,177	9,696,177
Accumulated other comprehensive income	12,946,218	11,897,382
Retained earnings	53,568,622	58,053,435
Total China Marine Food Group Limited shareholders’ equity	126,338,417	129,751,644
Non-controlling interests	356,315	356,554
Total shareholders’ equity	126,694,732	130,108,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,220,850	$138,891,178

See accompanying notes to consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (Currency expressed in United States Dollars (“US$”))

	Year Ended December 31,
	2012	2011
REVENUE, NET
Processed seafood products	$51,441,395	$58,967,200
Marine catch	59,657,283	55,304,114
Algae-based beverage products	46,218,669	29,676,358
	157,317,347	143,947,672
COST OF REVENUE (INCLUSIVE OF DEPRECIATION AND AMORTIZATION)
Processed seafood products	(36,376,898)	(41,411,881)
Marine catch	(56,673,983)	(53,057,915)
Algae-based beverage products	(28,436,881)	(17,753,909)
	(121,487,762)	(112,223,705)

GROSS PROFIT	35,829,585	31,723,967

OPERATING EXPENSES:
Depreciation and amortization	(2,782,333)	(2,714,603)
Sales and marketing	(26,968,313)	(14,045,894)
General and administrative	(3,864,245)	(2,576,019)
Stock-based compensation	(667,246)	(2,034,197)
Goodwill impairment	(2,571,488)	-
Intangible assets impairment	(2,223,879)	-
TOTAL OPERATING EXPENSES	(39,077,504)	(21,370,713)

(LOSS) INCOME FROM OPERATIONS	(3,247,919)	10,353,254

OTHER INCOME (EXPENSES):
Subsidy income	15,866	14,719
Rental income	198,940	101,326
Interest income	86,517	154,515
Interest expense	(439,848)	(11,483)
(LOSS) INCOME BEFORE INCOME TAXES	(3,386,444)	10,612,331

INCOME TAX EXPENSE	(1,098,608)	(2,048,956)

NET (LOSS) INCOME	(4,485,052)	8,563,375

Less: net loss attributable to non-controlling interests	239	240

NET (LOSS) INCOME ATTRIBUTABLE TO CHINA MARINE FOOD GROUP LIMITED	$(4,484,813)	$8,563,615

Other comprehensive income:
- Foreign currency translation gain	1,048,836	4,494,800

COMPREHENSIVE (LOSS) INCOME	$(3,435,977)	$13,058,415

Net (loss) income per share attributable to China Marine Food Group Limited
- Basic	$(0.15)	$0.29
- Diluted	$(0.15)	$0.29

Weighted average shares outstanding
- Basic	29,708,768	29,514,744
- Diluted	29,708,768	29,514,744

See accompanying notes to consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Currency expressed in United States Dollars (“US$”))

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,485,052)	$8,563,375
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,327,840	3,014,783
Stock issued for service	22,750	51,800
(Reversal of) Allowance for doubtful accounts	(73,356)	101,071
Loss on disposal of property, plant and equipment	-	22,045
Compensatory stock awards	-	2,646,000
Goodwill impairment	2,571,488	-
Intangible assets impairment	2,223,879	-
Changes in operating assets and liabilities:
Account receivable	14,671,182	(20,214,210)
Inventories	(27,528,779)	1,106,636
Prepaid expenses and other current assets	448,755	(743,779)
Accounts payable, trade	1,643,628	(1,181,173)
Income tax payable	146,781	(363,226)
Accrued liabilities and other payables	2,792,972	(1,434,406)

Net cash used in operating activities	(4,237,912)	(8,431,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(172,991)	(36,717)
Cash paid to construction in progress	(2,133,528)	(10,968,232)

Net cash used in investing activities	(2,306,519)	(11,004,949)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of amount due to a shareholder	(50,361)	(211,428)
Proceeds from short-term borrowings	8,750,099	2,550,257
Repayment on short-term borrowings	(2,570,327)	-

Net cash provided by financing activities	6,129,411	2,338,829

NET CHANGE IN CASH AND CASH EQUIVALENTS	(415,020)	(17,097,204)

Effect of exchange rate changes in cash and cash equivalents	708,365	2,127,346

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	586,914	15,556,772

CASH AND CASH EQUIVALENTS, END OF YEAR	$880,259	$586,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$951,827	$2,412,182
Cash paid for interest	$439,848	$11,483

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from construction in progress to property, plant and equipment	$24,897,969	$1,812,921
Accrual of property, plant and equipment	$737,798	$-

See accompanying notes to consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (Currency expressed in United States Dollars (“US$”))

	China Marine Food Group Limited shareholders’ equity
	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Non- controlling	Total shareholders’
	No. of shares	Amount	capital	reserve	income	earnings	interests	equity

Balance as of December 31, 2010	28,977,976	$28,978	$47,377,872	$9,263,241	$7,402,582	$49,922,756	$356,794	$114,352,223

Compensatory stock awards	700,000	700	2,645,300	-	-	-	-	2,646,000
Stock issued for service	20,000	20	51,780	-	-	-	-	51,800
Net income / (loss) for the year	-	-	-	-	-	8,563,615	(240)	8,563,375
Appropriation to statutory reserve	-	-	-	432,936	-	(432,936)	-	-
Foreign currency translation adjustment	-	-	-	-	4,494,800	-	-	4,494,800

Balance as of December 31, 2011	29,697,976	$29,698	$50,074,952	$9,696,177	$11,897,382	$58,053,435	$356,554	$130,108,198

Stock issued for service	25,000	25	22,725	-	-	-	-	22,750
Net loss for the year	-	-	-	-	-	(4,484,813)	(239)	(4,485,052)
Foreign currency translation adjustment	-	-	-	-	1,048,836	-	-	1,048,836

Balance as of December 31, 2012	29,722,976	$29,723	$50,097,677	$9,696,177	$12,946,218	$53,568,622	$356,315	$126,694,732

See accompanying notes to consolidated financial statements

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Marine Food Group Limited (“China Marine” or “the Company”), formerly known as New Paradigm Productions, Inc., was incorporated in the State of Nevada on October 1, 1999. The Company is headquartered and the principal operations are in Shishi City, Fujian Province, People’s Republic of China (“PRC”). The Company, through its subsidiaries, manufactures and distributes processed seafood products and algae-based beverage products.  The Company also conducts marine catch activities sporadically throughout the year based on opportunities. The Company’s customers are located in domestic provinces in the PRC and overseas markets. The Company is publicly traded on the NYSE MKT under the symbol “CMFO” and can be found on the worldwide web at www.china-marine.cn.

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

As of December 31, 2012, China Marine’s majority-owned subsidiaries were as follows:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, valuation of goodwill and intangible assets, equity instruments and allowance for doubtful accounts.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at the financial institutions in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $879,647 and $538,132 as of December 31, 2012 and 2011, respectively, which amounts exclude Ocean Technology.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Currently, the Company provides 0.5% of gross accounts receivable as the general allowance for doubtful accounts based on historical experience.

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

As of December 31, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years for industrial and 40 years for commercial, respectively, and they will expire either in 2050 or 2052.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
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

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350 to determine if the current value of goodwill has been impaired. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As discussed below, the Company experienced a triggering event during the third quarter of 2012 because results were lower than expected compared to the Company’s forecasts for its algae-based drink business during the year ended December 31, 2012. In accordance with ASC 350-20-35-18, if impairment is probable and can be reasonably estimated, the impairment should be recorded in the current reporting period. Accordingly, based on the preliminary results of the management’s valuation of the drink business, the Company recorded a goodwill impairment loss of 100% or $2.6 million during the third quarter of 2012. The amount was finalized in the fourth quarter as discussed below.

Changes in the carrying amount of goodwill are as follows:

	December 31,
	2012	2011

Beginning balance	$2,553,757	$2,460,971
Less: Goodwill impairment	(2,571,488)	-
Effect of foreign currency translation	17,731	92,786
Ending balance	$-	$2,553,757

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company performs an asset impairment test whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For the year ended December 31, 2012, the Company engaged an independent valuation expert to value the Company’s intangible assets balance related to the algae-based drink business reporting unit. The result of the assessment of the Company’s intangible assets indicated that its carrying amount exceeded its fair value as of December 31, 2012. Accordingly, the difference of $2.2 million was recorded as impairment to the drink business intangible assets. This impairment of the intangible assets was considered in the finalization of the impairment of the goodwill.

During the year ended December 31, 2012, the algae-based drink revenues were lower than expected and the corresponding selling expenses were higher than expected compared to the Company’s forecasts. Although the drink business significantly improved revenues during 2012 compared to 2011, the Company incurred significant sales and marketing expenses during the year to support this revenue growth, which resulted in a significant operating loss for the algae-based drink business. As a result, during the Company’s third quarter, these results were considered as a triggering event, as defined under ASC 360-10-35-21, causing the Company to perform a goodwill and intangible assets impairment analysis. Based on the preliminary results, the Company recorded a goodwill impairment loss of $2.6 million during the third quarter of 2012. Subsequently, the Company’s independent valuation expert completed the drink business valuation as of December 31, 2012, which resulted in an additional impairment of $2.2 million related to the drink business intangible assets.

The Company’s impairment test involves the assessment of the fair market value of the Company’s intangible assets, using a form of the income approach known as the excess earnings method and concludes that a discount rate of 21% is considered appropriate for valuing the drink business. The market and cost approaches were not applied due to the lack of information deemed to be reliably indicative of value using either approach. The Company provided a forecasted discounted cash flows analysis for the reporting unit based on discrete eight-year financial forecasts developed by management for planning purposes. Cash flows beyond the eight-year discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the reporting unit and considered long-term earnings growth rates for publicly traded peer companies.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

The key assumptions used in determining the fair value of the reporting unit are:

-	The financial projections were prepared by the management with due care and consideration reflecting the reasonable estimate of future relevant events.

-	All information provided by the management is true, accurate and complete.

-	There will be no major changes in the existing political, legal, fiscal and economic conditions in China in which the Company will carry on its business.

-	Future exchange rates and interest rates will not differ materially from those prevailing market expectations.

-	There will be no major changes in the current taxation law in China.

-	The availability of finance will not be a constraint on the future growth of the Company’s operation.

-	The Company will retain and have competent management, key personnel, and technical staff to support its ongoing operation.

-	Industry trends and market conditions for related industries will not deviate significantly from economic forecasts.

-	The forecasted growth rate of revenue is 39% in 2013 and reflects the following assumptions:

●	Market penetration into a new area;
●	Further market penetration of the existing territories; and
●	Continuous recovery of consumers’ demand and confidence in the beverage industry since the instance of plasticizer contamination in 2011.

-	The forecasted growth rate of revenue is 25% from 2014 to 2020 and reflects the following assumptions:

●	Market penetration into six provinces; and
●	Increased demand in China for health related drinks.

-	Cost of goods sold increasing in line with revenues, resulting in a consistent gross profit margin of 38%.

-	Selling expenses remain flat in 2013 and then increase along with the revenues on a yearly basis, but pace of increase will be slower than that of revenue growth.

-
The discount rate applied to the cash flows is based on the weighted average cost of capital (“WACC”) of the Company. WACC is the weighted average of the estimated rate of return required by equity and debt holders for an investment of this type. The independent valuation expert concluded that a discount rate of 21% is considered appropriate for valuing the drink business.

-
Publicly available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the excess earnings method.

Based upon the valuation report prepared by the independent valuation expert, management concluded that the fair value of the intangible assets as of December 31, 2012 was $15.6 million. During the years ended December 31, 2012 and 2011, the Company recorded an intangible assets impairment loss of $2.2 million and $nil, respectively. The valuation of the remaining intangible, as noted above, is based on a number of assumptions and should actual results differ from these assumptions, further impairment may be necessary. Management will continue to closely monitor the results of the algae-based drink business.

Drink business amortization expense for the years ended December 31, 2012 and 2011 were $2,547,711 and $2,488,205, respectively. Using the current exchange rate, the estimated annual amortization expense is $2,548,611 for each of the five succeeding years.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

Changes in the carrying amount of intangible assets are as follows:

	December 31,
	2012	2011

Beginning balance	$20,225,220	$21,926,593
Less: Accumulated amortization	(2,547,711)	(2,488,205)
Less: Intangible assets impairment	(2,223,879)	-
Effect of foreign currency translation	162,629	786,832
Ending balance	$15,616,259	$20,225,220

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Apart from the impairment of goodwill and intangible assets as disclosed in the above, there was no impairment for other long-lived assets as of December 31, 2012 and 2011.

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

The Company recognizes revenue from the sale of processed seafood products and algae-based beverage products upon receipt of the delivery confirmation provided by the distributor’s carrier and the title and risk of loss of the product has transferred to the distributor. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. The Company recognizes revenue from marine catch and ices when title has transferred to the buyer, which usually coincides with the signing of the sales contract on the transaction date or the transaction date being stipulated in the sales contract. The Company experienced no material product returns and recorded no reserve for sales returns for the years ended December 31, 2012 and 2011.

For processed seafood products, the Company offers sales incentives, consisting of free products, to customers based on yearly sales targets. For algae-based beverage products, the Company offers two types of sales incentives, both consisting of free products.  Quarterly incentives are based on the number of cases sold during the quarter and yearly incentives are also based on number of cases sold, as well as other thresholds. These are non-cash incentives and are solely used for promotional activities purposes. These amounts totaling $1,827,712 and $984,930 for the year ended December 31, 2012 and 2011, respectively, are accrued as sales and marketing expenses during the same month revenue is recognized.

Rental income from operating leases on real estate properties is recognized on a straight-line basis over the lease period.

●	Advertising costs

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expense of $9,224,088 and $3,234,492 for the years ended December 31, 2012 and 2011, respectively.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

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

For the years ended December 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	2012	2011
Year-end exchange rates RMB:US$1	6.3011	6.3523
Average yearly exchange rates RMB:US$1	6.3034	6.4544

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended December 31, 2012, the Company operates in three principal reportable segments: sale of processed seafood products, trading of marine catch and sale of algae-based beverage products in the PRC.

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

The fair value of short-term borrowings and amount due to a shareholder as of December 31, 2012 and 2011 was $8,760,375, $nil and $2,550,257, $50,361, respectively, which are identical to their carrying values.

The Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

The Company uses the discounted cash flow approach when determining fair values of its non-recurring fair value measurements. Certain unobservable units for these assets are offered quotes, lack of marketability, long-term revenue growth rates and discounts rates. For Level 3 measurements, significant increases or decreases in either of those inputs in isolation could result in a significantly lower or higher fair value measurement. In general, a change in the long-term growth rate of our algae-based drink business could negatively affect the fair value of our intangible assets.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. This ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company early adopted this ASU on January 1, 2013 and determined this ASU did not have an effect on the Company's annual impairment testing of intangibles.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2012	2011

Account receivable, at cost	$54,317,439	$68,988,621
Less: allowance for doubtful accounts	(271,587)	(344,943)
Account receivable, net	$54,045,852	$68,643,678

Changes in the allowance for doubtful accounts are as follows:

	December 31,
	2012	2011

Beginning balance	$344,943	$243,872
(Reversal of) Provision for doubtful accounts	(73,356)	101,071
Amounts written off	-	-
Ending balance	$271,587	$344,943

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

4.	INVENTORIES

Inventories consisted of the following:

	December 31,
	2012	2011

Raw materials	$33,337,600	$3,982,617
Work-in-process	2,646,855	3,941,723
Finished goods	269,440	804,880
Packaging materials	161,118	157,014
Total	$36,415,013	$8,886,234

For the years ended December 31, 2012 and 2011, the Company recorded no allowance for slow-moving and obsolete inventories.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31,
	2012	2011

Buildings	34,383,956	9,335,450
Plant and machinery	4,191,670	3,992,725
Office equipments	134,945	127,048
Motor vehicles	719,123	713,327
	39,429,694	14,168,550
Less: accumulated depreciation	(3,692,398)	(2,969,306)
Property, plant and equipment, net	$35,737,296	$11,199,244

Depreciation expense for the years ended December 31, 2012 and 2011 were $698,826 and $447,174, respectively, which included $534,197 and $289,133 in cost of revenue.

Certain property, plant and equipment with original costs of $1,346,002 and $1,050,947 have become fully depreciated as of December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, certain property, plant and equipment with the net book value of $2,975,198 and $nil, respectively, were pledged as securities in connection with the outstanding short-term borrowings, as described in Note 9.

6.	LAND USE RIGHTS

Land use rights consisted of the following:

	December 31,
	2012	2011

Land use rights, at cost	$3,417,598	$3,390,052
Less: accumulated amortization	(450,793)	(366,483)
Land use rights, net	$2,966,805	$3,023,569

As of December 31, 2012 and 2011, certain land use rights with the net book value of $607,833 and $409,898, respectively, were pledged as securities in connection with the outstanding short-term borrowings, as described in Note 9.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

Amortization expense for the years ended December 31, 2012 and 2011 were $81,303 and $79,404, respectively, in which $11,310 and $11,047 were included in cost of revenue. Estimated aggregate future amortization expense for the succeeding 5 years and thereafter as of December 31, 2012 is as follows:
Years ending December 31,
2013	$81,303
2014	81,303
2015	81,303
2016	81,303
2017	81,303
Thereafter	2,560,290
Total	$2,966,805

7.	CONSTRUCTION IN PROGRESS

In November 2012, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #1”) in relation to the construction of a staff dormitory at the new cold storage facility. The construction is expected to be completed in the first half of 2013. Total estimated construction costs are approximately $1.2 million. As of December 31, 2012, the Company recorded approximately $0.2 million as construction in progress. Hence the aggregate contingent payments related to the Third Party Contractor #1 are approximately $1.0 million as of December 31, 2012.

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #2”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor #2 in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities commenced operations in July 2012. Accordingly, the Company transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid a total of approximately $24.2 million in construction costs as at December 31, 2012. The aggregated retention payments related to the Third Party Contractor #2 are approximately $0.8 million as of December 31, 2012.

8.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2012	2011

Intangible assets, at cost	$25,487,217	$25,281,788
Less: accumulated amortization	(7,646,267)	(5,056,568)
Less: intangible assets impairment	(2,223,879)	-
Effect of foreign currency translation	(812)	-
Intangible assets, net	$15,616,259	$20,225,220

Amortization expense for the years ended December 31, 2012 and 2011 were $2,547,711 and $2,488,205, respectively. Using the current exchange rate, the estimated annual amortization expense is $2,548,611 for each of the five succeeding years.

Based upon the valuation report prepared by an independent valuation expert, it is concluded that the fair value of the intangible assets as of December 31, 2012, is reasonably stated by the amount of $15,616,259. During the years ended December 31, 2012 and 2011, the Company recorded an intangible assets impairment loss of $2,223,879 and $nil, respectively.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

9.	SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang, obtained short-term bank loans in the aggregate amount of $8,760,375 and $2,550,257 as of December 31, 2012 and 2011, respectively, from the Agricultural Bank of China and the China Construction Bank, registered financial institutions in the PRC. The weighted average effective interest rate per annum was 6.72% and 5.49% for the years ended December 31, 2012 and 2011, respectively, payable quarterly. Interest expenses for the years ended December 31, 2012 and 2011 were $439,848 and $11,483, respectively and none of the interest incurred was capitalized. During the first two months of 2013, we have fully repaid the outstanding short-term bank loans in the aggregate amount of about $8.8 million to the Agricultural Bank of China and the China Construction Bank, respectively, and obtained new short-term bank loans in the aggregate amount of about $14.1 million from the Agricultural Development Bank of China and the China Construction Bank, registered financial institutions in the PRC. The short-term loans are due by December, 2013, January and February, 2014, respectively.

10.	AMOUNT DUE TO A STOCKHOLDER

As of December 31, 2012 and 2011, the amounts of $nil and $50,361 represented temporary advances for working capital purposes from a major shareholder and CEO, Mr. Liu, which were unsecured, interest free and repayable on demand.

11.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	December 31,
	2012	2011

Accrued operating expenses	$3,246,518	$1,209,821
Accrued payroll and benefits	1,678,575	967,450
Accrued construction costs	737,798	-
Accrued professional expenses	553,603	295,833
Value-added tax payable	766	948,107
Other payables	-	3,077
	$6,217,260	$3,424,288

12.	SHAREHOLDERS’ EQUITY

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

For the years ended December 31, 2012 and 2011, the recognized stock-based compensation expenses and related tax benefits were $667,246, $100,087 and $2,034,197, $305,130, respectively.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

 (b) Issuance of common stock

On November 18, 2011, the Company entered into an Investor Relations Consulting Agreement with MZHCI LLC (“MZHCI”) to provide consulting services for the Company. In connection with such service, the Company agreed to issue 25,000 shares of common stock to MZHCI. The shares of common stock were valued at $22,750 or $0.91 per share and issued on July 27, 2012.

 (c)  Distribution of dividends

The Company did not declare any dividends for the years ended December 31, 2012 and 2011.

As of December 31, 2012, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 shares and 29,722,976 shares, respectively.

13.	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

December 31, 2012

20% share of equity interest in Xianghe	$509,049
Less: advance to a non-controlling shareholder of a subsidiary	(152,734)
Net amount	$356,315

Advance to a non-controlling shareholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

14.	INCOME TAXES

For the years ended December 31, 2012 and 2011, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Year Ended December 31,
	2012	2011
Tax jurisdiction from:
– Local	$(4,601)	$(4,021)
– Foreign	(3,381,843)	10,616,352
(Loss) Income before income taxes	$(3,386,444)	$10,612,331

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2012	2011
Current:
– Local	$-	$-
– Foreign	1,098,608	2,048,956

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$1,098,608	$2,048,956

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

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

As of December 31, 2012, China Marine incurred $26,466 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $9,131 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the periods ended December 31, 2012 and 2011, respectively. As of December 31, 2012, Ocean Technology incurred $846,569 of net operating loss carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $139,684 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the years ended December 31, 2012 and 2011. Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

Mingxiang received a notice of recognition as an enterprise of new and high technology in July 2009, which was jointly issued by the Science and Technology Department of Fujian, the Finance Department of Fujian, the State Tax Bureau of Fujian and the Local Taxation Bureau of Fujian for the Company engaged in advanced food processing technologies for Fujian province. As a new and high technology company, Mingxiang was qualified for a reduced tax rate of 15% on its assessable income for the period of three years, which expired on July 30, 2012.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011

(Loss) Income before income taxes from PRC subsidiaries	$(3,231,117)	$10,762,969
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	(807,779)	2,690,742

Tax effect from Tax Holiday	-	(1,319,986)
Tax effect on net operating losses from PRC subsidiaries	1,722	2,081
Tax effect on non-taxable income	21,903	18,438
Tax effect on non-deductible expenses	1,882,762	657,681
Income taxes at effective rate	$1,098,608	$2,048,956

As of December 31, 2012, the PRC operation incurred $126,950 of net operating loss carryforwards available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $31,738 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards from
– Local	$9,131	$7,543
– Hong Kong	139,684	114,571
– PRC	31,738	29,932
	180,553	152,046
Less: valuation allowance	(180,553)	(152,046)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the net deferred assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets of $180,553 and $152,046 as of December 31, 2012 and 2011, respectively. During 2012, the valuation allowance increased by $28,507 primarily relating to net operating loss carryforwards.

Tax Holiday

(Loss) income before income tax expense was ($3,386,444) and $10,612,331 for the years ended December 31, 2012 and 2011 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the years ended December 31, 2012 and 2011 was $1,098,608 and $2,048,956, respectively. The combined pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	December 31,
	2012	2011

Amount of tax holiday effect	$-	$1,319,986
Tax holiday effect on basic earnings per share	$-	$0.04
Tax holiday effect on diluted earnings per share	$-	$0.04

15.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC, Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $574,174 and $778,644 for the years ended December 31, 2012 and 2011, respectively.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

16.	EARNINGS PER SHARES

Reconciliation from basic earnings per share to diluted (losses) earnings per share:

	Year Ended December 31,
	2012	2011

(Losses) Earnings for the years	$(4,484,813)	$8,563,615
Determination of shares:
Basic weighted average common shares outstanding	29,708,768	29,514,744
Diluted weighted average common shares outstanding	29,708,768	29,514,744

Basic (losses) earnings per share	$(0.15)	$0.29
Diluted (losses) earnings per share	$(0.15)	$0.29

17.	STATUTORY RESERVE

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

For the years ended December 31, 2012, and 2011, Rixiang contributed $nil and $5,967 to statutory reserve, respectively, whereas Mingxiang contributed $nil and $426,969. Jixiang, Xianghe and Xianglin made no appropriation to the statutory reserve since they did not generate after-tax net income during these periods.

18.	SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the years ended December 31, 2012 and 2011 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no material inter-segment sales for the years ended December 31, 2012 and 2011.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$51,441,395	$59,657,283	$46,218,669	$157,317,347
Cost of revenue	(36,376,898)	(56,673,983)	(28,436,881)	(121,487,762)

Gross profit	$15,064,497	$2,983,300	$17,781,788	$35,829,585

Expenditure for long-lived assets	$172,991	$2,133,528	$-	$2,306,519

	Year Ended December 31, 2011
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$58,967,200	$55,304,114	$29,676,358	$143,947,672
Cost of revenue	(41,411,880)	(53,057,915)	(17,753,910)	(112,223,705)

Gross profit	$17,555,320	$2,246,199	$11,922,448	$31,723,967

Expenditure for long-lived assets	$36,717	$10,968,232	$-	$11,004,949

Expenditure for long-lived assets incurred for the years ended December 31, 2012 and 2011 mainly relates to the construction of a cold storage facility which is used to store the Company's inventory for marine catch and processed seafood products, provide marine catch cold storage services and marine catch ice making.

(b) Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	December 31,
	2012	2011
Revenue, net:
The PRC	$154,528,844	$143,801,671
Asia	2,788,503	146,001

Total revenue, net	$157,317,347	$143,947,672

All the Company’s long-lived assets are located in the PRC in both periods.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

19.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)  Major customers

The following is a table summarizing the revenue from customers that individually represents greater than 10% of the total revenue for the years ended December 31, 2012 and 2011 and their outstanding balances as at year-end dates.

	Year Ended December 31, 2012
Customer	Revenue	Percentage of total revenue	Accounts receivable, net	Percentage of total accounts receivable, net

Customer A	$36,896,387	24%	$15,720,122	29%
Customer B	19,421,552	12%	1,359,281	3%
Customer C	17,569,071	11%	10,118,671	19%
Customer D	16,931,830	11%	7,230,223	13%

Total	$90,818,840	58%	$34,428,297	64%

	Year Ended December 31, 2011
Customer	Revenue	Percentage of total revenue	Accounts receivable, net	Percentage of total accounts receivable, net

Customer A	$36,353,325	25%	$32,468,863	47%

Total	$36,353,325	25%	$32,468,863	47%

 (b)  Major vendors

The following is a table summarizing the purchases from vendor that individually represents more than 10% of the total purchases for the years ended December 31, 2012 and 2011 and their outstanding balances as at year-end dates.

	Year Ended December 31, 2012
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade	Percentage of total accounts payable, trade

Vendor A	$49,336,884	43%	$-	-
Vendor B	20,123,990	18%	101,438	2%
Vendor C	18,122,969	16%	88,847	2%
Vendor D	11,770,195	10%	32,185	1%

Total	$99,354,038	87%	$222,470	5%

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

	Year Ended December 31, 2011
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade	Percentage of total accounts payable, trade

Vendor E	$32,753,228	38%	$-	-
Vendor F	14,771,657	17%	-	-
Vendor C	12,291,558	14%	29,989	1%
Vendor B	9,447,849	11%	16,800	1%

Total	$69,264,292	80%	$46,789	2%

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

20.	COMMITMENTS AND CONTINGENCIES

(a)  Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of three years with fixed monthly rentals expiring on February 17, 2014, and generally not containing significant renewal options. Total rent expenses for the years ended December 31, 2012 and 2011 was $80,000 and $79,618, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $91,000 in total in the following two year.

(b)  Capital commitments

In November 2012, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #1”) in relation to the construction of a staff dormitory at the new cold storage facility. The construction is expected to be completed in the first half of 2013. Total estimated construction costs are approximately $1.2 million. As of December 31, 2012, the Company recorded approximately $0.2 million as construction in progress. Hence the aggregate contingent payments related to the Third Party Contractor #1 are approximately $1.0 million as of December 31, 2012.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #2”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor #2 in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities commenced operations in July 2012. Accordingly, the Company transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid a total of approximately $24.2 million in construction costs as at December 31, 2012. The aggregated retention payments related to the Third Party Contractor #2 are approximately $0.8 million as of December 31, 2012.

(c)  Guarantees

As of December 31, 2012, Mingxiang was contingently liable as guarantor with respect to the loan of $476,107 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $476,107 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $758,518 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. As of December 31, 2012, Yu Ching has not repaid the interest portion of the debt.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of December 31, 2012, the Company has not recorded any liabilities under these guarantees.

21.	SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2012 up through the date we issued the consolidated financial statements and identified the following subsequent events.

During the first two months of 2013, we have fully repaid the outstanding short-term bank loans in the aggregate amount of about $8.8 million to the Agricultural Bank of China and the China Construction Bank, respectively, and obtained new short-term bank loans in the aggregate amount of about $14.1 million from the Agricultural Development Bank of China and the China Construction Bank, registered financial institutions in the PRC. The short-term loans are due by December, 2013, January and February, 2014, respectively.

We did not have any material recognizable subsequent events.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 29, 2010, the Company engaged BDO China Dahua CPA Co., Ltd. (formerly known as BDO China Li Xin Da Hua CPA Co., Ltd.) (“BDO China”) as the Company’s new independent accountant. During the years ended December 31, 2009 and 2008, and any subsequent interim period through October 29, 2010, the Company did not consult with BDO China, the newly engaged accountant, regarding any matter described in Item 304(a)(2) of Regulation SK, including any issue related to the Company’s financial statements, subject of a disagreement, any reportable event or the type of audit opinion that might be rendered for the Company. The change of independent accountant was approved by the Audit Committee of the Board of Directors of the Company.

On October 29, 2010, the Company’s former independent accountant, ZYCPA Company Limited (“ZYCPA”) resigned as independent accountant of the Company. The former independent accountant’s reports on the Company’s financial statements for the years ended December 31, 2010 and 2009 did not contain any adverse opinions or disclaimer of opinions, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, the accountant’s reports did not include any disclosure of uncertainty regarding the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2010, 2011 and 2012, there were no disagreements between the Company and ZYCPA, the former independent accountant, on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2012.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework”. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within China Marine Food Group Limited have been detected.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position held
Pengfei LIU	57	CEO, Secretary and Director
Marco Hon Wai KU	39	Chief Financial Officer
Weipeng LIU	36	Director
Xiaochuan LI	68	Independent Director
Changhu XUE	48	Independent Director
Honkau WAN	39	Independent Director

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

Weipeng Liu has served as a Director of the Company since November 2007. Mr. Liu oversees the construction, operation and maintenance of our equipment and production facilities in the capacity of Manager of Operations, a position he has held since 1997. In 1997, Mr. Liu joined our Company as Mingxiang and Rixiang’s facilities manager. He was appointed to serve as a director of Rixiang in October 2006. Mr. Liu graduated with a degree in mechanical design and manufacturing and automation from Fuzhou University in 1997. Mr. Liu is not a member of the board of directors of any other public company or any investment company, neither has he been a member of the board of directors for such companies for the past five years. The Board believes that Mr. Liu has the experience, qualifications, attributes and skills necessary to serve on the Board because of his over 15 years of experience with the Company and his knowledge of our equipment and production facilities.

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

The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The Company’s Board of Directors has determined that the registrant has one audit committee financial expert, Honkau Wan, serving on its Audit Committee. Honkau Wan has been a CPA since 2003 and understands the generally accepted accounting principles and financial statements. He is considered as independent director as defined in the listing standards applicable to the Registrant. His relevant experiences are disclosed in the above content in Item 10 of this Form 10-K.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

CODE OF ETHICS

We adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 on January 24, 2008. Our Standards of Business Conduct and Finance Code of Professional Conduct apply to our officers, directors and all employees. Our Standard of Business Conduct provides guidelines to employees to report any suspected or known violations of the Finance Code of Professional Conduct, the Standards of Business Conduct, or other China Marine policies. Under the Code of Ethics and Standards of Business Conduct, all employees will:

●	Act with honesty and integrity, avoiding actual or apparent conflicts of interest in their personal and professional relationships.

●
Provide shareholders with information that is accurate, complete, objective, fair, relevant, timely, and understandable, including information in our filings with and other submissions to the U.S. Securities and Exchange Commission and other public bodies.

●	Comply with rules and regulations of federal, state, provincial and local governments, and of other appropriate private and public regulatory agencies.

●	Action in good faith, responsibly, with due care, competence, and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

●	Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose.

●	Not use confidential information acquired in the course of one’s work for personal advantage.

●	Share knowledge and maintain professional skills importance and relevancy to shareholders’ needs.

●	Proactively promote and be an example of ethical behavior as a responsible individual among peers, in the working environment and the community.

●	Exercise responsible use, control, and stewardship over all China Marine assets and resources that are employed by or entrusted to us.

●
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

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Xiaochuan Li and Changhu Xue, both independent directors. The Compensation Committee determines the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, such as China Green Agriculture, Inc., Zhongpin Inc., American Dairy, Inc. and Converted Organics Inc. and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the Board of Directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Base Salary

The 2011 base salary for Mr. Pengfei Liu, Mr. Marco Ku and Mr. Weipeng Liu was approximately $149,000, $149,000 and $47,000, respectively. The 2012 base salary for Mr. Pengfei Liu, Mr. Marco Ku and Mr. Weipeng Liu was approximately $152,000, $152,000 and $48,000, respectively. All such amounts were paid in cash. The value of base salary reflects each executive’s skill set and the market value of that skill set in the sole discretion of our Compensation Committee and/or our executive officers. The compensation paid to our each independent director Xiaochuan Li, Changhu Xue, and Honkau Wan for 2012 was $12,700, $9,500, and $7,700, respectively.

Bonuses

The Compensation Committee determines whether to provide our executive officers with cash or equity bonuses at the end of each fiscal year. The incentive bonuses, if any, will be paid in the first quarter of the year following the year of assessment. Our Compensation Committee  reviews the necessity of such bonuses on a yearly basis based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success. This particular performance metric was chosen by the Compensation Committee because they believed that such scheme would help in measuring the rewards provided to the senior executives and the directors in an open, fair, and measurable manner given the bonuses were tied in with the performance of the group. Such basis was selected because the senior executives and the directors could be highly motivated under the said scheme and we believe this should improve long-term stockholder value over time. This performance metric will be consistently reviewed by the Compensation Committee.

The 2011 cash bonus for Mr. Pengfei Liu, Mr. Marco Ku and Mr. Weipeng Liu was $nil for each of them. The 2012 cash bonus for Mr. Pengfei Liu, Mr. Marco Ku and Mr. Weipeng Liu is $430,000, $70,000 and $280,000, respectively.

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

We did not grant any stock award to our named executive officers or directors in the fiscal year of 2012.

In the future, we may adopt and establish more equity incentive plans pursuant to which awards may be granted if our Committee determines that it is in the best interests of our stockholders and the Company to do so.

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2012. As of December 31, 2012, none of our executive officers or directors owned any of our derivative securities.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pengfei Liu, CEO	2011	149,000	-	491,400	-	-	-	-	640,400
	2012	152,000	430,000	-	-	-	-	-	582,000

Marco Hon Wai Ku, CFO	2011	149,000	-	189,000	-	-	-	-	338,000
	2012	152,000	70,000	-	-	-	-	-	222,000

Weipeng Liu, Director	2011	47,000	-	378,000	-	-	-	-	425,000
	2012	48,000	280,000	-	-	-	-	-	328,000

SERVICE AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

On November 17, 2007, we entered into separate service agreements (“Service Agreements”) with our executive directors, namely, Pengfei Liu and Weipeng Liu, on substantially similar terms. The Service Agreements were for initial three year terms, which were subsequently renewed through December 31, 2013, on January 1, 2011. Each of the Service Agreements may be terminated if any of the executive directors commits a breach of his Service Agreement, such as being convicted of any offence involving fraud or dishonesty or being adjudicated bankrupt. There are no benefits payable to an executive director upon termination of his Service Agreement. The Service Agreement covers the terms of employment, such as salary and bonus.

On October 17, 2012, we amended the Service Agreement of Pengfei Liu and Weipeng Liu to delete the bonus formula and to authorize bonuses to be determined at the discretion of the Compensation Committee based on the performance of the executives and the Company and other criteria as determined by the Compensation Committee. Except for this amendment, all of the terms and provisions of Service Agreement as renewed on January 1, 2011 shall remain in full force and effect as set forth therein.

We entered into a service agreement with Marco Hon Wai Ku who joined the Company as our chief financial officer in July 2007. We entered into an employment supplementary agreement with Mr. Ku in July 2009. The compensation and benefits for Mr. Ku is reviewed by the Compensation Committee on an annual basis. The service agreement may be terminated by either party giving not less than two months’ notice in writing to the other and may also be terminated if Mr. Ku commits a breach of the agreement, such as being convicted of any offence involving fraud or dishonesty or being adjudicated bankrupt. The service agreement covers the terms of employment, such as salary and bonus. Under the service agreement, Mr. Ku has also agreed not to enter into businesses that will compete with us for a period of six months after the termination of the service agreement.

DIRECTOR COMPENSATION

We also have entered into Independent Director Agreements (the “Agreements”) with Xiaochuan Li, Changhu Xue and Honkau Wan (“Director” or “Directors”). The Agreements shall terminate on the date of the Director’s removal or resignation with each 12-month period ending on the anniversary date of the Director’s appointment constituting a Service Year. Compensation for Xiaochuan Li is RMB80,000, Changhu Xue is RMB60,000 and Honkau Wan is HK$60,000 per Service Year, respectively. Further, the Company reimburses the Directors for expenses incurred in good faith in the performance of the Director’s duties for the Company.

The following table sets forth the total compensation paid to each independent Board member in 2012:

Director Compensation For 2012

Name	Fees Earned or paid in Cash		Stock Awards	Total
Xiaochuan LI	$12,692	(1)	$-	$12,692
Changhu XUE	$9,519	(1)	$-	$9,519
Honkau WAN	$7,692	(2)	$-	$7,692
Total				$29,903

(1)  This amount is based on the exchange rate as of December 31, 2012 of US$1 equal to RMB6.3034.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding beneficial ownership of  29,722,976 outstanding shares of common stock as of March 14, 2013 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Da Bao Industrial Zone, Shishi City, Fujian, China, 362700.

Title of Class	Name & Address of Beneficial Owner	Office, If Applicable	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock $0.001 par value	Pengfei Liu Dabao Industrial Zone Shishi City, Fujian Province, China	CEO	12,182,037		41.0%
Common Stock $0.001 par value	Marco Hon Wai Ku Dabao Industrial Zone Shishi City, Fujian Province, China	CFO	134,000		0.5%
Common Stock $0.001 par value	Weipeng Liu Dabao Industrial Zone Shishi City, Fujian Province, China	Director	100,000		0.3%
Common Stock $0.001 par value	Jayhawk Private Equity Fund, LP 5410 West 61st Place Suite 100 Mission, KS 66205		2,434,868	(1)	8.2%
Common Stock $0.001 par value	Prescott Group Capital Management LLC 1924 South Utica Ave., Suite 1120, Tulsa, Oklahoma 74104		1,886,290	(2)	6.3%

Common Stock $0.001 par value	All officers and directors as a group		12,416,037		41.8%

(1)
Jayhawk Private Equity GP, L.P. is the general partner of Jayhawk Private Equity Co-Invest Fund, L.P. Jayhawk Private Equity Co-Invest Fund, L.P. directly and indirectly owns the shares identified by this footnote in Table.

(2)
Prescott Group Capital Management, L.L.C., as the general partner of Prescott Group Aggressive Small Cap, L.P., Prescott Group Aggressive Small Cap II, L.P., and Prescott Group Aggressive Small Cap Master Fund, G.P., directly and indirectly owns the shares identified by this footnote in Table.

CHANGES OF CONTROL

There are currently no arrangements which would result in a change in control.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INTERESTED PERSON TRANSACTIONS

Except as disclosed herein, we have not entered into any related transaction with any of our directors, executive officers or controlling shareholder or their affiliates.

The transactions discussed in this section were not available to third parties. Pengfei Liu was the principal beneficial owner of Xianglin, Jixiang, Mingxiang, Rixiang and Xianghe when each of the transactions took place. Therefore, Pengfei Liu might provide financing for the companies in advance and provide guarantees without any consideration.

As of December 31, 2012 and 2011, the amount due to a major shareholder and CEO, Pengfei Liu, from the Group was $nil and $50,361, respectively. Such advance due to the shareholder from the Group was unsecured, repayable on demand and interest free.

As of December 31, 2012, Mingxiang was contingently liable as guarantor with respect to the loan of $476,107 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $476,107 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $758,518 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. As of December 31, 2012, Yu Ching has not repaid the interest portion of the debt.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, our CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of December 31, 2012, the Company has not recorded any liabilities under these guarantees.

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

POTENTIAL CONFLICTS OF INTERESTS

Save as disclosed below and under the section “Interested Person Transactions”, during the past three financial years:

a)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction to which we are a party.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us primarily by BDO China Dahua CPA Co., Ltd. for the fiscal years ended December 31, 2012 and 2011:

Services (US$’000)	2012	2011
Audit Fees	$277	$234
Tax Fees	5	4
All Other Fees	-	-
Total	$282	$238

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

2.1
Share Exchange Agreement, dated November 17, 2007 by and among the Registrant, Ocean Technology (formerly known as Nice Enterprise Trading H.K. Co., Ltd.) and its stockholders. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 2.1)

3.1	Amended Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada, as amended to date. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.1)

3.2	Amended and Restated Bylaws of the Registrant. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 3.2)

4.1	Form of Registration Rights Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.1)

4.2	Form of Common Stock Purchase Warrant issued to Investors dated November 17, 2007. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 4.2)

4.3	Form of Common Stock Purchase Warrant issued to Sterne Agee & Leach, Inc. and its designee. (Filed with the Commission on Form 8-K/A dated November 30, 2007 as Exhibit 4.3)

4.4	Form of Common Stock Purchase Warrant issued to Yorkshire Capital Limited and its designee. (Filed with the Commission on Form 8-K/A dated November 30, 2007 as Exhibit 4.4)

4.5	China Marine Food Group Limited 2010 Stock Award Plan. (Filed with the Commission on Form S-8 dated December 14, 2010 as Exhibit 4.1)

4.6	Form of Stock Award Agreement dated April 1, 2011. (Filed with the Commission on Form 8-K dated April 5, 2011)

10.1	Form of Securities Purchase Agreement dated November 17, 2007. (Filed with the Commission on Form 8-K/A on November 30, 2007 as Exhibit 10.1)

10.2
Closing Escrow Agreement dated November 17, 2007, by and among the Registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner, LLP. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.3)

10.3	Service Agreement dated November 17, 2007 between the Registrant and Pengfei Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.5)

10.4	Employment Contract dated November 17, 2007, between the Registrant and Shaobin Yang. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.7)

10.5	Service Agreement dated November 17, 2007, between the Registrant and Weipeng Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.6)

10.6
Service Agreement dated July 26, 2007, between Ocean Technology (formerly known as Nice Enterprise Trading H.K. Co., Ltd.) and Marco Hon Wai Ku. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.8)

10.7
Consulting Agreement dated January 1, 2007 between Yorkshire Capital Ltd. and Ocean Technology (China) Company Limited. (formerly known as Nice Enterprise Trading H.K. Co., Ltd.) (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.9)

10.8
Common Stock Purchase Agreement dated September 13, 2007, by and between New Paradigm Productions, Inc. and Halter Financial Investments, L.P.. (Filed with the Commission on Form 8-K dated September 14, 2007 as Exhibit 10.1)

10.9
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated October 26, 2006. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.10
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated April 18, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.11
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated April 29, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.12
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated June 3, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.13
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated June 13, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.14
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated July 2, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.15
Loan Contract by and between Huabao Mingxiang Foods Co., Ltd. And Shishi Subranch Agricultural Bank of China dated August 21, 2007. (Filed with the Commission on Form S-1 (Amendment No. 2) dated March 13, 2008 as Exhibit 10.9)

10.16
Make Good Escrow Agreement dated November 17, 2007, by and among the Registrant, Sterne Agee & Leach, Inc., Mr. Pengfei Liu, and Interwest Transfer Company, Inc.. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.2)

10.17	Lock-up Agreement dated November 17, 2007, by and among the Registrant and Mr. Pengfei Liu. (Filed with the Commission on Form 8-K dated November 23, 2007 as Exhibit 10.4)

10.18
Investor Relations Consulting Agreement, by and between the Registrant and Hayden Communications International, Inc. dated February 20, 2008. (Filed with the Commission on Form 8-K dated March 21, 2008 as Exhibit 10.1)

10.19
Employment Supplementary Agreement between Ocean Technology (China) Company Limited (formerly known as Nice Enterprise Trading H.K. Co., Ltd.), and Marco Hon Wai Ku dated July 26, 2009. (Filed herewith)

10.20
Executed Auction Confirmation Letter dated November 6, 2009 by Shishi Huabao Mingxiang Foods Co., Ltd and Fujian Jiafu Auction Firm Limited Liability Company. (Filed with the Commission on Form 8-K dated November 12, 2009)

10.21
Credit or Share Purchase Option Agreement amongst Shishi Huabao Mingxiang Food Co., Ltd., Qiu Shang Jing and Shishi Xianghe Food Science and Technology Co., Ltd. November 27, 2009. (Filed with the Commission on Form 8-K dated December 2, 2009)

10.22
Share Purchase Agreement dated January 1, 2010 amongst Shishi Huabao Mingxiang Foods Co., Ltd. Qiu Shang Jing and Shishi Xianghe Food Science and Technology Co., Ltd.. (Filed with the Commission on Form 8-K dated January 5, 2010)

10.23	Form of Securities Purchase Agreement between the Company and each Purchaser dated as of January 20, 2010. (Filed with the Commission on Form 8-K dated January 20, 2010)

10.24
Form of Escrow Agreement between the Company, Global Hunter Securities LLC, Brean Murray, Carret & Co. LLC, Sichenzia Ross Friedman Ference LLP and certain purchasers dated as of January 20, 2010. (Filed with the Commission on Form 8-K dated January 20, 2010)

10.25	Placement Agent Agreement between the Company, Global Hunter Securities and Brean Murray, Carret & Co., LLC dated as of January 15, 2010. (Filed with the Commission on Form 8-K dated January 20, 2010)

10.26	Independent Director Agreement with Xiaochuan Li dated October 1, 2008. (Filed with the Commission on Form 8-K dated October 30, 2008)

10.27	Independent Director Agreement with Changhu Xue dated October 1, 2008. (Filed with the Commission on Form 8-K dated October 30, 2008)

10.28	Independent Director Agreement with Honkau Wan dated October 1, 2008. (Filed with the Commission on Form 8-K dated October 30, 2008)

10.29	Letter of Consent between the Company and Pengfei Liu dated as of January 1, 2011. (Filed with the Commission on Form 10-K dated March 27, 2012)

10.30	Letter of Consent between the Company and Weipeng Liu dated as of January 1, 2011. (Filed with the Commission on Form 10-K dated March 27, 2012)

10.31	Amendment to Service Agreement between the Company and Weipeng Liu dated as of October 17, 2012. (filed herewith)

10.32	Amendment to Service Agreement between the Company and Pengfei Liu dated as of October 17, 2012. (filed herewith)

14.1	Business Code of Conduct. (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.1 and Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.2	Financial Code of Conduct. (Filed with the Commission on Form 8-K dated January 24, 2008 as Exhibit 14.2 and Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.3	Amendments to the By-Laws. (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.03)

14.4	Charter for the Audit Committee. (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.1)

14.5	Charter for the Corporate Governance and Nominating Committee. (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.2)

14.6	Charter for the Compensation Committee. (Filed with the Commission on Form 8-K dated August 17, 2009 as Exhibit 5.05.3)

16.1	Letter from ZYCPA. (Filed with the Commission on Form 8-K dated October 29, 2010 as Exhibit 16.1)

16.2	Letter from Coddovano and Honeck LLP. (Filed with the Commission on Form 8-K dated January 27, 2009 as Exhibit 16.1)

21.1	Subsidiaries List. (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 21)

24.1	Power of Attorney. (Filed with the Commission on Form 10-K dated March 23, 2009 as Exhibit 24)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Pengfei Liu, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Marco Hon Wai Ku , Chief Financial Officer. (Filed herewith)

99.1	Press release dated January 20, 2010 by the Company. (Filed with the Commission on Form 8-K dated January 20, 2010)

XBRL Exhibit

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

/s/ Pengfei Liu
Dated: March 26, 2013	Pengfei Liu, Chief Executive Officer
(Principal executive officer)

/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer
Dated: March 26, 2013	(Principal financial officer and principal accounting officer)