Form 10-Q
period 2013-03-31
CHINA MARINE FOOD GROUP LTD
filed 2013-05-14
CIK 1099977

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: May 14, 2013, Common Stock: 29,722,976.

CHINA MARINE FOOD GROUP LIMITED.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2013

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”))

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,774,088	$880,259
Accounts receivable, net	25,553,045	54,045,852
Inventories	67,200,419	36,415,013
Prepaid expenses and other current assets	5,114,857	400,664

Total current assets	101,642,409	91,741,788

Property, plant and equipment, net	35,669,816	35,737,296
Land use rights, net	2,962,693	2,966,805
Construction in progress	398,940	158,702
Intangible assets, net	15,141,462	15,616,259

TOTAL ASSETS	$155,815,320	$146,220,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$18,989,564	$8,760,375
Accounts payable, trade	2,769,083	4,227,177
Amount due to a shareholder	266,674	-
Income tax payable	-	321,306
Accrued liabilities and other payables	5,801,750	6,217,260

Total current liabilities	27,827,071	19,526,118

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,722,976 shares issued and outstanding as of March 31, 2013 and December 31, 2012	29,723	29,723
Additional paid-in capital	50,097,677	50,097,677
Statutory reserve	9,696,177	9,696,177
Accumulated other comprehensive income	13,650,682	12,946,218
Retained earnings	54,157,802	53,568,622
Total China Marine Food Group Limited shareholders’ equity	127,632,061	126,338,417
Non-controlling interests	356,188	356,315
Total shareholders’ equity	127,988,249	126,694,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,815,320	$146,220,850

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
REVENUE, NET
Processed seafood products	$11,662,422	$9,903,103
Marine catch	255,925	-
Algae-based beverage products	9,566,516	5,180,826
	21,484,863	15,083,929

COST OF REVENUE (INCLUSIVE OF DEPRECIATION AND AMORTIZATION)
Processed seafood products	(8,117,878)	(7,270,735)
Marine catch	(277,650)	-
Algae-based beverage products	(5,844,309)	(3,214,251)
	(14,239,837)	(10,484,986)

GROSS PROFIT	7,245,026	4,598,943

OPERATING EXPENSES:
Depreciation and amortization	(618,734)	(696,070)
Sales and marketing	(4,780,800)	(4,581,249)
General and administrative	(741,633)	(538,141)
Stock-based compensation	-	(667,246)

TOTAL OPERATING EXPENSES	(6,141,167)	(6,482,706)

INCOME (LOSS) FROM OPERATIONS	1,103,859	(1,883,763)

OTHER INCOME (EXPENSES):
Rental income	50,662	49,305
Interest income	9,473	33,049
Interest expense	(211,514)	(35,306)

INCOME (LOSS) BEFORE INCOME TAXES	952,480	(1,836,715)

INCOME TAX EXPENSE	(363,427)	(207,720)

NET INCOME (LOSS)	589,053	(2,044,435)

Less: net loss attributable to non-controlling interests	127	46

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA MARINE FOOD GROUP LIMITED	$589,180	$(2,044,389)

Other comprehensive income:
- Foreign currency translation gain	704,464	830,593

COMPREHENSIVE INCOME (LOSS)	$1,293,644	$(1,213,796)

Net income (loss) per share attributable to China Marine Food Group Limited
- Basic	$0.02	$(0.07)
- Diluted	$0.02	$(0.07)

Weighted average shares outstanding
- Basic	29,722,976	29,697,976
- Diluted	29,722,976	29,697,976

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$589,053	$(2,044,435)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	844,054	771,392
Reversal of doubtful accounts	(143,180)	(296,548)
Changes in operating assets and liabilities:
Accounts receivable	28,635,987	59,309,683
Inventories	(30,785,406)	(34,750,682)
Prepaid expenses and other current assets	(4,714,193)	(3,945,784)
Accounts payable, trade	(1,458,094)	(851,220)
Income tax payable	(415,510)	(173,761)
Accrued liabilities and other payables	(321,306)	(1,014,527)

Net cash (used in) provided by operating activities	(7,768,595)	17,004,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(6,868)
Cash paid to construction in progress	(240,238)	(592,595)

Net cash used in investing activities	(240,238)	(599,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (Repayment of) amount due to a shareholder	266,674	(1,225)
Proceeds from short-term borrowings	18,958,403	-
Repayment of short-term borrowings	(8,794,150)	-

Net cash provided by (used in) financing activities	10,430,927	(1,225)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,422,094	16,403,430

Effect of exchange rate changes in cash and cash equivalents	471,735	465,709

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	880,259	586,914

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,774,088	$17,456,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,406,832	$381,481
Cash paid for interest	$211,514	$35,306

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	China Marine Food Group Limited shareholders’ equity
	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Non- controlling interests	Total shareholders’ equity
	No. of shares	Amount

Balance as of December 31, 2012	29,722,976	$29,723	$50,097,677	$9,696,177	$12,946,218	$53,568,622	$356,315	$126,694,732

Net income for the period	-	-	-	-	-	589,180	(127)	589,053
Foreign currency translation adjustment	-	-	-	-	704,464	-	-	704,464
Balance as of March 31, 2013	29,722,976	$29,723	$50,097,677	$9,696,177	$13,650,682	$54,157,802	$356,188	$127,988,249

See accompanying notes to condensed consolidated financial statements.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on the Form 10-K for the year ended December 31, 2012. The condensed consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements.

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

●	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, valuation of goodwill and intangible assets, equity instruments and allowance for doubtful accounts.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at the financial institutions in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $3,740,559 and $879,647 as of March 31, 2013 and December 31, 2012, respectively, which amounts exclude Ocean Technology.

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

As of March 31, 2013 and December 31, 2012, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Depreciation expense for the three months ended March 31, 2013 and 2012 were $263,793 and $113,541, respectively, which included $222,480 and $72,492 in cost of revenue.

Certain property, plant and equipment with original costs of $1,408,833 have become fully depreciated as of March 31, 2013.

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

The Company evaluates the valuation of its goodwill according to the provisions of Accounting Standards Codification (“ASC”) 350, Intangible-Goodwill and Other, to determine if the current value of goodwill has been impaired. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As discussed below, the Company experienced a triggering event during the third quarter of 2012 because results were lower than expected compared to the Company’s forecasts for its algae-based drink business during the year ended December 31, 2012. In accordance with ASC 350-20-35-18, if impairment is probable and can be reasonably estimated, the impairment should be recorded in the current reporting period. Accordingly, based on the preliminary results of the management’s valuation of the drink business, the Company recorded a goodwill impairment loss of 100% or $2.6 million during the third quarter of 2012. The amount was finalized in the fourth quarter as discussed below.

Changes in the carrying amount of goodwill are as follows:

	March 31, 2013	December 31, 2012

Beginning balance	$-	$2,553,757
Less: Goodwill impairment	-	(2,571,488)
Effect of foreign currency translation	-	17,731
Ending balance	$-	$-

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Drink business amortization expenses for the three months ended March 31, 2013 and 2012 were $559,850 and $637,507, respectively. Using the current exchange rate, the estimated annual amortization expense is $2,243,080 for each of the five succeeding years.

Changes in the carrying amount of intangible assets are as follows:

	March 31, 2013	December 31, 2012

Beginning balance	$15,616,259	$20,225,220
Less: Accumulated amortization	(559,850)	(2,547,711)
Less: Intangible assets impairment	-	(2,223,879)
Effect of foreign currency translation	85,053	162,629
Ending balance	$15,141,462	$15,616,259

During the three month ended March 31, 2013, the algae-based drink revenue was higher than that for the same quarter a year ago and exceeded the Company’s latest forecasts used in the annual impairment tests. Management believed that there were no impairment indicators during the three months ended March 31, 2013 and concluded that the intangible assets balance of $15.1 million as of March 31, 2013 was fairly stated. Given our expansion plan into additional untapped areas of the domestic market together with continuous marketing and promotional campaigns, we expect the sales of our beverage segment to remain strong for the rest of the fiscal year. However, if the drink business’s actual operating results do not continue to improve as forecasted, the Company may be required to perform a full impairment analysis and record impairment charges in future quarters. Such an impairment charge would have a material adverse effect on the Company’s reported results.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Apart from the impairment of goodwill and intangible assets as disclosed in the above, there was no impairment for other long-lived assets as of March 31, 2013 and December 31, 2012.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company recognizes revenue from the sale of processed seafood products and algae-based beverage products upon receipt of the delivery confirmation provided by the distributor’s carrier and the title and risk of loss of the product has transferred to the distributor. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. The Company recognizes revenue from marine catch and ices when title has transferred to the buyer, which usually coincides with the signing of the sales contract on the transaction date or the transaction date being stipulated in the sales contract. The Company experienced no material product returns and recorded no reserve for sales returns for the period ended March 31, 2013 and December 31, 2012.

For processed seafood products, the Company offers sales incentives, consisting of free products, to customers based on yearly sales targets. For algae-based beverage products, the Company offers two types of sales incentives, both consisting of free products. Quarterly incentives are based on the number of cases sold during the quarter and yearly incentives are also based on number of cases sold, as well as other thresholds. These are non-cash incentives and are solely used for promotional activities purposes. These amounts totaling $170,514 and $81,052 for the period ended March 31, 2013 and 2012, respectively, are accrued as sales and marketing expenses during the same month revenue is recognized.

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

For the period ended March 31, 2013 and December 31, 2012, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2013 and December 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	March 31,
	2013	2012
Period-end exchange rates RMB:US$1	6.2666	6.3122
Average exchange rates RMB:US$1 for three months period ended	6.2769	6.2976

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

The fair value of short-term borrowings and amount due to a shareholder as of March 31, 2013 and December 31, 2012 was $18,989,564, $266,674 and $8,760,375, $nil, respectively, which are identical to their carrying values.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The adoption of ASU 2013-01 is not expected to have material impact on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. Early adoption is permitted. The Company does not expect that the adoption of ASU 2013-02 will have a material impact on its consolidated financial statements.

NOTE - 4   ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2013	December 31, 2012

Account receivable, at cost	$25,681,452	$54,317,439
Less: allowance for doubtful accounts	(128,407)	(271,587)
Account receivable, net	$25,553,045	$54,045,852

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Changes in the allowance for doubtful accounts are as follows:

	March 31, 2013	December 31, 2012

Beginning balance	$271,587	$344,943
Reversal of doubtful accounts	(143,180)	(73,356)
Amounts written off	-	-
Ending balance	$128,407	$271,587

NOTE - 5   INVENTORIES

Inventories consisted of the following:

	March 31, 2013	December 31, 2012

Raw materials	$63,759,271	$33,337,600
Work-in-process	3,132,247	2,646,855
Finished goods	163,922	269,440
Packaging materials	144,979	161,118
Total	$67,200,419	$36,415,013

For the period ended March 31, 2013 and December 31, 2012, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE - 6   CONSTRUCTION IN PROGRESS

In November 2012, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #1”) in relation to the construction of staff dormitories at our new cold storage facility. The construction is expected to be completed in the first half of 2013. Total estimated construction costs are approximately $1.2 million. As of March 31, 2013, the Company recorded approximately $0.4 million as construction in progress. Hence the aggregate contingent payments related to the Third Party Contractor #1 are approximately $0.8 million as of March 31, 2013.

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #2”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor #2 in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities commenced operations in July 2012. Accordingly, the Company transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid a total of approximately $24.2 million in construction costs as at March 31, 2013. The aggregated retention payments related to the Third Party Contractor #2 are approximately $0.8 million as of March 31, 2013.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 7   SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang, obtained short-term bank loans in the aggregate amount of $8,760,375 as of December 31, 2012, from the Agricultural Bank of China and the China Construction Bank, registered financial institutions in the PRC. During the first quarter of 2013, we have fully repaid the outstanding short-term bank loans in the aggregate amount of about $8.8 million to the Agricultural Bank of China and the China Construction Bank, respectively, and obtained new short-term bank loans in the aggregate amount of about $19.0 million from the Agricultural Development Bank of China and the China Construction Bank, registered financial institutions in the PRC. As of March 31, 2013, the short-term bank loans were in the aggregate amount of $18,989,564. The weighted average effective interest rate per annum was 6.34% and 5.49% for the period ended March 31, 2013 and 2012, respectively, payable quarterly. Interest expenses for the three months ended March 31, 2013 and 2012 were $211,514 and $35,306, respectively and none of the interest incurred was capitalized. The short-term loans are due by December, 2013, January and February, 2014, respectively.

NOTE - 8   AMOUNT DUE TO A SHAREHOLDER

As of March 31, 2013 and December 31, 2012, the amounts of $266,674 and $nil represented temporary advances for working capital purposes from a major shareholder and CEO, Mr. Liu, which were unsecured, interest free and repayable on demand.

NOTE - 9   NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

March 31, 2013

20% share of equity interest in Xianghe	$509,763
Less: advance to a non-controlling shareholder of a subsidiary	(153,575)
Net amount	$356,188

Advance to a non-controlling shareholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

NOTE - 10   INCOME TAXES

For the period ended March 31, 2013 and 2012, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Three Months Ended March 31,
	2013	2012
Tax jurisdiction from:
– Local	$-	$-
– Foreign	952,480	(1,836,715)
Income (loss) before income taxes	$952,480	$(1,836,715)

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2013	2012
Current:
– Local	$-	$-
– Foreign	363,427	207,720

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$363,427	$207,720

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

As of March 31, 2013, China Marine incurred $26,466 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $9,131 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended March 31, 2013 and 2012, respectively. As of March 31, 2013, Ocean Technology incurred $883,499 of net operating loss carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $145,777 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended March 31, 2013 and 2012. Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the period ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012

Income (loss) before income taxes from PRC subsidiaries	$989,409	$(1,799,432)
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	247,352	(449,858)

Tax effect from Tax Holiday	-	114,101
Tax effect on net operating losses from PRC subsidiaries	6,837	411,816
Tax effect on non-taxable income	-	4,868
Tax effect on non-deductible expenses	109,238	126,793
Income taxes at effective rate	$363,427	$207,720

As of March 31, 2013, the PRC operation incurred $129,029 of net operating loss carryforwards available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $32,257 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

Tax Holiday

Income (loss) before income tax expense was $952,480 and ($1,836,715) for the period ended March 31, 2013 and 2012 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the period ended March 31, 2013 and 2012 was $363,427 and $207,720. The combined pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Three Months Ended March 31,
	2013	2012
Amount of tax holiday effect	$-	$(114,101)
Tax holiday effect on basic losses per share	$-	$(0.004)
Tax holiday effect on diluted losses per share	$-	$(0.004)

NOTE - 11   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

The Company’s chief operating decision maker has been identified as chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended March 31, 2013 and 2012 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended March 31, 2013 and 2012.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$11,662,422	$255,925	$9,566,516	$21,484,863
Cost of revenue	(8,117,878)	(277,650)	(5,844,309)	(14,239,837)
Gross profit	$3,544,544	$(21,725)	$3,722,207	$7,245,026

Expenditure for long-lived assets	$-	$240,238	$-	$-

	Three Months Ended March 31, 2012
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$9,903,103	$-	$5,180,826	$15,083,929
Cost of revenue	(7,270,735)	-	(3,214,251)	(10,484,986)
Gross profit	$2,632,368	$-	$1,966,575	$4,598,943

Expenditure for long-lived assets	$6,868	$592,595	$-	$599,463

Expenditure for long-lived assets incurred for the period ended March 31, 2013 and 2012 mainly relates to the construction of a cold storage facility and related staff dormitories which are used to store the Company’s inventory for marine catch and processed seafood products, provide marine catch cold storage services and marine catch ice making.

(b) Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three Months Ended March 31,
	2013	2012
Revenue, net:
The PRC	$21,484,863	$15,083,929
Asia	-	-

Total revenue, net	$21,484,863	$15,083,929

All the Company’s long-lived assets are located in the PRC in both periods.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 12   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

The followings are tables summarizing the revenue from customers that individually represents greater than 10% of the total revenue for the period ended March 31, 2013 and 2012 and their outstanding balances as at period-end dates.

	Three Months Ended March 31, 2013
Customer	Revenue	Percentage of total revenue	Accounts receivable, net	Percentage of total accounts receivable, net

Customer A	$4,588,563	21%	$7,205,068	28%
Customer B	2,830,311	13%	5,580,407	22%
Customer C	2,432,659	11%	3,115,099	12%

Total	$9,851,533	45%	$15,900,574	62%

	Three Months Ended March 31, 2012
Customer	Revenue	Percentage of total revenue	Accounts receivable, net	Percentage of total accounts receivable, net

Customer B	$1,654,409	11%	$936,956	10%

Total	$1,654,409	11%	$936,956	10%

(b) Major vendors

The followings are tables summarizing the purchases from vendor that individually represents more than 10% of the total purchases for the period ended March 31, 2013 and 2012 and their outstanding balances as at period-end dates.

	Three Months Ended March 31, 2013
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade	Percentage of total accounts payable, trade

Vendor A	$10,080,857	27%	$-	-
Vendor B	9,531,424	25%	144,616	5%
Vendor C	9,179,702	24%	147,896	6%

Total	$28,791,983	76%	$292,512	11%

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three Months Ended March 31, 2012
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade	Percentage of total accounts payable, trade

Vendor A	$35,963,818	88%	$-	-

Total	$35,963,818	88%	$-	-

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

NOTE - 13   COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of three years with fixed monthly rentals expiring on February 17, 2014, and generally not containing material renewal options. Total rent expenses for the three months ended March 31, 2013 and 2012 was $20,000, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $71,000 in total in the following twelve months.

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b) Capital commitments

In November 2012, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #1”) in relation to the construction of staff dormitories at our new cold storage facility. The construction is expected to be completed in the first half of 2013. Total estimated construction costs are approximately $1.2 million. As of March 31, 2013, the Company recorded approximately $0.4 million as construction in progress. Hence the aggregate contingent payments related to the Third Party Contractor #1 are approximately $0.8 million as of March 31, 2013.

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #2”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor #2 in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities commenced operations in July 2012. Accordingly, the Company transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid a total of approximately $24.2 million in construction costs as at March 31, 2013. The aggregated retention payments related to the Third Party Contractor #2 are approximately $0.8 million as of March 31, 2013.

(c) Guarantees

As of March 31, 2013, Mingxiang was contingently liable as guarantor with respect to the loan of $478,728 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $478,728 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $758,518 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. As of March 31, 2013, Yu Ching has not repaid the interest portion of the debt.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of March 31, 2013, the Company has not recorded any liabilities under these guarantees.

NOTE - 14   SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after March 31, 2013 up through the date we issued the condensed consolidated financial statements. During this period, we did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following review concerns the three months ended March 31, 2013 and 2012, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

All rental income, which is relatively immaterial compared to our principal revenues from sale of processed seafood products, beverage products and trading of marine catch, is recognized as "Other Income" in our financial statements. In particular, Mingxiang and Rixiang are responsible for the rental income related to the collection on the 31 and 6 shop spaces, respectively, at our factory in Dabao Industrial Zone. A majority of these rental contracts are based on a one-year lease term and only one rental contract is based on a four-year lease term.

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

Sales of our processed seafood products accounted for approximately 54.3% and 65.7% of our total sales in the first quarter of 2013 and 2012, respectively. Trading of our marine catch accounted for approximately 1.2% and nil of our total sales in the first quarter of 2013 and 2012, respectively. Sales of our algae-based beverage products accounted for approximately 44.5% and 34.3% of our total sales in the first quarter of 2013 and 2012, respectively. We expect the sales of our algae-based beverage products will remain strong in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

●
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 74.9% and 72.4% of our total cost of revenue of processed seafood products in the first quarter of 2013 and 2012, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

●
In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. The earthquake and tsunami caused extensive and severe structural damage in Japan, including heavy damage to roads and railways as well as fires in many areas, and a dam collapse and damage to several nuclear reactors, including leakage of radioactive water. Although to date the damage caused by the earthquake and tsunami have not damaged our access to raw materials, there can be no assurance that such access may not be affected. Even though government officials and health experts in Japan and China stated the doses of nuclear radiation leaks are low and not a threat to human health unless the tainted products are consumed in abnormally excessive quantities, concern of seafood contamination adversely affected our sales of seafood and algae-based beverage products as a result of consumers’ perception of food safety in relation to the nuclear radiation leaks in Japan.

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

As at March 31, 2013, we employed 511 employees.

Seasonality

We do not experience any significant seasonality in relation to sales for our processed seafood and algae-based beverage products. However, sales for our processed seafood products are usually higher before the Chinese New Year and lower during summer time. Sales for our algae-based beverage products are expected to be higher before the Chinese New Year and during the summer. Since the production will cease during the Chinese New Year holidays and it takes several months to resume demand from our distributors back to normal level, sales in the first quarter of the fiscal year are usually lower than that in the prior quarter.

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

We intend to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities. We are currently utilizing certain cold storage spaces and freezing for our own products, which do not only help to reduce storage costs but also are expected to improve margins for our current seafood segments as a result of bulk purchases at favorable prices. We are not currently providing cold storage or freezing services to third parties and only generating de minims revenues from ice making services, but we intend to increase sales of these services to third parties should we have sufficient capacity in excess of the needs for our own products.

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products. The breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three months ended March 31, 2013 and 2012 are set out below:

Breakdown of our past performance by principal products and geographical region

Sales by product

	Three Months Ended March 31,
	2013		2012
	US$’000%		US$’000%

Processed seafood products	11,662	54.3	9,903	65.7
Marine catch	256	1.2	-	-
Algae-based beverage products	9,567	44.5	5,181	34.3
Total	21,485	100.0	15,084	100.0

Sales by geographical region

	Three Months Ended March 31, 2013
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,223	10.5	-	-	-	-	1,223	5.7
Zhejiang	4,479	38.4	-	-	4,589	48.0	9,068	42.2
Fujian	5,524	47.4	256	100.0	4,978	52.0	10,758	50.1
Guangdong/ Shenzhen	436	3.7	-	-	-	-	436	2.0
Total PRC	11,662	100.0	256	100.0	9,567	100.0	21,485	100.0
Asia	-	-	-	-	-	-	-	-
Total	11,662	100.0	256	100.0	9,567	100.0	21,485	100.0

	Three Months Ended March 31, 2012
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	879	8.9	-	-	-	-	879	5.8
Zhejiang	3,747	37.8	-	-	1,301	25.1	5,048	33.5
Fujian	4,757	48.0	-	-	3,880	74.9	8,637	57.3
Guangdong/ Shenzhen	520	5.3	-	-	-	-	520	3.4
Total PRC	9,903	100.0	-	-	5,181	100.0	15,084	100.0
Asia	-	-	-	-	-	-	-	-
Total	9,903	100.0	-	-	5,181	100.0	15,084	100.0

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Sales

Our revenue increased by approximately $6.4 million or 42.4% from $15.1 million for the three months ended March 31, 2012 to $21.5 million for the same period ended March 31, 2013. The increase in revenue was primarily attributed to the increase in sales of our processed seafood and algae-based beverage products. Sales of our processed seafood products increased by $1.8 million or 17.8% year over year to $11.7 million, whereas sales of algae-based beverage products increased by $4.4 million or 84.7% to $9.6 million for the same periods under review. Our marine catch segment realized sales of $0.3 million for the three months ended March 31, 2013, compared to $nil million for the same period under review.

As a result of consumers’ perception of seafood safety in relation to the nuclear radiation leaks in Japan which occurred in March 2011, sales of processed seafood products have been significantly and adversely affected since the second quarter of 2011. During the year 2012 and through the first quarter of 2013, sales of our seafood products have largely recovered to pre-earthquake levels. While we are confident that the seafood we use to produce our processed seafood products is safe, it is unclear how long it will take for consumer confidence in seafood products to normalize.

Calendar year ended December 31, 2013 is the fourth year in which we recognize sales of our algae-based beverage products since the acquisition of Xianghe on January 1, 2010. In 2010, our distribution network for the beverage segment was mainly Fujian province. After gaining experience in Fujian, we expanded our distribution into Zhejiang province in the second quarter of 2011. The growth from Fujian and Zhejiang has been adversely affected by the public concern over the plasticizer contamination in the beverage industry, as well as the lower-than-expected temperatures in the southern regions of China during the summer of 2011. Sales of our algae-based beverage products in 2012 and the three months ended March 31, 2013 recovered significantly as a result of our continuous contribution to the related sales and marketing campaigns. Given our expansion plan into additional untapped areas of the domestic market and our increased marketing expenditures, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to 64, as of March 31, 2013.

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

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood and algae-based beverage products operations, as well as the cost of our marine catch. The breakdown is as follows:

	Three Months Ended March 31,
	2013		2012
	US$’000%		US$’000%

Processed seafood products	8,118	57.0	7,271	69.3
Marine catch	278	2.0	-	-
Algae-based beverage products	5,844	41.0	3,214	30.7
Total	14,240	100.0	10,485	100.0

Cost of revenue - Processed seafood products

Our cost of revenue of processed seafood products comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three Months Ended March 31,
	2013		2012
	US$’000%		US$’000%

Raw materials	6,077	74.9	5,261	72.4
Packaging materials	937	11.5	819	11.3
Direct labor	438	5.4	577	7.9
Manufacturing overhead	666	8.2	614	8.4
Total	8,118	100.0	7,271	100.0

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

Raw material costs accounted for approximately 74.9% and 72.4% of our cost of revenue in the first quarter of 2013 and 2012, respectively. The increase in percentage of raw materials cost was mainly due to decreased direct labor costs as a result of reduced headcount for production of processed seafood products for the periods under review. The increase in raw material costs was in line with our increased production and sales of processed seafood products.

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

Packaging materials

Packaging materials accounted for approximately 11.5% and 11.3% of our cost of revenue in the first quarter of 2013 and 2012, respectively. The increase in packaging material costs for the periods under review was in line with the increased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for approximately 5.4% and 7.9% of our cost of revenue in the first quarter of 2013 and 2012, respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products.

The total headcount for the processed seafood segment as at March 31, 2013 has decreased to 262 from 582 as of December 31, 2011, as a result of the decreased production and sales of processed seafood products. The decrease in direct labor costs for the first quarter of 2013 was mainly due to the reduction in headcount.

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods. The increase in manufacturing overhead for the periods under review was in line with the increased production and sales of processed seafood products.

Cost of revenue - Marine catch

	Three Months Ended March 31,
	2013		2012
	US$’000%		US$’000%

Raw materials	135	48.5	-	-
Other expenses	143	51.5	-	-
Total	278	100.0	-	-

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, and overseas customers in the Philippines. The cost of the raw material is based on the market price at the time of purchase.

The increase in raw materials cost for the periods under review was due to the increased sales of trading materials and ices.

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the marine catch fresh, and also the associated costs of ice making services for the first quarter of 2013.

Cost of revenue - Algae-based beverage products

Our cost of revenue of algae-based beverage products comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three Months Ended March 31,
	2013		2012
	US$’000%		US$’000%

Raw materials	876	15.0	464	14.4
Packaging materials	3,942	67.5	2,182	67.9
Manufacturing overhead	1,026	17.5	568	17.7
Total	5,844	100.0	3,214	100.0

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as sugar and herbal powder. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 15.0% and 14.4% of our cost of revenue in the first quarter of 2013 and 2012, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by changes in ingredient mix from time to time and the market price of the raw materials. The increase in raw materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices with a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 67.5% and 67.9% of our cost of revenue in the first quarter of 2013 and 2012, respectively. The increase in packaging materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Manufacturing overhead

We utilize one third party manufacturer to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We will use multiple manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three Months Ended March 31,
	2013		2012
	US$’000%		US$’000%

Processed seafood products	3,544	48.9	2,632	57.2
Marine catch	(22)	(0.3)	-	-
Algae-based beverage products	3,723	51.4	1,967	42.8
Total	7,245	100.0	4,599	100.0

Gross profit margin by profit

	Three Months Ended March 31,
	2013	2012
	%	%

Processed seafood products	30.4	26.6
Marine catch	(8.5)	-
Algae-based beverage products	38.9	38.0
Total	33.7	30.5

Gross profit

Gross profit increased by 57.5% or $2.6 million, from $4.6 million for the three months ended March 31, 2012 to $7.2 million for the same period in 2013. Overall gross profit margin increased by 3.2% from 30.5% for the three months ended March 31, 2012 to 33.7% for the same period in 2013. Gross profit margin for the processed seafood products operations increased from 26.6% for the three months ended March 31, 2012 to 30.4% for the same period in 2013 which was mainly due to the improved economies of scale and decreased direct labor costs as a result of reduced headcount. Marine catch sales are mainly deemed as opportunistic trading of frozen seafood in blocks and therefore the corresponding profit margin is dependent on the prevailing market conditions which could be fluctuated significantly from time to time. Ice making services contributed negative gross profit margin in the first quarter of 2013 mainly due to low demand of ice during Lunar Chinese New Year period and therefore corresponding income was not able to cover the invariable costs like labor costs and depreciation. Gross profit margin for the algae-based beverage segment increased from 38.0% to 38.9% for the comparative periods under review mainly due to the improved economies of scale.

Depreciation and amortization

Depreciation and amortization accounted for approximately 2.9% and 4.6% of our total revenue in the first quarter of 2013 and 2012, respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.2 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses increased to $4.8 million in the first quarter of 2013 from $4.6 million in the first quarter of 2012 and accounted for approximately 22.3% and 30.4% of our total revenue in the first quarter of 2013 and 2012, respectively. The increase in the sales and marketing expenses was mainly due to the increase of advertising and promotional costs to strengthen brand position and improve market awareness in both existing and new markets and cope with the marketing strategies associated with the newly acquired beverage products. We have spent approximately $1.8 million in advertising campaigns including TV commercials and $2.6 million in promotional costs including subsidized products for promotional purposes, free gifts and other direct marketing events during the first quarter of 2013 to raise awareness of our processed seafood and algae-based beverage products. Accordingly, the number of sales staff has increased from 47 in 2010 to 93 as at March 31, 2013, of which 64 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses increased to $0.7 million in the first quarter of 2013 compared to $0.5 million in the first quarter of 2012 and accounted for approximately 3.5% and 3.6% of our total revenue in the first quarter of 2013 and 2012, respectively. The increase in the general and administrative expenses was mainly due to the decreased reversal of allowance for doubtful accounts and increased bonus provision during the periods under review.

Stock-based compensation

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares to certain of our officers, directors and employees. Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.7 million, which is recognized as compensation expense, using the straight-line method, over the service period of one year from April 1, 2011 to March 31, 2012. There was no compensation expense during the first quarter of 2013.

Goodwill and intangible assets impairment

During the year ended December 31, 2012, the algae-based drink revenues were lower than expected and the corresponding selling expenses were higher than expected compared to the Company’s forecasts. Although the drink business significantly improved revenues during 2012 compared to 2011, the Company incurred significant sales and marketing expenses during the year to support this revenue growth, which resulted in a significant operating loss for the algae-based drink business. As a result, during our third quarter of 2012, we determined there was a triggering event and recorded a goodwill impairment loss of 100% or $2.6 million based on the preliminary results indicating a carrying value of our goodwill was greater than the fair market value. Our goodwill balance is $nil as of March 31, 2013 and December 31, 2012.

Subsequently, the independent valuation expert completed the complete drink business valuation and management concluded that the fair value of the intangible assets as of December 31, 2012 was $15.6 million. The valuation report included a number of significant management assumptions regarding the future growth and profitability of our drink business. This resulted in an intangible assets impairment loss of $2.2 million for the year ended December 31, 2012. As of March 31, 2013 and December 31, 2012, our intangible assets balance is $15.1 million and $15.6 million, respectively. The impairment of the intangible assets was considered in the finalization of the impairment of the goodwill. The valuation of the remaining intangible, as noted above, is based on a number of assumptions and should actual results differ from these assumptions, further impairment may be necessary.

During the three month ended March 31, 2013, the algae-based drink revenue was higher than that for the same quarter a year ago and exceeded the Company’s latest forecasts used in the annual impairment tests. Management believed that there were no impairment indicators during the three months ended March 31, 2013 and concluded that the intangible assets balance of $15.1 million as of March 31, 2013 was fairly stated.

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

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 1.0% and 0.2% of our total revenue in the first quarter of 2013 and 2012, respectively. During the first quarter of 2013, net short-term loans of $10.2 million were drawn down mainly for optimal pricing of marine catch purchases and to maintain the effectiveness of the facility lines with the banks. The weighted average effective interest rates per annum were 6.34% and 5.49% in the first quarter of 2013 and 2012, respectively.

Income before income tax

Our income before income tax increased by $2.8 million from $1.8 million loss in the first quarter of 2012 to $1.0 million in income for the same period in 2013. The increase was mainly due to the increase in total revenue and overall gross profit of approximately $6.4 million and $2.6 million, respectively, as a result of the factors described above.

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

Income tax expenses for the three months ended 2013 and 2012 and were approximately $0.4 million and $0.2 million, respectively. The effective tax rates were 38.2% and -11.3%, respectively, for the three months ended 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of shareholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at March 31, 2013 amounted to approximately $3.8 million, with new net short-term loans of $10.2 million being drawn down during the first quarter of 2013.

A summary of our cash flows for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
US$’000	2013	2012

Net cash (used in) provided by operating activities	(7,769)	17,004
Net cash used in investing activities	(240)	(600)
Net cash provided by (used in) financing activities	10,431	(1)
Net change in cash and cash equivalents	2,422	16,403
Foreign currency translation adjustment	472	466
Cash and cash equivalents at the beginning of the period	880	587
Cash and cash equivalents at the end of the period	3,774	17,456

Net cash (used in) provided by operating activities

Our net cash used in operating activities for the three months ended March 31, 2013 amounted to approximately $7.8 million, which was a decrease of $24.8 million compared to net cash provided by operating activities for the same period in 2012. The decrease was mainly attributable to the decrease in the collection of accounts receivable of $30.5 million, partially offset by the increase in the net operating income of $2.6 million and the increase in inventories of $4.0 million which were largely composed of trading materials during the same period under review.

As of March 31, 2013, our cash and cash equivalents increased to approximately $3.8 million from $0.9 million at December 31, 2012 mainly as a result of additional sales, collection of outstanding accounts receivable and net bank borrowings. Our accounts receivable decreased to $25.6 million at March 31, 2013 from $54.0 million at December 31, 2012, while our inventory increased to $67.2 million at March 31, 2013 from $36.4 million at December 31, 2012. The increase of inventory in the first quarter of 2013 was mainly due to the purchase of marine catch in blocks from suppliers. We intend to sell the stocks to customers.

Net cash used in investing activities

For the three months ended March 31, 2013, our net cash used in investing activities was approximately $0.2 million which was mainly attributable to the additional costs for the construction of staff dormitories at our new cold storage facility.

Net cash provided by (used in) financing activities

For the three months ended March 31, 2013, our net cash provided by investing activities was approximately $10.4 million which was mainly attributable to the net borrowing of short-term bank loans.

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

We have built cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We financed the total $27.3 million in land use rights and construction costs from funds generated by operations. The facilities commenced operations in July 2012. Accordingly, we transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid approximately $24.2 million in construction costs as at March 31, 2013. The aggregated retention payments related to the Third Party Contractor are approximately $0.8 million as of March 31, 2013.

During the first quarter of 2013, our wholly-owned subsidiary, Mingxiang, obtained net short-term bank loans, which loans totaled $19.0 million as of March 31, 2013. The loans were drawn down mainly for optimal pricing of marine catch purchases and to maintain the effectiveness of the facility lines with the banks. The short-term loans are due by December, 2013, January and February, 2014, respectively. We could manage our operating cash flows, including collection of accounts receivable, sales of our inventories and purchase less of trading materials, in case our cash is not adequate to pay off the loans.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of three years with fixed monthly rentals expiring on February 17, 2014, and generally not containing material renewal options. Total rent expenses for the three months ended March 31, 2013 and 2012 was $20,000, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $71,000 in total in the following twelve months.

Capital commitments

In November 2012, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #1”) in relation to the construction of staff dormitories at our new cold storage facility. The construction is expected to be completed in the first half of 2013. Total estimated construction costs are approximately $1.2 million. As of March 31, 2013, the Company recorded approximately $0.4 million as construction in progress. Hence the aggregate contingent payments related to the Third Party Contractor #1 are approximately $0.8 million as of March 31, 2013.

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #2”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor #2 in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities commenced operations in July 2012. Accordingly, the Company transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid a total of approximately $24.2 million in construction costs as at March 31, 2013. The aggregated retention payments related to the Third Party Contractor #2 are approximately $0.8 million as of March 31, 2013.

Guarantees

As of March 31, 2013, Mingxiang was contingently liable as guarantor with respect to the loan of $478,728 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $478,728 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $758,518 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. As of March 31, 2013, Yu Ching has not repaid the interest portion of the debt.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, our CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with Accounting Standard Codification (“ASC”) 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of March 31, 2013, the Company has not recorded any liabilities under these guarantees.

ISSUANCE OF COMMON STOCK

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Three Months Ended March 31,
	2013	2012
	%	%
Sales
RMB	100.0	100.0
US dollars	0.0	0.0
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at March 31, 2013, the exchange rate was approximately US$1.00 to RMB6.2666. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2013.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

During the most recent quarter ended March 31, 2013, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Under Rule 13a-15(e) and 15d-15(e), the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●
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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under the headings “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” which risks could materially affect our business, financial condition or future results. The material changes in our risk factors from those described in the Annual Report on Form 10-K are as follows:

RISKS RELATED TO OUR BUSINESS

We are dependent on certain major suppliers for our raw materials. In the event we are no longer able to secure raw materials from these suppliers and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 93.2% and 96.8% of our total purchases of raw materials for the three months ended March 31, 2013 and 2012, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Our new cold storage facility will be subject to a number of development risks, including risks of entering into new business.

We have built cold storage facilities adjacent to the fishing port in Shishi city with a capacity of approximately 20,000 tons. The facilities commenced operations in July 2012. We intend to enter into a new line of business to provide high standard, modernized cold storage, freezing and ice making services to the port area through the exclusive cold storage facilities, but since the facility commenced operations, we have needed the cold storage and freezing capacity for our own products.

We have yet to enter into any agreement or arrangement with third parties related to such new line of business, except for de minimis sales of ice to local fishermen. No assurance can be given that the new business will achieve profitable operations. The new line of business will also depend on our need for the storage and freezing capacity for our own trading materials and our ability to secure new customers and/or sufficient orders. Failure to secure new customers or sufficient orders or to meet our customers’ orders would materially and adversely affect our business and financial performance. There is no assurance that our future plans will result in commercial success. If we are unable to execute our expansion plans successfully, our business and financial performance would be materially and adversely affected.

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

CHINA MARINE FOOD GROUP LIMITED

Dated: May 14, 2013	By:	/s/ Pengfei Liu
Pengfei Liu, Chief Executive Officer (Principal executive officer)

Dated: May 14, 2013	By:	/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer and principal accounting officer)