Form 10-Q
period 2013-06-30
CHINA MARINE FOOD GROUP LTD
filed 2013-08-14
CIK 1099977

U.S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: August 14, 2013, Common Stock: 29,722,976.

CHINA MARINE FOOD GROUP LIMITED.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2013

INDEX

Back to "Table of Contents"

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA MARINE FOOD GROUP LIMITED

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”))

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,629,936	$880,259
Accounts receivable, net	30,884,459	54,045,852
Inventories	65,775,140	36,415,013
Prepaid expenses and other current assets	2,612,371	400,664

Total current assets	100,901,906	91,741,788

Property, plant and equipment, net	37,131,143	35,737,296
Land use rights, net	2,986,764	2,966,805
Construction in progress	-	158,702
Intangible assets, net	13,704,459	15,616,259

TOTAL ASSETS	$154,724,272	$146,220,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19,291,453	$8,760,375
Accounts payable, trade	3,457,480	4,227,177
Income tax payable	-	321,306
Accrued liabilities and other payables	5,180,898	6,217,260

Total current liabilities	27,929,831	19,526,118

Commitments and contingencies (see Note 12)

Shareholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,722,976 shares issued and outstanding as of June 30, 2013 and December 31, 2012	29,723	29,723
Additional paid-in capital	50,097,677	50,097,677
Statutory reserve	9,696,177	9,696,177
Accumulated other comprehensive income	15,547,308	12,946,218
Retained earnings	51,067,416	53,568,622
Total China Marine Food Group Limited shareholders’ equity	126,438,301	126,338,417
Non-controlling interests	356,140	356,315
Total shareholders’ equity	126,794,441	126,694,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$154,724,272	$146,220,850

See accompanying notes to condensed consolidated financial statements.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE, NET
Processed seafood products	$9,798,962	$10,657,284	$21,461,384	$20,560,387
Marine catch	9,125,015	38,334,101	9,380,940	38,334,101
Algae-based beverage products	8,363,640	12,292,806	17,930,156	17,473,632
	27,287,617	61,284,191	48,772,480	76,368,120

COST OF REVENUE (INCLUSIVE OF DEPRECIATION AND AMORTIZATION)
Processed seafood products	(7,357,758)	(7,630,558)	(15,475,636)	(14,901,293)
Marine catch	(8,140,078)	(37,086,105)	(8,417,728)	(37,086,105)
Algae-based beverage products	(5,104,318)	(7,592,003)	(10,948,627)	(10,806,254)
	(20,602,154)	(52,308,666)	(34,841,991)	(62,793,652)

GROSS PROFIT	6,685,463	8,975,525	13,930,489	13,574,468

OPERATING EXPENSES:
Depreciation and amortization	(625,998)	(695,145)	(1,244,732)	(1,391,215)
Sales and marketing	(6,981,939)	(8,698,313)	(11,762,739)	(13,279,562)
General and administrative	(843,994)	(1,208,921)	(1,585,627)	(1,747,062)
Stock-based compensation	-	-	-	(667,246)
Intangible assets impairment	(1,085,183)	-	(1,085,183)	-
TOTAL OPERATING EXPENSES	(9,537,114)	(10,602,379)	(15,678,281)	(17,085,085)

LOSS FROM OPERATIONS	(2,851,651)	(1,626,854)	(1,747,792)	(3,510,617)

OTHER INCOME (EXPENSES):
Subsidy income	-	15,866	-	15,866
Rental income	51,269	49,224	101,931	98,529
Interest income	8,446	28,672	17,919	61,721
Interest expense	(298,498)	(105,815)	(510,012)	(141,121)
LOSS BEFORE INCOME TAXES	(3,090,434)	(1,638,907)	(2,137,954)	(3,475,622)

INCOME TAX EXPENSE	-	-	(363,427)	(207,720)

NET LOSS	(3,090,434)	(1,638,907)	(2,501,381)	(3,683,342)

Less: net loss attributable to non-controlling interests	48	46	175	92

NET LOSS ATTRIBUTABLE TO CHINA MARINE FOOD GROUP LIMITED	$(3,090,386)	$(1,638,861)	$(2,501,206)	$(3,683,250)

Other comprehensive income:
- Foreign currency translation gain	1,896,626	63,579	2,601,090	894,172

COMPREHENSIVE (LOSS) INCOME	$(1,193,760)	$(1,575,282)	$99,884	$(2,789,078)
Net loss per share attributable to China Marine Food Group Limited
- Basic	$(0.10)	$(0.06)	$(0.08)	$(0.12)
- Diluted	$(0.10)	$(0.06)	$(0.08)	$(0.12)

Weighted average shares outstanding
- Basic	29,722,976	29,697,976	29,722,976	29,697,976
- Diluted	29,722,976	29,697,976	29,722,976	29,697,976

See accompanying notes to condensed consolidated financial statements.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,501,381)	$(3,683,342)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,696,938	1,539,539
Reversal of doubtful accounts	(116,389)	(56,906)
Intangible assets impairment	1,085,183	-
Changes in operating assets and liabilities:
Accounts receivable	23,277,782	11,381,301
Inventories	(29,360,127)	(19,083)
Prepaid expenses and other current assets	(2,211,707)	(201,768)
Accounts payable, trade	(769,697)	2,980,069
Income tax payable	(321,306)	(174,525)
Accrued liabilities and other payables	(1,036,362)	1,116,175

Net cash (used in) provided by operating activities	(10,257,066)	12,881,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,024,251)	(68,300)
Cash paid to construction in progress	-	(1,124,690)

Net cash used in investing activities	(1,024,251)	(1,192,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amount due to a shareholder	-	(3,567)
Proceeds from short-term borrowings	18,972,827	7,171,530
Repayment on short-term borrowings	(8,794,150)	(2,570,327)

Net cash provided by financing activities	10,178,677	4,597,636

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,102,640)	16,286,106

Effect of exchange rate changes in cash and cash equivalents	1,852,317	495,052

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	880,259	586,914

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,629,936	$17,368,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,406,832	$382,245
Cash paid for interest	$510,012	$141,121

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer from construction in progress to property, plant and equipment	$158,702	$-
Accrual of property, plant and equipment	$27,095	$-

See accompanying notes to condensed consolidated financial statements.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	China Marine Food Group Limited shareholders’ equity
	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Non- controlling interests	Total shareholders’ equity
	No. of shares	Amount

Balance as of December 31, 2012	29,722,976	$29,723	$50,097,677	$9,696,177	$12,946,218	$53,568,622	$356,315	$126,694,732

Net loss for the period	-	-	-	-	-	(2,501,206)	(175)	(2,501,381)
Foreign currency translation adjustment	-	-	-	-	2,601,090	-	-	2,601,090
Balance as of June 30, 2013	29,722,976	$29,723	$50,097,677	$9,696,177	$15,547,308	$51,067,416	$356,140	$126,794,441

See accompanying notes to condensed consolidated financial statements.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future periods.

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

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash and cash equivalent balances at the financial institutions in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $1,628,683 and $879,647 as of June 30, 2013 and December 31, 2012, respectively, which amounts exclude Ocean Technology.

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

As of June 30, 2013 and December 31, 2012, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and six months ended June 30, 2013 and 2012 were $265,662, $529,455 and $111,359, $224,900, respectively, which included $224,013, $446,493 and $70,176, $142,668 in cost of revenue.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Certain property, plant and equipment with original costs of $1,456,987 have become fully depreciated as of June 30, 2013.

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

Changes in the carrying amount of goodwill are as follows:

	June 30, 2013	December 31, 2012

Beginning balance	$-	$2,553,757
Less: Goodwill impairment	-	(2,571,488)
Effect of foreign currency translation	-	17,731
Ending balance	$-	$-

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

Drink business amortization expenses for the three and six months ended June 30, 2013 and 2012 were $566,565, $1,126,415 and $636,476, $1,273,983, respectively. Using the current exchange rate, the estimated annual amortization expense is $2,277,017 for each of the five succeeding years.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

During the six month ended June 30, 2013, the algae-based drink revenue was higher than that for the same period a year ago but still lower than the Company’s latest forecasts used in the annual impairment tests. Accordingly, the Company revised its forecasts of the drink business reflecting the lower-than-expected beverage demand as experienced during the first half of 2013 and performed an updated valuation of its drink business using revised forecasts. Preliminary estimated results prepared by the Company indicated a fair market value of $13.7 million which was less than the carrying value as of June 30, 2013. Accordingly, the Company recorded an impairment loss of $1.1 million to the intangible assets during the second quarter of 2013. The Company will closely monitor the performance of the drink business and engage an independent valuation expert during the third quarter of 2013 to perform a full valuation of the algae-based drink business reporting unit. If the final valuation results indicate that further intangible assets impairment is necessary, this impairment will be recorded during the third quarter of 2013.

Changes in the carrying amount of intangible assets are as follows:

	June 30, 2013	December 31, 2012

Beginning balance	$15,616,259	$20,225,220
Less: Accumulated amortization	(1,126,415)	(2,547,711)
Less: Intangible assets impairment	(1,085,183)	(2,223,879)
Effect of foreign currency translation	299,798	162,629
Ending balance	$13,704,459	$15,616,259

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment, land use rights and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Apart from the impairment of goodwill and intangible assets as disclosed in the above, there was no impairment for other long-lived assets as of June 30, 2013 and December 31, 2012.

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

The Company recognizes revenue from the sale of processed seafood products and algae-based beverage products upon receipt of the delivery confirmation provided by the distributor’s carrier and the title and risk of loss of the product has transferred to the distributor. The distributor agreements do not provide chargeback, price protection, or stock rotation rights. The Company recognizes revenue from marine catch and ices when title has transferred to the buyer, which usually coincides with the signing of the sales contract on the transaction date or the transaction date being stipulated in the sales contract. The Company experienced no material product returns and recorded no reserve for sales returns for the period ended June 30, 2013 and December 31, 2012.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For processed seafood products, the Company offers sales incentives, consisting of free products, to customers based on yearly sales targets. For algae-based beverage products, the Company offers two types of sales incentives, both consisting of free products. Quarterly incentives are based on the number of cases sold during the quarter and yearly incentives are also based on number of cases sold, as well as other thresholds. These are non-cash incentives and are solely used for promotional activities purposes. These amounts totaling $397,675 and $256,277 for the period ended June 30, 2013 and 2012, respectively, are accrued as sales and marketing expenses during the same month revenue is recognized.

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

For the period ended June 30, 2013 and December 31, 2012, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2013 and December 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	June 30,
	2013	2012
Period-end exchange rates RMB:US$1	6.1732	6.3089
Average exchange rates RMB:US$1 for three months period ended	6.2025	6.3078
Average exchange rates RMB:US$1 for six months period ended	6.2395	6.3027

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

The fair value of short-term borrowings as of June 30, 2013 and December 31, 2012 was $19,291,453 and $8,760,375, respectively, which are identical to their carrying values.

The Company does not have any assets or liabilities that are measured on a recurring basis at fair value.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

NOTE - 4    ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2013	December 31, 2012

Account receivable, at cost	$31,039,657	$54,317,439
Less: allowance for doubtful accounts	(155,198)	(271,587)
Account receivable, net	$30,884,459	$54,045,852

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Changes in the allowance for doubtful accounts are as follows:

	June 30, 2013	December 31, 2012

Beginning balance	$271,587	$344,943
Reversal of doubtful accounts	(116,389)	(73,356)
Amounts written off	-	-
Ending balance	$155,198	$271,587

NOTE - 5    INVENTORIES

Inventories consisted of the following:

	June 30, 2013	December 31, 2012

Raw materials	$62,465,039	$33,337,600
Work-in-process	2,949,851	2,646,855
Finished goods	221,807	269,440
Packaging materials	138,443	161,118
Total	$65,775,140	$36,415,013

For the period ended June 30, 2013 and December 31, 2012, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE - 6    CONSTRUCTION IN PROGRESS

In November 2012, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #1”) in relation to the construction of staff dormitories at our new cold storage facility. The construction was completed in June 2013. Accordingly, the Company transferred approximately $1.16 million of construction in progress to property, plant and equipment and paid a total of approximately $1.13 million in construction costs as at June 30, 2013. Hence the aggregate retention payments related to the Third Party Contractor #1 are approximately $0.03 million as of June 30, 2013.

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #2”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor #2 in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities commenced operations in July 2012. Accordingly, the Company transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid a total of approximately $24.2 million in construction costs as at June 30, 2013. The aggregated retention payments related to the Third Party Contractor #2 are approximately $0.8 million as of June 30, 2013.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 7    SHORT-TERM BORROWINGS

The Company’s wholly-owned subsidiary, Mingxiang, obtained short-term bank loans in the aggregate amount of $8,760,375 as of December 31, 2012, from the Agricultural Bank of China and the China Construction Bank, registered financial institutions in the PRC. During the first half of 2013, we have fully repaid the outstanding short-term bank loans in the aggregate amount of about $8.8 million to the Agricultural Bank of China and the China Construction Bank, respectively, and obtained new short-term bank loans in the aggregate amount of about $19.0 million from the Agricultural Development Bank of China, the China Construction Bank and the Agricultural Bank of China, registered financial institutions in the PRC. As of June 30, 2013, the short-term bank loans were in the aggregate amount of $19,291,453. The weighted average effective interest rate per annum was 6.20% and 6.23% for the period ended June 30, 2013 and 2012, respectively, payable monthly. Interest expenses for the three and six months ended June 30, 2013 and 2012 were $298,498, $510,012 and $105,815, $141,121, respectively and none of the interest incurred was capitalized. The short-term loans are due by December, 2013, January and February, 2014, respectively.

NOTE - 8    NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

June 30, 2013

20% share of equity interest in Xianghe	$512,039
Less: advance to a non-controlling shareholder of a subsidiary	(155,899)
Net amount	$356,140

Advance to a non-controlling shareholder of the Company’s subsidiary, Xianghe, was unsecured, interest free and repayable on demand.

NOTE - 9    INCOME TAXES

For the period ended June 30, 2013 and 2012, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Six Months Ended June 30,
	2013	2012
Tax jurisdiction from:
– Local	$-	$-
– Foreign	(2,137,954)	(3,475,622)
Loss before income taxes	$(2,137,954)	$(3,475,622)

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

As of June 30, 2013, China Marine incurred $30,379 of net operating loss carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $10,481 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Ocean Technology, is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended June 30, 2013 and 2012, respectively. As of June 30, 2013, Ocean Technology incurred $921,505 of net operating loss carryforwards available for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $152,048 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the period ended June 30, 2013 and 2012. Rixiang, Jixiang, Mingxiang, Xianghe and Xianglin are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%.

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

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the period ended June 30, 2013 and 2012 is as follows:

	Six Months Ended June 30,
	2013	2012

Loss before income taxes from PRC subsidiaries	$(2,059,107)	$(3,395,253)
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	(514,777)	(848,813)

Tax effect from Tax Holiday	-	207,389
Tax effect on net operating losses from PRC subsidiaries	348,446	504,944
Tax effect on non-taxable income	-	11,128
Tax effect on non-deductible expenses	529,758	333,072
Income taxes at effective rate	$363,427	$207,720

As of June 30, 2013, the PRC operation incurred $131,046 of net operating loss carryforwards available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $32,762 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The entities in the PRC do not file a consolidated return, so only the entity that generated the losses can utilize them.

Tax Holiday

Loss before income tax expense was $2,137,954 and $3,475,622 for the period ended June 30, 2013 and 2012 and was mainly attributed to subsidiaries with operations in China. Income tax related to China income for the period ended June 30, 2013 and 2012 was $363,427 and $207,720. The combined pro forma effects of the income tax expense exemptions and reductions available to us are as follows:

	Six Months Ended June 30,
	2013	2012
Amount of tax holiday effect	$-	$(207,389)
Tax holiday effect on basic losses per share	$-	$(0.007)
Tax holiday effect on diluted losses per share	$-	$(0.007)

NOTE - 10    SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

(a) Business information

The Company’s chief operating decision maker has been identified as the chairman, Mr. Liu, who reviews consolidated results when making decisions about allocating resources and assessing the performance of the Company. Based on this assessment, the Company has determined that it has three operating and reporting segments for the period ended June 30, 2013 and 2012 which are processed seafood products, marine catch and algae-based beverage products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the period ended June 30, 2013 and 2012.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$9,798,962	$9,125,015	$8,363,640	$27,287,617
Cost of revenue	(7,357,758)	(8,140,078)	(5,104,318)	(20,602,154)
Gross profit	$2,441,204	$984,937	$3,259,322	$6,685,463

Expenditure for long-lived assets	$-	$784,013	$-	$784,013

	Three Months Ended June 30, 2012
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$10,657,284	$38,334,101	$12,292,806	$61,284,191
Cost of revenue	(7,630,558)	(37,086,105)	(7,592,003)	(52,308,666)
Gross profit	$3,026,726	$1,247,996	$4,700,803	$8,975,525

Expenditure for long-lived assets	$-	$532,095	$-	$532,095

	Six Months Ended June 30, 2013
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$21,461,384	$9,380,940	$17,930,156	$48,772,480
Cost of revenue	(15,475,636)	(8,417,728)	(10,948,627)	(34,841,991)
Gross profit	$5,985,748	$963,212	$6,981,529	$13,930,489

Expenditure for long-lived assets	$-	$1,024,251	$-	$1,024,251

	Six Months Ended June 30, 2012
	Processed seafood products	Marine catch	Algae-based beverage products	Total

Revenue, net	$20,560,387	$38,334,101	$17,473,632	$76,368,120
Cost of revenue	(14,901,293)	(37,086,105)	(10,806,254)	(62,793,652)
Gross profit	$5,659,094	$1,247,996	$6,667,378	$13,574,468

Expenditure for long-lived assets	$6,868	$1,124,690	$-	$1,131,558

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for long-lived assets incurred for the period ended June 30, 2013 and 2012 mainly relates to the construction of a cold storage facility and related staff dormitories which are used to store the Company’s inventory for marine catch and processed seafood products, provide marine catch cold storage services and marine catch ice making.

(b) Geographic information

The Company’s operations are located in two main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue, net
The PRC	$27,287,617	$60,238,229	$48,772,480	$75,322,158
Asia	-	1,045,962	-	1,045,962
Total revenue, net	$27,287,617	$61,284,191	$48,772,480	$76,368,120

All the Company’s long-lived assets are located in the PRC in both periods.

NOTE - 11    CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

The followings are tables summarizing the revenue from customers that individually represents greater than 10% of the total revenue for the six months ended June 30, 2013 and 2012 and their outstanding balances as at period-end dates.

	Six Months Ended June 30, 2013
Customer	Revenue	Percentage of total revenue	Accounts receivable, net	Percentage of total accounts receivable, net

Customer A	$9,184,264	19%	$10,290,108	33%
Customer B	9,130,388	19%	7,807,754	25%

Total:	$18,314,652	38%	$18,097,862	58%

	Six Months Ended June 30, 2012
	Revenue	Percentage of total revenue	Accounts receivable, net	Percentage of total accounts receivable, net

Customer C	$22,290,359	29%	$25,163,353	44%
Customer D	16,575,711	22%	17,359,628	30%

Total:	$38,866,070	51%	$42,522,981	74%

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Major vendors

The followings are tables summarizing the purchases from vendor that individually represents more than 10% of the total purchases for the six months ended June 30, 2013 and their outstanding balances as at period-end dates.

	Six Months Ended June 30, 2013
Vendor	Purchases	Percentage of total purchases	Accounts payable, trade	Percentage of total accounts payable, trade

Vendor A	$12,854,308	26%	$81,789	2%
Vendor B	10,141,282	20%	-	-
Vendor C	9,588,556	19%	-	-
Vendor D	5,511,526	11%	154,965	5%
Vendor E	5,440,109	11%	103,128	3%

Total	$43,535,781	87%	$339,882	10%

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

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE – 12    COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of three years with fixed monthly rentals expiring on February 17, 2014, and generally not containing material renewal options. Total rent expenses for the six months ended June 30, 2013 and 2012 was $40,000, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $51,000 in total in the following twelve months.

(b)         Capital commitments

During the first half of 2013, Mingxiang entered into a number of agreements with several independent suppliers in relation to the purchase of certain equipment and machineries for the cold storage facility. The equipment and machineries are expected to be operational in the second half of 2013. Total equipment and machinery costs are approximately $0.5 million. As of June 30, 2013, the Company recorded approximately $0.2 million as prepaid expenses and other current assets. Hence the aggregate contingent payments related to the independent suppliers are approximately $0.3 million as of June 30, 2013.

In November 2012, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #1”) in relation to the construction of staff dormitories at our new cold storage facility. The construction was completed in June 2013. Accordingly, the Company transferred approximately $1.16 million of construction in progress to property, plant and equipment and paid a total of approximately $1.13 million in construction costs as at June 30, 2013. Hence the aggregate retention payments related to the Third Party Contractor #1 are approximately $0.03 million as of June 30, 2013.

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #2”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor #2 in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities commenced operations in July 2012. Accordingly, the Company transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid a total of approximately $24.2 million in construction costs as at June 30, 2013. The aggregated retention payments related to the Third Party Contractor #2 are approximately $0.8 million as of June 30, 2013.

(c)         Guarantees

As of June 30, 2013, Mingxiang was contingently liable as guarantor with respect to the loan of $485,972 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $485,972 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $758,518 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. As of June 30, 2013, Yu Ching has not repaid the interest portion of the debt.

Back to "Table of Contents"

CHINA MARINE FOOD GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of June 30, 2013, the Company has not recorded any liabilities under these guarantees.

NOTE – 13    SUBSEQUENT EVENT

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after June 30, 2013 up through the date we issued the condensed consolidated financial statements. During this period, we did not have any material recognizable subsequent events.

Back to "Table of Contents"

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following review concerns the six months ended June 30, 2013 and 2012, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-Q.

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

Back to "Table of Contents"

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

Sales of our processed seafood products accounted for approximately 35.8% and 17.4% of our total sales in the second quarter of 2013 and 2012, respectively. Trading of our marine catch accounted for approximately 33.6% and 62.5% of our total sales in the second quarter of 2013 and 2012, respectively. Sales of our algae-based beverage products accounted for approximately 30.6% and 20.1% of our total sales in the second quarter of 2013 and 2012, respectively. We expect the sales of our algae-based beverage products will continue to grow in the coming years given our continuous expansion into untapped areas and contribution over the related sales and marketing campaigns since our acquisition at the beginning of 2010.

A detailed breakdown of our sales by major geographical markets is set out in the section “Results of Operations” herein.

Factors that can affect our sales are as follows:

●
The level of sales is dependent on the supply of raw materials on a timely basis. Raw material costs accounted for approximately 78.0% and 73.2% of our total cost of revenue of processed seafood products in the second quarter of 2013 and 2012, respectively. The availability of these raw materials could be affected by a large number of factors, including, inter alia, the availability of fish stock, weather conditions, water contamination, government policies and regulations where such fishing is carried out, the stability of supplies from fishermen and pressure from environmental or animal rights groups.

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

Back to "Table of Contents"

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

As at June 30, 2013, we employed 395 employees.

Back to "Table of Contents"

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

RESULTS OF OPERATIONS

We derive our sales from the sales of processed seafood products, marine catch and algae-based beverage products. The breakdown of our sales and gross profit by product, as well as by geographical location of our customers for the three and six months ended June 30, 2013 and 2012 are set out below:

Breakdown of our past performance by principal products and geographical region

Sales by product

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	9,799	35.8	10,657	17.4	21,461	44.0	20,560	26.9
Marine catch	9,125	33.6	38,334	62.5	9,381	19.2	38,334	50.2
Algae-based beverage products	8,363	30.6	12,293	20.1	17,930	36.8	17,474	22.9
Total	27,287	100.0	61,284	100.0	48,772	100.0	76,368	100.0

Back to "Table of Contents"

Sales by geographical region

	Three months ended June 30, 2013
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,063	10.8	-	-	-	-	1,063	3.9
Zhejiang	3,992	40.8	-	-	4,541	54.3	8,533	31.3
Fujian	4,330	44.2	9,125	100.0	3,822	45.7	17,277	63.3
Guangdong/ Shenzhen	414	4.2	-	-	-	-	414	1.5
Others	-	-	-	-	-	-	-	-
Total PRC	9,799	100.0	9,125	100.0	8,363	100.0	27,287	100.0
Asia	-	-	-	-	-	-	-	-
Total	9,799	100.0	9,125	100.0	8,363	100.0	27,287	100.0

	Three months ended June 30, 2012
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	855	8.0	14,842	38.7	-	-	15,697	25.6
Zhejiang	3,628	34.1	-	-	1,816	14.8	5,444	8.9
Fujian	5,586	52.4	156	0.4	10,477	85.2	16,219	26.4
Guangdong/ Shenzhen	588	5.5	-	-	-	-	588	1.0
Others (1)	-	-	22,290	58.2	-	-	22,290	36.4
Total PRC	10,657	100.0	37,288	97.3	12,293	100.0	60,238	98.3
Asia (2)	-	-	1,046	2.7	-	-	1,046	1.7
Total	10,657	100.0	38,334	100.0	12,293	100.0	61,284	100.0

	Six months ended June 30, 2013
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	2,286	10.6	-	-	-	-	2,286	4.7
Zhejiang	8,471	39.5	-	-	9,130	50.9	17,601	36.1
Fujian	9,854	45.9	9,381	100.0	8,800	49.1	28,035	57.5
Guangdong/ Shenzhen	850	4.0	-	-	-	-	850	1.7
Others	-	-	-	-	-	-	-	-
Total PRC	21,461	100.0	9,381	100.0	17,930	100.0	48,772	100.0
Asia	-	-	-	-	-	-	-	-
Total	21,461	100.0	9,381	100.0	17,930	100.0	48,772	100.0

Back to "Table of Contents"

	Six months ended June 30, 2012
	Processed seafood products		Marine catch		Algae-based beverage products		Total
	US$’000%		US$’000%		US$’000%		US$’000%
PRC
Shandong	1,734	8.4	14,842	38.7	-	-	16,576	21.7
Zhejiang	7,375	35.9	-	-	3,117	17.8	10,492	13.7
Fujian	10,343	50.3	156	0.4	14,357	82.2	24,856	32.5
Guangdong/ Shenzhen	1,108	5.4	-	-	-	-	1,108	1.5
Others (1)	-	-	22,290	58.2	-	-	22,290	29.2
Total PRC	20,560	100.0	37,288	97.3	17,474	100.0	75,322	98.6
Asia (2)	-	-	1,046	2.7	-	-	1,046	1.4
Total	20,560	100.0	38,334	100.0	17,474	100.0	76,368	100.0

(1)	Sales to PRC Others mainly relate to the trading of marine catch transacted in Liaoning province.
(2)	Sales to Asia relate to exports to the Philippines.

Three months ended June 30, 2013 compared to three months ended June 30, 2012, and six months ended June 30, 2013 compared to six months ended June 30, 2012

Sales

Our revenue decreased by approximately $34.0 million or 55.5% from $61.3 million for the three months ended June 30, 2012 to $27.3 million for the same period ended June 30, 2013. The decrease in revenue was attributed to the decrease in sales of our processed seafood products, marine catch and algae-based beverage products. Sales of our processed seafood products decreased by $0.9 million or 8.1% year over year to $9.8 million, whereas sales of algae-based beverage products decreased by $3.9 million or 32.0% to $8.4 million for the same periods under review. Our marine catch segment realized sales of $9.1 million for the three months ended June 30, 2013, compared to $38.3 million for the same period under review.

Our revenue during the six months ended June 30, 2013 decreased to $48.8 million by approximately $27.6 million or 36.1% compared to $76.4 million we realized during the six months ended June 30, 2012. Sales of our processed seafood products increased by $0.9 million or 4.4%, whereas sales of our marine catch segment decreased by $29.0 million. Sales of our algae-based beverage products increased by $0.5 million or 2.6% to $17.9 million during the six months ended June 30, 2013.

As a result of consumers’ perception of seafood safety in relation to the nuclear radiation leaks in Japan which occurred in March 2011, sales of processed seafood products have been significantly and adversely affected since the second quarter of 2011. During the year 2012 and through the first quarter of 2013, sales of our seafood products have largely recovered to pre-earthquake levels. While we are confident that the seafood we use to produce our processed seafood products is safe, it is unclear how long it will take for consumer confidence in seafood products to normalize. The decrease in sales of our processed seafood products for the second quarter of 2013 year over year was mainly attributable to soften product demand and weak purchasing power in the domestic market.

Back to "Table of Contents"

Calendar year ended December 31, 2013 is the fourth year in which we recognize sales of our algae-based beverage products since the acquisition of Xianghe on January 1, 2010. In 2010, our distribution network for the beverage segment was mainly Fujian province. After gaining experience in Fujian, we expanded our distribution into Zhejiang province in the second quarter of 2011. The growth from Fujian and Zhejiang was adversely affected by the public concern over the plasticizer contamination in the beverage industry, as well as the lower-than-expected temperatures in the southern regions of China during the summer of 2011. Sales of our algae-based beverage products in 2012 and the three months ended March 31, 2013 recovered significantly as a result of our continuous contribution to the related sales and marketing campaigns. The decrease in sales of our algae-based beverage products for the second quarter of 2013 year over year was mainly attributable to soften product demand and weak purchasing power in the domestic market. However, given our expansion plan into additional untapped areas of the domestic market and our increased marketing expenditures, we expect the sales of our beverage segment to remain strong in the coming years. Accordingly, the number of sales staff has increased significantly since January 1, 2010 from 23 to 52, as of June 30, 2013.

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

Cost of revenue

Our cost of revenue comprises the cost of our processed seafood and algae-based beverage products operations, as well as the cost of our marine catch. The breakdown is as follows:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	7,358	35.6	7,631	14.6	15,476	44.4	14,902	23.7
Marine catch	8,139	39.7	37,086	70.9	8,417	24.2	37,086	59.1
Algae-based beverage products	5,105	24.7	7,592	14.5	10,949	31.4	10,806	17.2
Total	20,602	100.0	52,309	100.0	34,842	100.0	62,794	100.0

Cost of revenue - Processed seafood products

Our cost of revenue of processed seafood products comprises mainly raw materials, packaging materials, direct labor and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	5,741	78.0	5,588	73.2	11,818	76.4	10,849	72.8
Packaging materials	803	10.9	824	10.8	1,740	11.2	1,643	11.0
Direct labor	284	3.9	572	7.5	722	4.7	1,149	7.7
Manufacturing overhead	530	7.2	647	8.5	1,196	7.7	1,261	8.5
Total	7,358	100.0	7,631	100.0	15,476	100.0	14,902	100.0

Back to "Table of Contents"

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

Raw material costs accounted for approximately 76.4% and 72.8% of our cost of revenue in the six months ended June 30, 2013 and 2012, respectively. The increase in percentage of raw materials cost was mainly due to the modification of some of our products’ formulas to improve tastes and shelf lives during the second quarter of 2013. The increase in raw material costs was in line with the increased production and sales of processed seafood products.

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

Packaging materials

Packaging materials accounted for approximately 11.2% and 11.0% of our cost of revenue in the six months ended June 30, 2013 and 2012, respectively. The increase in packaging material costs for the periods under review was in line with the increased production and sales of processed seafood products.

Direct labor

Direct labor costs accounted for approximately 4.7% and 7.7% of our cost of revenue in the six months ended June 30, 2013 and 2012, respectively. Direct labor includes mainly salaries and wages paid to employees who are involved in the production process. Direct labor costs are dependent on factors such as production volume, number of employees, wage rate and applicable government regulations (including minimum wage requirements, statutory welfare and insurance fund contributions). The fluctuation in direct labor costs as a percentage of costs of sales is dependent on the degree of processing required for the end products.

The total headcount for the processed seafood segment as at June 30, 2013 has decreased to 178 from 582 as of December 31, 2011, as a result of the decreased production and sales of processed seafood products. The decrease in direct labor costs for the first half of 2013 was mainly due to the reduction in headcount.

Back to "Table of Contents"

Manufacturing overhead

Manufacturing overhead comprises depreciation, water, electricity and other fuel costs which are used directly in the production of finished goods. The decrease in manufacturing overhead for the periods under review was mainly due to the improvement in manufacturing efficiency of our processed seafood products.

Cost of revenue - Marine catch

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	7,725	94.9	36,910	99.5	7,860	93.4	36,910	99.5
Other expenses	414	5.1	176	0.5	557	6.6	176	0.5
Total	8,139	100.0	37,086	100.0	8,417	100.0	37,086	100.0

Raw materials

We buy the marine catch from the suppliers and then sell to the customers on a direct basis. The marine catch is predominantly sold to distributors in Liaoning, Fujian and Shandong provinces, and overseas customers in the Philippines. The cost of the raw material is based on the market price at the time of purchase.

The decrease in raw materials cost for the periods under review was due to the decreased sales of trading materials and ices.

Other expenses

Other expenses mainly relate to the costs of packaging materials and ice required to keep the marine catch fresh, and also the associated costs of ice making services for the first half of 2013.

Cost of revenue - Algae-based beverage products

Our cost of revenue of algae-based beverage products comprises mainly raw materials, packaging materials and manufacturing overhead. The following table sets out details of our cost of revenue:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	US$’000%		US$’000%		US$’000%		US$’000%

Raw materials	758	14.9	1,108	14.6	1,634	14.9	1,572	14.5
Packaging materials	3,448	67.5	5,141	67.7	7,390	67.5	7,323	67.8
Manufacturing overhead	899	17.6	1,343	17.7	1,925	17.6	1,911	17.7
Total	5,105	100.0	7,592	100.0	10,949	100.0	10,806	100.0

Back to "Table of Contents"

Raw materials

Raw materials comprise mainly the algae extracts and other beverage ingredients such as sugar and herbal powder. The costs of these raw materials are dependent on the prevailing market prices, which are relatively stable as there is a stable and abundant supply from the existing market.

Raw material costs accounted for approximately 14.9% and 14.5% of our cost of revenue in the six months ended June 30, 2013 and 2012, respectively. The percentage of raw materials cost as a proportion of the total cost of revenue is affected by changes in ingredient mix from time to time and the market price of the raw materials. The increase in raw materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Packaging materials

Packaging materials comprise iron and aluminium foils, which are used to produce the cans, and paper boxes. The costs of these raw materials are dependent on the prevailing market prices with a stable and abundant supply from the existing market.

Packaging materials accounted for approximately 67.5% and 67.8% of our cost of revenue in the six months ended June 30, 2013 and 2012, respectively. The increase in packaging materials cost for the periods under review was in line with the increased sales of our algae-based beverage products.

Manufacturing overhead

We utilize one third party manufacturer to produce our algae-based beverage products. Manufacturing costs are charged based on the production volume. We will use multiple manufacturers going forward so as to mitigate the concentration risks.

Gross profit by product

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	US$’000%		US$’000%		US$’000%		US$’000%

Processed seafood products	2,441	36.5	3,026	33.7	5,985	43.0	5,658	41.7
Marine catch	986	14.8	1,248	13.9	964	6.9	1,248	9.2
Algae-based beverage products	3,258	48.7	4,701	52.4	6,981	50.1	6,668	49.1
Total	6,685	100.0	8,975	100.0	13,930	100.0	13,574	100.0

Gross profit margin by product

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	%	%	%	%
Processed seafood products	24.9	28.4	27.9	27.5
Marine catch	10.8	3.3	10.3	3.3
Algae-based beverage products	39.0	38.2	38.9	38.2
Total	24.5	14.6	28.6	17.8

Back to "Table of Contents"

Gross profit

Gross profit decreased by 25.5% or $2.3 million, from $9.0 million for the three months ended June 30, 2012 to $6.7 million for the same period in 2013. Overall gross profit margin increased by 9.9% from 14.6% for the three months ended June 30, 2012 to 24.5% for the same period in 2013. Gross profit margin for the processed seafood products operations decreased from 28.4% for the three months ended June 30, 2012 to 24.9% for the same period in 2013 which was mainly due to the modification of some of our products’ formulas to improve tastes and shelf lives. Marine catch sales are mainly deemed as opportunistic trading of frozen seafood in blocks and therefore the corresponding profit margin is dependent on the prevailing market conditions which could be fluctuated significantly from time to time. Ice making services contributed negative gross profit margin in the second quarter of 2013 mainly due to low demand of ice during fishing moratorium and therefore corresponding income was not able to cover the invariable costs like labor costs and depreciation. Gross profit margin for the algae-based beverage segment increased from 38.2% to 39.0% for the comparative periods under review mainly due to the improved economies of scale.

Whereas gross profit increased by 2.6% or $0.4 million, to $13.9 million for the six months ended June 30, 2013 comparing to the same period in 2012. Overall gross profit margin for the six months ended June 30, 2013 increased from 17.8% to 28.6% compared to the same period in 2012. Gross profit margin for the processed seafood products operations increased from 27.5% to 27.9%, which was mainly due to the improved scale of production and decreased direct labor costs as a result of reduced headcount achieved in the first quarter of 2013. Gross profit margin for the algae-based beverage segment was increased from 38.2% to 38.9% for the same periods under review with similar reasons as explained above.

Depreciation and amortization

Depreciation and amortization accounted for approximately 2.6% and 1.8% of our total revenue in the six months ended June 30, 2013 and 2012, respectively. Depreciation and amortization was mainly related to the amortization of intangible assets associated with the acquisition of the beverage business declared effective at the beginning of 2010. The algae-based beverage know-how is amortized over its estimated useful life of 10 years, on a straight-line basis, at a yearly amortization charge of approximately $2.3 million.

Sales and marketing expenses

Our sales and marketing expenses comprise mainly salaries of sales and marketing staff, investor relations fees, advertising and promotional costs.

Our sales and marketing expenses decreased to $11.8 million in the six months ended June 30, 2013 from $13.3 million in the six months ended June 30, 2012 and accounted for approximately 24.1% and 17.4% of our total revenue in the six months ended June 30, 2013 and 2012, respectively. The decrease in the sales and marketing expenses was mainly due to the decrease of promotional costs including subsidized products for promotional purposes, free gifts and other direct marketing events. We have spent approximately $6.1 million in advertising campaigns including TV commercials and $5.1 million in promotional costs during the six months ended June 30, 2013 to strengthen brand position and raise awareness of our processed seafood and algae-based beverage products. Accordingly, the number of sales staff has increased from 47 in 2010 to 74 as at June 30, 2013, of which 52 were related to the beverage products segment.

General and administrative expenses

Our general and administrative expenses comprise mainly salaries and staff benefits for employees, legal and professional fees, research and development costs, traveling and entertainment expenses.

Our general and administrative expenses decreased to $1.6 million in the six months ended June 30, 2013 compared to $1.7 million in the six months ended June 30, 2012 and accounted for approximately 3.3% and 2.3% of our total revenue in the six months ended June 30, 2013 and 2012, respectively. The decrease in the general and administrative expenses was mainly due to the decreased professional fees which were partially offset by the increased bonus provision during the periods under review.

Back to "Table of Contents"

Stock-based compensation

On April 1, 2011, the Company granted compensatory stock awards totaling 700,000 common shares to certain of our officers, directors and employees.  Based on the closing stock price of the grant date, the fair value of these stock awards are estimated to be approximately $2.7 million, which is recognized as compensation expense, using the straight-line method, over the service period of one year from April 1, 2011 to March 31, 2012. There was no compensation expense during the first half of 2013.

Goodwill and intangible assets impairment

During the year ended December 31, 2012, the algae-based drink revenues were lower than expected and the corresponding selling expenses were higher than expected compared to the Company’s forecasts. Although the drink business significantly improved revenues during 2012 compared to 2011, the Company incurred significant sales and marketing expenses during the year to support this revenue growth, which resulted in a significant operating loss for the algae-based drink business. As a result, during our third quarter of 2012, we determined there was a triggering event and recorded a goodwill impairment loss of 100% or $2.6 million based on the preliminary results indicating a carrying value of our goodwill was greater than the fair market value. Our goodwill balance is $nil as of June 30, 2013 and December 31, 2012.

Subsequently, the independent valuation expert completed the complete drink business valuation and management concluded that the fair value of the intangible assets as of December 31, 2012 was $15.6 million. The valuation report included a number of significant management assumptions regarding the future growth and profitability of our drink business. This resulted in an intangible assets impairment loss of $2.2 million for the year ended December 31, 2012. As of June 30, 2013 and December 31, 2012, our intangible assets balance is $13.7 million and $15.6 million, respectively. The impairment of the intangible assets for the year ended December 31, 2012 was considered in the finalization of the impairment of the goodwill. The valuation of the remaining intangible, as noted above, is based on a number of assumptions and should actual results differ from these assumptions, further impairment may be necessary.

During the six month ended June 30, 2013, the algae-based drink revenue was higher than that for the same period a year ago but still lower than the Company’s latest forecasts used in the annual impairment tests. Accordingly, the Company revised its forecasts of the drink business reflecting the lower-than-expected beverage demand as experienced during the first half of 2013 and performed an updated valuation of its drink business using revised forecasts. Preliminary estimated results prepared by the Company indicated a fair market value of $13.7 million which was less than the carrying value as of June 30, 2013. Accordingly, the Company recorded an impairment loss of $1.1 million to the intangible assets during the second quarter of 2013. The Company will closely monitor the performance of the drink business and engage an independent valuation expert during the third quarter of 2013 to perform a full valuation of the algae-based drink business reporting unit. If the final valuation results indicate that further intangible assets  impairment is necessary, this impairment will be recorded during the third quarter of 2013.

Please refer to Note 3 of the accompanying financial statements for further details of goodwill and intangible assets.

Other income

Other income mainly relates to rental income and interest income.

Rental income relates to the collection of rent on the 37 shop spaces at our factory in Dabao Industrial Zone. Majority of these rental contracts are based on a one-year lease term and only one rental contract is based on a four-year lease term. Interest income is earned from cash balances with banks as a result of net operational cash flows.

Back to "Table of Contents"

Interest expense

Our interest expense relates to interest costs incurred on the various short-term bank borrowings taken by us for working capital requirements. Our interest expense accounted for approximately 1.0% and 0.2% of our total revenue in the six months ended June 30, 2013 and 2012, respectively. During the first half of 2013, net short-term loans of $10.2 million were drawn down mainly for optimal pricing of marine catch purchases and to maintain the effectiveness of the facility lines with the banks. The weighted average effective interest rates per annum were 6.20% and 6.23% in the six months ended June 30, 2013 and 2012, respectively.

Loss before income tax

Our loss before income tax decreased by $1.4 million from $3.5 million loss in the six months ended June 30, 2012 to $2.1 million loss for the same period in 2013. The decrease was mainly due to the decrease in the sales and marketing expenses and the stock-based compensation expenses of approximately $1.5 million and $0.7 million, respectively, partially offset by an intangible assets impairment charge of $1.1 million, as a result of the factors described above.

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

Income tax expenses for the six months ended June 30, 2013 and 2012 and were approximately $0.4 million and $0.2 million, respectively. The effective tax rates were -17.0% and -6.0%, respectively, for the six months ended June 30, 2013 and 2012.

Back to "Table of Contents"

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded through a combination of shareholders’ equity, borrowings and internally generated funds from our operations. Our cash and cash equivalents as at June 30, 2013 amounted to approximately $1.6 million, with new net short-term loans of $10.2 million being drawn down during the first half of 2013.

A summary of our cash flows for the six months ended June 30, 2013 and 2012 is as follows:

	Six months ended June 30,
US$’000	2013	2012

Net cash (used in) provided by operating activities	(10,257)	12,881
Net cash used in investing activities	(1,024)	(1,193)
Net cash provided by financing activities	10,179	4,598
Net change in cash and cash equivalents	(1,102)	16,286
Foreign currency translation adjustment	1,852	495
Cash and cash equivalents at the beginning of the period	880	587
Cash and cash equivalents at the end of the period	1,630	17,368

Net cash (used in) provided by operating activities

Our net cash used in operating activities for the six months ended June 30, 2013 amounted to approximately $10.3 million, which was a decrease of $23.1 million compared to net cash provided by operating activities for the same period in 2012. The decrease was mainly attributable to the increase in inventories of $29.3 million which were largely composed of trading materials, the decrease in accounts payable and accrued liabilities and other payables of $3.7 million and $2.2 million, respectively, partially offset by the increase in the collection of accounts receivable of $11.8 million during the same periods under review.

As of June 30, 2013, our cash and cash equivalents increased to approximately $1.6 million from $0.9 million at December 31, 2012 mainly as a result of additional net bank borrowings and gain from foreign currency translation, offset by the net cash used in operating activities. Our accounts receivable decreased to $30.9 million at June 30, 2013 from $54.0 million at December 31, 2012, while our inventory increased to $65.8 million at June 30, 2013 from $36.4 million at December 31, 2012. The increase of inventory in the first half of 2013 was mainly due to the purchase of marine catch in blocks from suppliers. We intend to sell the stocks to customers.

Net cash used in investing activities

For the six months ended June 30, 2013, our net cash used in investing activities was approximately $1.0 million which was mainly attributable to the additional costs for the construction of staff dormitories at our new cold storage facility.

Net cash provided by financing activities

For the six months ended June 30, 2013, our net cash provided by investing activities was approximately $10.2 million which was mainly attributable to the net borrowing of short-term bank loans.

Back to "Table of Contents"

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

We have built cold storage facilities adjacent to the fishing port with a capacity of approximately 20,000 tons, to take advantage of its proximity to the port where we obtain fresh marine catch to be processed into seafood products. We financed the total $27.3 million in land use rights and construction costs from funds generated by operations. The facilities commenced operations in July 2012. Accordingly, we transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid approximately $24.2 million in construction costs as at June 30, 2013. The aggregated retention payments related to the Third Party Contractor are approximately $0.8 million as of June 30, 2013.

During the first half of 2013, our wholly-owned subsidiary, Mingxiang, obtained net short-term bank loans, which loans totaled $19.3 million as of June 30, 2013. The loans were drawn down mainly for optimal pricing of marine catch purchases and to maintain the effectiveness of the facility lines with the banks. The short-term loans are due by December, 2013, January and February, 2014, respectively. We could manage our operating cash flows, including collection of accounts receivable, sales of our inventories and purchase less of trading materials, in case our cash is not adequate to pay off the loans.

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

COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Ocean Technology leased certain office space under a non-cancellable operating lease agreement with a term of three years with fixed monthly rentals expiring on February 17, 2014, and generally not containing material renewal options. Total rent expenses for the six months ended June 30, 2013 and 2012 was $40,000, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are approximately $51,000 in total in the following twelve months.

Capital commitments

During the first half of 2013, Mingxiang entered into a number of agreements with several independent suppliers in relation to the purchase of certain equipment and machineries for the cold storage facility. The equipment and machineries are expected to be operational in the second half of 2013. Total equipment and machinery costs are approximately $0.5 million. As of June 30, 2013, the Company recorded approximately $0.2 million as prepaid expenses and other current assets. Hence the aggregate contingent payments related to the independent suppliers are approximately $0.3 million as of June 30, 2013.

In November 2012, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #1”) in relation to the construction of staff dormitories at our new cold storage facility. The construction was completed in June of 2013. Accordingly, the Company transferred approximately $1.16 million of construction in progress to property, plant and equipment and paid a total of approximately $1.13 million in construction costs as at June 30, 2013. Hence the aggregate contingent payments related to the Third Party Contractor #1 are approximately $0.03 million as of June 30, 2013.

Back to "Table of Contents"

In 2010, Mingxiang entered into an agreement with an independent third party (the “Third Party Contractor #2”) in relation to the construction of a cold storage facility. A supplementary agreement was entered into between Mingxiang and the Third Party Contractor #2 in September 2011 related to additional gross areas, machineries and equipment required for the facility. The facilities commenced operations in July 2012. Accordingly, the Company transferred approximately $25.0 million of construction in progress to property, plant and equipment after commencement of operations and paid a total of approximately $24.2 million in construction costs as at June 30, 2013. The aggregated retention payments related to the Third Party Contractor #2 are approximately $0.8 million as of June 30, 2013.

Guarantees

As of June 30, 2013, Mingxiang was contingently liable as guarantor with respect to the loan of $485,972 (equivalent to RMB 3,000,000) to an unrelated third party, Shishi Han Jiang Hua Lian Knitting and Clothing Factory (“Han Jiang Hua Lian”). The term of this guarantee is for the period from November 2008 through December 2017. Pursuant to the loan agreement, Han Jiang Hua Lian will repay the loan by installments and be fully settled by December 31, 2017. Should Han Jiang Hua Lian fail to make its debt payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Mingxiang is required to make under the guarantee is $485,972 (equivalent to RMB 3,000,000).

As of December 31, 2010, Mingxiang was contingently liable as guarantor with respect to the loans of $758,518 (equivalent to RMB 5,000,000) to an unrelated third party, Shishi Yu Ching Knitting and Clothing Company (“Yu Ching”). The term of this guarantee is for the period from January 2009 through January 2011. During 2011, Yu Ching repaid the principal amount of the loan in the amount of $758,518 (equivalent to RMB 5,000,000) but left the amount of loan interest unsettled due to a disagreement between Yu Ching and the creditor in relation to the calculation of the loan interest. Should Yu Ching fail to make its loan interest payments due at any time from the date of guarantee, Mingxiang will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. As of June 30, 2013, Yu Ching has not repaid the interest portion of the debt.

According to the Personal Guarantee Agreement between Mingxiang and Mr. Liu, our CEO, Mr. Liu agreed to bear all liabilities and costs incurred from a direct claim by the creditor if either Han Jiang Hua Lian or Yu Ching fails to make payments to the creditor upon due dates.

In accordance with ASC 460-10 “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. Mingxiang did not receive any consideration for the guarantee and has determined the fair value of the indemnification to be insignificant. As of June 30, 2013, the Company has not recorded any liabilities under these guarantees.

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

Back to "Table of Contents"

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

The percentage of our sales denominated in RMB and US dollars are as follows:

	Six months ended June 30,
	2013	2012
	%	%
Sales
RMB	100.0	98.6
US dollars	0.0	1.4
Total	100.0	100.0

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a “managed-float currency regime”. As at June 30, 2013, the exchange rate was approximately US$1.00 to RMB6.1732. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure and in the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Pengfei Liu, and Principal Financial Officer, Marco Hon Wai Ku, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2013.

Back to "Table of Contents"

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

During the most recent quarter ended June 30, 2013, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Back to "Table of Contents"

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

For the production of our processed seafood and algae-based beverage products, we rely on our major suppliers for a significant portion of the supply of raw materials. Purchases from our top five suppliers of raw materials accounted for approximately 87.0% and 94.5% of our total purchases of raw materials for the six months ended June 30, 2013 and 2012, respectively. In the event that we are unable to secure our raw materials from these suppliers and we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

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

Back to "Table of Contents"

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

Back to "Table of Contents"

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

Back to "Table of Contents"

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARINE FOOD GROUP LIMITED

Dated: August 14, 2013	/s/ Pengfei Liu
Pengfei Liu, Chief Executive Officer
(Principal executive officer)

Dated: August 14, 2013	/s/ Marco Hon Wai Ku
Marco Hon Wai Ku, Chief Financial Officer (Principal financial officer and principal accounting officer)